Form 10QSB
period 1999-06-30
HADRO RESOURCES INC
filed 1999-11-05
CIK 1057226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC. 20549
                                        Form 10-QSB

( X) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended June 30, 1999

(  ) Transition Report Pursuant To Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 for the transition period from

                             Commission File Number 000-25579


                                   HADRO RESOURCES INC.
                (Exact name of registrant as specified in charter)


          Nevada                                       87-0571853
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


                                   145 Tyee Road #1526
                           Point Roberts, Washington   98281
                 (Address of principal executive offices and Zip Code)

                                       604-943-7515
                       Registrant's telephone number, including area code

                                           None
         (Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes (X) No ( ) and

(X) has been subject to filing requirements for the past 90 days  Yes (X) No()

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                                        Outstanding as of June 30, 1999
Common Stock, $0.001 per share                      13,054,200

                                         INDEX





PART 1.         Description                                 Page No
-------         -----------                                 -------
ITEM 1.         Financial Statements (unaudited)               3

                Balance Sheet as at June 30, 1999              4

                Statement of Operations
                For the three and six months
                ended June 30, 1999 and 1998
                and for the period from December 3,
                1997 (Date of Incorporation) to
                June 30, 1999                                  5

                Statement of Changes in Shareholders
                Equity                                         6

                For the period from December 3, 1997\
                Date of Incorporation) to June 30,1999         6

                Statement of Cash Flows
                For the six months ended June 30,
                1999 and 1998 and  the period from
                December 3,1997 (Date of Incorporation)
                to June 30, 1999                               7

                Notes to the Financial Statements              8

ITEM 2.         Plan of Operations                            10

ITEM 6          Exhibits and Reports on Form 8-K              10

PART 11         Signatures                                    10


                          PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Hadro Resources Inc. (an exploration stage company) at June 30, 1999 and December 31, 1998, and the statements of operations for the three and six months ended June 30, 1999 and 1998 and the period from December 3, 1997 (date of incorporation) to June 30, 1999 the cash flows and the statement of stockholders' equity for the six months ended June 30, 1999 and 1998, and the period from December 3, 1997 (date of Incorporation) to June 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.



HADRO RESOURCES, INC.
(Exploration Stage Company)
BALANCE SHEETS
June  30,  1999 and December 31, 1998
--------------------------------------------------------------------------

                                             June 30                Dec 31
                                               1999                  1998
                                             -------                ------
ASSETS

CURRENT ASSETS
Cash                                      $   22,805             $  59,139
                                          ----------             ---------
Total Current Asset                           22,805                59,139

OTHER ASSETS
   Mineral leases - Note 3                         -                     -
                                            --------              --------
                                           $  22,805             $  59,139

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable - related parties. . . . .$    404             $     115
    Accounts payable                           8,306                    15
                                            --------              --------
Total Current Liabilities                      8,710                   130

STOCKHOLDERS' EQUITY
Common stock
   100,000,000 shares authorized, at $0.001
   par value; 13,054,200 shares issued and
   outstanding                                13,054                 13,054

    Capital in excess of par value            96,245                 76,994

 Deficit accumulated during the
 development stage                           (95,204)               (31,039)
                                           ---------               ---------
Total Stockholders' Equity                    14,095                 57,009

                                            $ 22,805              $  57,139






    The  accompanying  notes are an integral part of these financial statements.



HADRO   RESOURCES,  INC.
(Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 1999, and 1998
and the Period from December 3, 1997 (Date of Inception) to June 30, 1999
---------------------------------------------------------------------------


         Three Months    Three Months  Six Months   Six Months    Dec 3, 1997
           Jun 30,         Jun 30,       Jun 30,      Jun 30,         to
            1999            1998          1999         1998      Jun 30, 1999
-------------------------------------------------------------------------------
REVENUES  $      -        $      -     $      -    $     -       $    -

EXPENSES       40,468        16,815        64,166     18,874        95,204


NET LOSS  $   (40,468)    $ (16,815)   $  (64,166) $ (18,874)    $ (95,204)

GAIN (LOSS)
PER COMMON
SHARE -
Basic     $     -         $     -      $     -     $     -       $       -

AVERAGE
OUTSTANDING
SHARES     13,054,200     12,350,000    13,054,200  12,350,000   13,054,200






















  The accompanying notes are an integral part of these financial statements.


HADRO RESOURCES INC.
(Exploration Stage Company)
STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
For the Period from December 3, 1997 (Date of Inception)
to June  30, 1999
---------------------------------------------------------------------------

                                                      Capital in
                                     Common Stock      Excess of    Accumulated
                                   Shares     Amount   Par Value      Deficit
                                   ------     ------  -----------   -----------
Balance December 3, 1997
date of inception)                    -      $    -      $   -        $     -

Issuance of common stock
for cash at $.001 -
February through July 1998       12,350,000     12,350       -              -

Issuance of common stock for
Cash at $.01 - July  1998           560,000        560      5,040           -

Issuance of common stock for
Cash at $.50 - July  1998           114,000        114     56,886           -

Issuance of common stock for
Cash at $.50 - August  1998          30,200         30     15,068           -

Net operating loss for the
Year Ended December 31, 1998           -           -          -        (31,038)
                                 ----------    -------    -------     ---------

Balance December  31, 1998       13,054,200     13,054     76,994        (31,038)

Contribution to capital -
expenses paid by officers              -           -       19,250            -

Net operating loss for the
six months ended June 30, 1999         -           -         -           (64,166)
                                ----------      -------   -------        --------

Balance June 30, 1999            13,054,200   $ 13,054   $ 96,245        $(95,204)
                                 ==========   ========   ========        ========





   The accompanying notes are an integral part of these financial statements.


HADRO  RESOURCES,  INC.
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 1999 and 1998 and the
Period from December 3, 1997 (Date of Inception) to June  30, 1999
------------------------------------------------------------------


                                           Jun 30       Jun 30     Dec 3, 1998
                                            1999         1998   to Jun 30, 1999
                                         ----------   --------  ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                  $(64,166)  $(18,874)     $ (95,204)

   Adjustments to reconcile net
   loss to net cash provided by
   operating activities:

      Contributions to capital -
      expenses                               19,250         -         19,250
      Changes in accounts payable             8,582     3,344          8,711
                                            -------   --------       ---------
   Net (decrease) in Cash From
   Operations                               (36,334)  (15,530)       (67,243)
                                           --------   --------      ---------

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of mineral  lease                      -          -               -
                                            --------  ---------     ---------
CASH FLOWS FROM FINANCING
ACTIVITIES

    Proceeds from issuance of
    common stock                                -      74,950         90,048
    Net Increase (Decrease)                 --------- -------       --------
    in Cash                                 (36,334)   59,420         22,805

Cash at Beginning of Period                  59,139        -              -
                                            -------    -------      --------

Cash at End of Period                      $ 22,805   $59,420       $ 22,805
                                           ========   =======       ========



 The  accompanying  notes  are an integral part of these financial statements

                         HADRO  RESOURCES,  INC.
                      (Exploration  Stage  Company)
                      NOTES  TO  FINANCIAL  STATEMENTS

1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 3, 1997 with authorized common stock of 100,000,000 shares at $0.001 par value with the name "Hadrosaurus Resources, Inc". On January 12, 1998 the name was changed to Hadro Resources Inc.

The Company was organized for the purpose of acquiring and developing oil and gas leases.

The  Company  is  in  the  exploration  stage.

Since its inception the Company has completed a Regulation D offering of 4,174,200 shares of its capital stock for cash.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes

On December 31, 1998, the Company had a net operating loss carry forward of $31,039. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations and is unable to project any reliable future net profits.

Earnings  (Loss)  Per  Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding in accordance with FASB statement No. 128.

Cash  and  Cash  Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

Capitalization  of  Oil  Leases  Costs

The Company uses the successful efforts cost method for recording its oil lease interests, which provides for capitalizing the purchase price of the project and the additional costs directly related to proving the properties and amortizing these amounts over the life of the reserve when operations begin or a shorter period if the property is shown to have an impairment in value or

expensing  the  remaining  balance if proven of no value.   Expenditures for oil
well  equipment  are  capitalized  and  depreciated  over  their  useful  lives.

Environmental  Requirements

At the report date environmental requirements related to the oil and gas leases acquired (note 3) are unknown and therefore an estimate of any future cost cannot be made.

Financial  Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates  and  Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.   ACQUISITION  OF  MINERAL  LEASES

During June 1999 the Company acquired a 100% working interest in 35 oil and gas leases covering 6,174 acres located in Union County, New Mexico with an annual rental of $.25 per acre until 2002 and then $.50 per acre until 2007. The leases carry a royalty of 16.5%

4.  RELATED  PARTY  TRANSACTIONS

Related  parties  have  acquired  58%  of  the  common  stock  issued.

5.  GOING  CONCERN

The Company does not have the necessary assets to be successful in its efforts to develop its oil and gas properties and will need to acquire additional working capital.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

ITEM 2. PLAN OF OPERATIONS

During the next 12 months, the Company will explore the oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico and any additional properties that may warrant acquisition. The Company will have to raise additional funds either by way of advances from the officers and directors, institutional borrowing or through the issuance of the Company's common stock. The Company is currently seeking a joint venture partner/operator to perform exploration activities on the properties. Proposed activities include consolidating lease blocks through purchase or optioning leases, continue research and exploration to include drilling, if warranted. Successful completion will result in gas well production by August 2000.

Liquidity and Capital Resources

The Company will need additional working capital to finance its activities on the New Mexico leases.

Results of Operations

     There are no operations at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Registrant incorporates herein by reference all exhibits previously filed with Form 10SB on March 18, 1999, except for the following new exhibits filed herein:

     Exhibit No. 27 - Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                          SIGNATURES
                          ----------
In accordance with Section 12 of the Securities Exchange Act of 1934, the company caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HADRO RESOURCES INC.
                                 (Registrant)

September 27, 1999                 /s/  Frank W. Donis
Date                                    President and Chief Executive Officer

September 27, 1999                 /s/  Marilyn Rafter
Date                                    Director

