Form 10QSB
period 1999-09-30
HADRO RESOURCES INC
filed 1999-11-05
CIK 1057226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC. 20549
                                        Form 10-QSB


(x) Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class                                    Outstanding as of September 30, 1999
Common Stock, $0.001 per share                      13,054,200

                                         INDEX





PART 1.         Description                                 Page No
-------         -----------                                 -------
ITEM 1.         Financial Statements (unaudited)               3

                Balance Sheet as at September 30, 1999         4

                Statement of Operations
                For the three and six months
                ended September 30, 1999 and 1998
                and for the period from December 3,
                1997 (Date of Incorporation) to
                September 30, 1999                             5

                Statement of Changes in Shareholders
                Equity                                         6

                For the period from December 3, 1997\
                Date of Incorporation) to September 30,1999     6

                Statement of Cash Flows
                For the six months ended September 30,
                1999 and 1998 and  the period from
                December 3,1997 (Date of Incorporation)
                to September 30, 1999                           7

                Notes to the Financial Statements               8

ITEM 2.         Plan of Operations                             10

ITEM 5.         Exhibits and Reports on Form 8-K               10

PART 11         Signatures                                     10


                          PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheet of Hadro Resources Inc. (an exploration stage company) at September 30, 1999 and December 31, 1998, and the statements of operations for the three and six months ended September 30, 1999 and 1998 and the period from December 3, 1997 (date of incorporation) to September 30, 1999 the cash flows and the statement of stockholders' equity for the six months ended September 30, 1999 and 1998, and the period from December 3, 1997 (date of Incorporation) to September 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.



HADRO RESOURCES, INC.
(Exploration Stage Company)
BALANCE SHEETS
September  30,  1999 and December 31, 1998
--------------------------------------------------------------------------
                                             September 30           Dec 31
                                               1999                  1998
                                             -------                ------
ASSETS

CURRENT ASSETS
Cash                                      $   18,635             $  59,139
                                          ----------             ---------
Total Current Asset                           18,635                59,139

OTHER ASSETS
   Mineral leases - Note 3                         -                     -
                                            --------              --------
                                           $  18,635             $  59,139

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable - related parties. . . . .$    509             $     115
    Accounts payable                           8,152                    15
                                            --------              --------
Total Current Liabilities                      8,661                   130

STOCKHOLDERS' EQUITY
Common stock
   100,000,000 shares authorized, at $0.001
   par value; 13,054,200 shares issued and
   outstanding                                13,054                 13,054

    Capital in excess of par value           111,995                 76,994

 Deficit accumulated during the
 development stage                          (115,075)               (31,039)
                                           ---------               ---------
Total Stockholders' Equity                     9,974                 57,009

                                            $ 18,635              $  57,139







    The  accompanying  notes are an integral part of these financial statements.




HADRO   RESOURCES,  INC.
(Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 1999, and 1998
and the Period from December 3, 1997 (Date of Inception) to September 30, 1999
-------------------------------------------------------------------------------


         Three Months   Three Months   Nine Months   Nine Months   Dec 3, 1997
            Sept 30,       Sept 30,      Sept 30,      Sept 30,         to
             1999           1998          1999          1998     Sept 30, 1999
-------------------------------------------------------------------------------
REVENUES     $   -        $      -     $      -    $     -     $    -


EXPENSES       4,120        1,656        84,036     20,530       115,075


NET LOSS     $(4,120)     $(1,656)     $(84,036)   $(20,530)   $(115,075)

GAIN (LOSS)
PER COMMON
SHARE -
Basic        $  -         $     -       $    -     $     -     $       -

AVERAGE
OUTSTANDING
SHARES        13,054,200     12,910,000    13,054,200  12,910,000




















  The accompanying notes are an integral part of these financial statements.



HADRO RESOURCES INC.
(Exploration Stage Company)
STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
For the Period from December 3, 1997 (Date of Inception)
to September  30, 1999
-------------------------------------------------------------------------------

                                                      Capital in
                                     Common Stock      Excess of    Accumulated
                                   Shares     Amount   Par Value      Deficit
                                   ------     ------  -----------   -----------
Balance December 3, 1997
date of inception)                    -      $    -      $   -        $     -

Issuance of common stock
for cash at $.001 -
February through July 1998       12,350,000     12,350       -              -

Issuance of common stock for
Cash at $.01 - July  1998           560,000        560      5,040           -

Issuance of common stock for
Cash at $.50 - July  1998           114,000        114     56,886           -

Issuance of common stock for
Cash at $.50 - August  1998          30,200         30     15,068           -

Net operating loss for the
Year Ended December 31, 1998           -           -          -          (31,038)
                                 ----------    -------    -------      ---------

Balance December  31, 1998       13,054,200     13,054     76,994      (31,038)

Contribution to capital -
expenses paid by officers              -           -       35,001          -

Net operating loss for the
six months ended September 30, 1999    -           -         -         (84,036)
                                ----------      -------   -------      --------

Balance September 30, 1999       13,054,200   $ 13,054   $111,995      (115,075)
                                 ==========   ========   ========      ========







   The accompanying notes are an integral part of these financial statements.



HADRO  RESOURCES,  INC.
(Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the Six Months Ended September 30, 1999 and 1998 and the
Period from December 3, 1997 (Date of Inception) to September  30, 1999
-------------------------------------------------------------------------------


                                         Sept 30     Sept 30     Dec 3, 1998
                                          1999        1998    to Sept 30, 1999
                                         ----------   --------  ---------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                  $(84,036)  $(20,530)     $ (111,075)

   Adjustments to reconcile net
   loss to net cash provided by
   operating activities:

      Contributions to capital -
      expenses                               35,001         -         35,001
      Changes in accounts payable             8,531    10,002          8,661
                                            -------   --------       ---------
   Net (decrease) in Cash From
   Operations                               (40,504)  (10,528)       (71,413)
                                           --------   --------      ---------

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of mineral  lease                      -          -               -
                                            --------  ---------     ---------
CASH FLOWS FROM FINANCING
ACTIVITIES

    Proceeds from issuance of
    common stock                                -      68,948         90,048
    Net Increase (Decrease)                 --------- -------       --------
    in Cash                                 (40,504)   58,420         18,635

Cash at Beginning of Period                  59,139        -              -
                                            -------    -------      --------

Cash at End of Period                      $ 18,635   $58,420       $ 18,635
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

3.   ACQUISITION  OF  MINERAL  LEASES

During September 1999 the Company acquired a 100% working interest in 35 oil And Gas leases covering 6,174 acres located in Union County, New Mexico with An Annual rental of $.25 per acre until 2002 and then $.50 per acre until 2007. The Leases carry a royalty of 16.5%

4.  RELATED  PARTY  TRANSACTIONS

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

ITEM 2. PLAN OF OPERATIONS

During the next 12 months, the Company will acquire additional oil and gas leases in Union County, New Mexico and Animas County, Colorado and any additional properties that may warrant acquisition. The Company will have to raise additional funds either by way of advances from the officers and directors, institutional borrowing or through the issuance of the Company's common stock.

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

                                  HADRO RESOURCES INC.
                                 (Registrant)

September 27, 1999                 /s/  Frank W. Donis
Date                                    Chief Executive Officer

September 27, 1999                 /s/  Marilyn Rafter
Date                                    Director

