Form 10KSB
period 1999-12-31
HADRO RESOURCES INC
filed 2000-03-29
CIK 1057226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

(  )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF
1934  9(FEE  REQUIRED)

For  the  fiscal  year  ended          December  31,  1999
                                       -------------------

(  )     TRANSACTION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D)OF THE SECURITIES
EXCHANGE  AGE  OF  1934  (NO  FEE  REQUIRED)
for  the  transaction  period  from               to

Commission  File  number               000-25579
                                       ---------


                              HADRO RESOURCES, INC.

                 (Exact name of Company as specified in charter)


           NEVADA                                   87-0571853
           ------                                   ----------
State or other jurisdiction of                  (I.R.S. Employee
   Incorporation                                    I.D.  No.)


145  Tyee  Road  #1526  Point  Roberts, Washington              98281
---------------------------------------------------            -------
(Address of  principal  executive  offices)                    (Zip  code)

Issuer's  telephone  number,  incl  area  code:               (604)  943-7515
                                                              ---------------

Securities  registered  pursuant  to  section  12  (b)  of  the  Act:

TITLE  OF EACH SHARE                              NAME OF EACH EXCHANGE ON WHICH
--------------------                              ------------------------------
                                                             REGISTERED:
                                                             -----------

       None                                                   None
       ----                                                   ----

Securities  registered  pursuant  to  Section  12  (g)  of  the  Act:

       None
  --------------
(Title  of  Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    (1)  Yes(  X  )     No (  )          (2)  Yes(  X  )     No(    )

Check if there is no disclosure of delinquent filers in repsonse to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB  (     )

State  issuer's  revenues  for  its  most  recent  fiscal  year     $     -0-
                                                                          ---

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, of the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at December 31, 1999 the aggregate market value of the voting stock held by nonaffiliates is undeterminable and  is  considered  to  be  0

   THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS.

                                 Not applicable

                      APPLICABLE ONLY TO CORPORATE COMPANYS


As of December 31, 1999, the Company has 13.054,200 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg.
Part  I,  part  II,  etc)  into  which  the  documents  is  incorporated:

(1)     Any  annual  report  to  securities  holders;

(2)     Any  proxy  or  other  information  statement;

(3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.



NONE

                                TABLE OF CONTENTS



PART  I

ITEM  1          DESCRIPTION  OF  BUSINESS

ITEM  2          DESCRIPTION  OF  PROPERTY

ITEM  3          LEGAL  PROCEEDINGS

ITEM  4          SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITIES  HODLERS




PART  II

ITEM  5          MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

ITEM  6          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATION

ITEM  7          FINANCIAL  STATEMENTS

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE




PART  III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

ITEM  10     EXECUTIVE  COMPENSATION

ITEM  11     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

ITEM  12     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS




PART  IV

ITEM  13     EXHIBITS

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS



Hadro Resources, Inc. (the "Company") was incorporated in the State of Nevada on December 3, 1997 under the name Hadrosaurus Resources, Inc. On January 20, 1998, the Company filed an Amendment to its Articles of Incorporation changing the name of the Company to Hadro Resources, Inc. The Company is engaged in the production of oil and gas.

The Company expects to generate revenues from operations and obtain additional working capital through future equity and/or financings.

The Company maintains principal business offices at (1) 145 Tyee Road #1526, Point Roberts, Washington 98281 and (2) 5405 12th Avenue, Suite 204, Delta, B.C., Canada V4M 2B2. Its statutory office is located at 3230 East Flamingo Road, Suite 156, Reno, Nevada 89121. The Company's fiscal year end is December 31.

The Company is a natural resource exploration company engaged in the acquisition, exploration and development of oil and natural gas properties. On August 1, 1998, the Company entered into an Option Agreement to acquire an interest in an oil and gas property in Alberta, Canada from Donn Capital Corp., a privately-held company wholly owned by frank W. Donis, President of the Company. On June 15, 1999, the Company terminated the Agreement and has no further right, title and/or interest in or to the property subject of the Agreement and has no further obligation to Donn Capital regarding this property.

On November 1, 1998, the Company entered into an Agreement and Declaration of Trust with W. G. Van Bebber, an unrelated third party, whereby Mr. Van Bebber will research and acquire available oil and gas leases on behalf of the Company. Pursuant to the terms of the Agreement, leases will be taken in the name of W.
G. Van Bebber, as Trustee for the exclusive use and benefit of the Company and all approved costs and expenses incurred in such leasing and acquisition will be paid by the Company.

                        ITEM 2. DESCRIPTION OF PROPERTIES



In June, 1999, Mr. Van Bebber, on behalf of the Company, entered into an Assignment Agreement with Ibis Petroleum, Inc. ("Ibis"), whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of 35 oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico. The leasehold interests are as follows:

1. 28 State of New Mexico Leases, covering a total of 6174.23 acres, with an annual rental rate of $0.25 per acre until 2002, at which time the rate increases to $0.50 per acre through expiration. 22 of the leases will expire on January 31, 2007 and the remaining 6 will expire on March 31, 2007. The State of New Mexico will receive a 12.5% royalty payment on any oil or gas production on the properties; Ibis will receive a 2% overriding royalty; and three other unrelated third parties will receive a total of 2% overriding royalties on any production. The Company's total royalty burden for these leases is 16.5%. The Company's working interest in and to these leases is 100% and its net revenue interest (after royalty payments) is 83.5%.

2. 2 federal leases, covering a total of 2323.33 acres, with an annual rental rate of $1.50 per acre. These leases will expire on May 31, 2009. The federal government will receive a 12.5% royalty payment on any oil or gas production on the properties. The Company's total royalty burden for these leases if 12.5%. The Company's working interest in and to these leases is 100% and its net revenue interest (after royalty payments) is 87.5%.

3. 5 State of New Mexico Leases, covering a total of 1252.04 acres, with an annual rental rate of $0.25 per acre until 2004, at which time the rate increases to $0.50 per acre through expiration. The leases will expire on July 31, 2009. The State of New Mexico will receive a 12.5% royalty payment on any oil or gas production on the properties. The Company's total royalty burden for these leases is 12.5%. The Company's working interest in and to these leases is 100% and its net revenue interest (after royalty payments) is 87.5%


                            ITEM 3. LEGAL PROCEEDINGS



There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

           ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS



No matters were submitted to a vote of shareholders of the Company during the period year ended December 31, 1999.

                                     PART II



        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's application to trade and list its securities on the NASD over the counter Bulletin Board was approved on February 9, 2000. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at December 31, 1999 the Company had 39 shareholders; three of these shareholders are officers and directors of the Company.

      ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION




Overview
--------

     Since its formation in December, 1997, the Company has been engaged in research and development activities relating to the acquisition of possible oil and gas producing properties. Currently, it has a total of 35 oil and gas leases acquired by and held in the name of its agent, W. G. Van Bebber. The properties subject of the Leases are located in Union County, New Mexico. The Company intends to acquire additional oil and gas leases in Union County, and Los Animas County, Colorado and any additional properties that may warrant acquisition. The Company is currently seeking a joint venture partner/operator to perform exploration activities on the properties.

Liquidity  and  Capital  Resources
----------------------------------

As at December 31, 1999, the Company had $ 9,197 of assets, and $5,748 of liabilities, including cash or cash equivalents amounting to $ 9,197. The liabilities of $5,748 consist of amounts accrued for audit and accounting of $ 2,859.57 and amounts due to related parties.

The Company will need additional working capital to finance its activities on the New Mexico leases.
Results  of  Operations
-----------------------

There  are  no  operations  at  this  time.






                          ITEM 7. FINANCIAL STATEMENTS




The financial statements of the Company are included following the signature page to this Form 10-KSB.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

From inception to date, the Company's principal accountant is Andersen Andersen & Strong L.C. of Salt Lake City, Utah. The firm's report for the period from inception to December 31,1999 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART III.


      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT




Each director of the Company is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each officer of the Company is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the present officers and directors of the Company are set forth below:




                                                                            Term
                                                                          Director
Name and Address. . . . .      Age       Position(s)                        Since
-------------------------      ---       -----------                     ---------

Frank W. Donis                 55     President and Director                 1997
413 Tsawwassen Beach Road
Delta, British Columbia
Canada, V4M 2J2

Marilyn Rafter                 47     Secretary, Treasurer                   1997
5268 IA Avenue                            and Director
Delta, British Columbia
Canada, V4M ICI


Gene D. Wilson                 70          Director                          1997
8 10 Four Hills Road
Albuquerque, NM
USA, 8712-3

FRANK W. DONIS has been the President and a Director of the Company since inception. Since September 1980, he has also been the President of Epic Oil and Gas Ltd., a publicly traded Canadian corporation engaged in oil and gas exploration. Since June 1968, he has also been a self-employed Dentist. He graduated from the University of Alberta in 1968 with a Degree in Dentistry. Mr. Donis devotes his time as required to the business of the Company.

MARILYN RAFTER has been the Secretary, Treasurer and a Director of the Company since inception. Since April 1995, she has also been the Manager of A.D. Garnet Investments, Ltd., a privately held Canadian corporation, engaged in the business of real estate development and management. From October 1991 to August 1993, she was a Consultant for ExperDent Consulting, Inc., a Canadian corporation engaged in the business dental consulting. Ms. Rafter devotes her time as required to the business of the Company.

GENE WILSON has been a Director of the Company since inception. Since 1960, he has also been a self-employed Consulting Geologist. He graduated from Marshall University in Huntington, W. Virginia, in 1950 with a Degree in Geology and from the University of Illinois 9n 1954 with a Masters Degree in Geology. Mr. Wilson devotes his time as required to the business of the Company.

Each of the persons named above has held his/her office/position since inception of the Company and is expected to hold said office/position until the next annual meeting of stockholders.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

4. filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;


5. was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

6. was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(4) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity:


(5)          engaging  in  any  type  of  business  practice:  or


(6) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws  or  federal  commodities  laws:

7. was the subject of any order, judgement, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item or to be associated with persons engaged in any such activities:


8. was found by a court of competent jurisdiction in a civil action or by the Securities and
       Exchange Commission to have violated any federal or state securities law, and the judgement in such civil action or finding by the Securities and Exchange Commission has not  been  subsequently  reversed,  suspended,  or  vacated.


9. was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission ahs not been subsequently reversed, suspended or vacated.



               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT



The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16 (a).

The following table sets forth as at December 31, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                            Position                  Report  to  be  Filed
-------------------          --------------               ---------------------
N/A

                       ITEM 10.    EXECUTIVE COMPENSATION

None of the Company's officers and directors are currently compensated for their services as the Company is only in the development stage and has not yet fully commenced business operations. However, the officers and directors are reimbursed for any expenses they incur on behalf of the Company.

Employment  Agreements

None of the Company's officers or directors are currently party to employment agreements with the Company. The Company presently has no pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company.

   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



Principal  Shareholders
-----------------------

The following table sets forth certain information regarding the Company's Common Stock, par value $.001 ("Common Stock") beneficially owned as of January 31, 1999 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock;
(ii) each of the Company's directors; (iii) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B); and (iv) all executive officers and directors as a group. At January 31, 1999, there were 13,054,200 shares of Common Stock outstanding.



                                         Amount  and
                  Name  and                 Nature  of
Title  of        Address  of                Beneficial          Percent
 Class         Beneficial  Owner(1)         Ownership(2)         Class
-------        -------------------          -----------         -------

Common  Stock   Frank  W.  Donis            7,005,000(i)(ii)        53.7 %
                413  Tsawwassen
                Beach  Road
                Delta,  B.C.,
                Canada,  V4M  2J2


Common  Stock   Marilyn  J.  Rafter            255,000 (i)(ii)       2%
                5268  IA  Avenue
                Delta,  B.C.,
                Canada,  V4M  1  C  1


Common  Stock   Gene  Wilson                   500,000  (i)          3.8 %
                811 Four Hills Rd. S.E.
                Albuquerque,  N.M.
                87123

Common  Stock   Bond Mercantile  Ltd.        1,000,000               8%
                Principal-Juan Mashburn
                Akara Building. 24
                De Castro St. Road Town
                Tortola, British Virgin
                Islands

Common  Stock   Commodore Management Corp.   1,000,000               8%
                Principal-Antoinette Stubbs
                Saffrey  Square, Suite 205
                Nassau,  Bahamas

Common  Stock   Douglas  inc.                1,000,000               8%
                Principal-Tim  O"Sullivan
                Box  260  Butterfield Sq.
                Providenciales
                Turks  and  Caicos Islands

Common  Stock   Peregrine Corporation        1,000,000               8%
                Principal-Frances Perez
                No. 2. Commecial Centre Sq.
                Alofi,  Niue


All  Officers  and
Directors  as  a  Group                      7,750,000              59.5%



(i) Each  person  named  above may be deemed to be a "parent" and "promoter"
    of  the  Company,
    within  the  meaning  of  such  terms  under the Securities Act of 1933, as amended,  by  virtue  of
    his/her direct and indirect holdings in the Company.  These persons are the only
    "promoters"of  the  Company.

(ii) Frank Donis and Marilyn Rafter's spouses each own 5,000 shares of the Company's
     Common  Stock  included  in  these  shares.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS




Transactions  with  Management  and  Others

On January 5, 1998 , Frank Donis and Marilyn Rafter, officers and director of the Company, purchased a total of 7,250,000 shares of Common Stock, at a price of $.001 per share, for a total consideration of $7,250.

On February 23, 1998, the Company sold 500,000 shares of Common Stock to Gene Wilson, a director of the Company, at a price of $.01 per share for a total consideration of $5,000.

On August 1, 1998, the Company entered into an Option Agreement to acquire an interest in an oil and gas property in Alberta, Canada from Donn Capital Corp., a privately-held company wholly owned by Frank W. Donis, President of the company. On June 15, 1999, the Agreement was terminated and the Company has no further right, title or obligations due to Donn Capital.

Certain officers, directors and related parties have engaged in business transactions with the Company which were not the result of arms' length negotiations between independent parties. Management believes that the terms of these transactions were as favorable to the Company as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between the Company and its affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of the Board of Directors of the Company.

INDEBTEDNESS  OF  MANAGEMENT

None

TRANSACTIONS  WITH  PROMOTERS

None

                                     PART IV



                          ITEM 13. EXHIBITS AND REPORTS



(a)     (1)     Financial  Statements

The  following  financial  statements  are  included  in  this  report:

Title  of  Document

Report  of  Andersen,  Andersen  &  Strong,  Certified  Public  Accounts

Balance  Sheet  as  at  December  31,  1999

Statement  of  Operations  for  the  Period  from     December  3, 1997 (Date of
inception)  to  December  31,  1999

Statement in Changes in Stockholders' Equity for the period from December 3, 1997 (Date of inception) to December 31, 1999.

Statement of Cash Flows for the period from December 3, 1997 (Date of inception) to December 31, 1999.

Notes  to  the  Financial  statements

(a)     (2)     Financial  Statement  Schedules

The  Following financial statement schedules are included as part of this report

None

(a)     (3)     Exhibits

The  following  exhibits  are  included  as  part  of  this report by reference:

None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:





                                         HADRO  RESOURCES,  INC.


Date: 3-21-00                           By:    "Frank  Donis"
                                                --------------
                                               Frank  W.  Donis
                                               President  &  Director


Date: 3-21-00                           By:    "Marilyn  Rafter"
                                               -----------------
                                               Marilyn  Rafter
                                            Corporate  Secretary

            [LETTERHEAD ANDERSEN ANDERSEN & STRONG]


Board  of  Directors
Hadro  Resources,  Inc.
Point  Roberts,  Washington

     REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

We have audited the accompanying balance sheet of Hadro Resources, Inc. ( development stage company) at December 31, 1999 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and the period from December 3, 1997 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hadro Resources, Inc. at December 31, 1999 and the results of operations, and cash flows for the years ended December 31, 1999 and 1998 and the period from December 3, 1997 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained continuing losses since inception and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 4 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/  ANDERSEN ANDERSEN & STRONG

Salt  Lake  City,  Utah
March  18



                              HADRO RESOURCES, INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999

ASSETS

CURRENT ASSETS
Cash                                          $9,197
                                              ------

Total Current Assets                          $9,197
                                              ======


LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES
  Accounts  payable  -  related  parties      $1,651
  Accounts  payable                            4,097
                                               -----

Total  Current  Liabilities                    5,748
                                               -----

STOCKHOLDERS'  EQUITY

     Common  stock
     100,000,000  shares  authorized,  at
     $0.001  par  value;13,054,200 shares
     issued  and  outstanding                 13,054

    Capital  in  excess  of  par  value      126,795

    Deficit  accumulated  during the
    development stage                       (136,400)
                                            --------

Total  Stockholders'  Equity                   3,449
                                              ------
                                            $  9,197
                                             =======


                                  ( DEVELOPMENT STAGE COMPANY)

                                      HADRO RESOURCES, INC.
                                     STATEMENT OF OPERATIONS
                     FOR THE  YEARS ENDED DECEMBER 31, 1999 AND 1998 AND THE
                PERIOD DECEMBER 3, 1997 (DATE OF INCEPTION) TO DECEMBER  31, 1999



                                               DEC 31         DEC 31      DEC 3, 1997
                                                1999           1998      TO DEC 31, 1999
                                              -------------------------------------------
REVENUES . . . . . . . . . . . . . . . . . .  $    -          $      -       $      -

EXPENSES . . . . . . . . . . . . . . . . . .    105,362          31,038       136,400
                                              -------------------------------------------

NET LOSS . . . . . . . . . . . . . . . . . .   (105,362)      $ (31,038)     $(136,400)
                                              ===========================================



NET LOSS PER COMMON SHARE

Basic. . . . . . . . . . . . . . . . . . . .     $  -        $   -
                                              ---------------------------


AVERAGE   OUTSTANDING SHARES

    Basic                                     13,054,200      12,300,000
                                              ----------------------------



   The accompanying notes are an integral part of these financial statements.

                                          HADRO RESOURCES INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM DECEMBER 3, 1997 (DATE OF INCEPTION)
                                          TO DECEMBER  31, 1999



                                                         COMMON  STOCK        CAPITAL In
                                                     --------------------      EXCESS OF   ACCUMULATED
                                                      SHARES          AMOUNT   PAR VALUE      DEFICIT
                                               --------------------  --------  ----------  ----------

BALANCE DECEMBER 3,  1997 (date of inception)                     -  $      -  $        -  $       -

Issuance of common stock for cash
   at $.001 - February through July  1998 . .            12,350,000    12,350           -          -


Issuance of common stock for cash
  at $.01 - July  1998                                      560,000       560       5,040          -

Issuance of common stock for cash
     at $.50 - July  1998 . . . . . . . . . .               114,000       114      56,886          -

Issuance of common stock for cash
     at $.50 - August  1998 . . . . . . . . .                30,200        30      15,069          -

Net operating loss for the year ended
December 31, 1998 . . . . . . . . . . . . . .                     -         -           -    (31,038)

                                                     --------------  --------  ----------  ----------

BALANCE DECEMBER  31, 1998. . . . . . . . . .            13,054,200    13,054      76,995    (31,038)

Contributions to capital by related
   parties - expenses . . . . . . . . . . . .                     -         -      49,800          -
Net operating loss for the year
ended December 31, 1999 . . . . . . . . . . .                     -         -           -   (105,362)
                                                     --------------  --------  ----------  ----------
BALANCE DECEMBER 31, 1999 . . . . . . . . . .            13,054,200  $ 13,054  $  126,795  $(136,400)
                                                     ==============  ========  ==========  ==========




   The accompanying notes are an integral part of these financial statements.

                             HADRO  RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
           FOR THE  YEARS ENDED  DECEMBER 31, 1998 AND 1998   AND THE
        PERIOD DECEMBER 3, 1997 (DATE OF INCEPTION) TO DECEMBER  31, 1999


                                                  DEC 31       DEC 31         DEC 3, 1997
                                                   1999         1998        TO DEC 31, 1999
                                             --------------  ------------  -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                          (105,362)      (31,038)         $(136,400)

Adjustments to reconcile net loss to
net cash provided by operating
activities

         Contribution to capital - expenses         49,800                           49,800
         Changes in accounts payable. . . .          5,620           127              5,747
                                             --------------  ------------       -------------

Net (decrease) in Cash From Operations. . .        (49,942)      (30,911)           (80,853)
                                             --------------  ------------       -------------

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of mineral  lease. . . . . . . . .              -             -                  -
                                             --------------  ------------  -----------------


CASH FLOWS FROM FINANCING
ACTIVITIES

     Proceeds from issuance of common stock              -        90,050             90,050
                                             --------------  ------------  -----------------

Net Increase (Decrease) in Cash . . . . . .        (49,942)       59,139              9,197

Cash at Beginning of Period . . . . . . . .         59,139             -                  -
                                             --------------  ------------  -----------------

Cash at End of Period . . . . . . . . . . .  $       9,197   $    59,139   $          9,197
                                             ==============  ============  =================



NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital by officers - 1999  $      49,800
                                             --------------





   The accompanying notes are an integral part of these financial statements.

                              HADRO RESOURCES, INC.
                          ( DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS




1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 3, 1997 with authorized common stock of 100,000,000 shares at $0.001 par value with the name "Hadrosaurus Resources, Inc". On January 12, 1998 the name was changed to Hadro Resources Inc.

The Company was organized for the purpose of acquiring a business opportunity which management believes can be profitable.

The  Company  is  in  the  development  stage.

Since its inception the Company has completed a Regulation D offering of 4,174,200 shares of its capital stock for cash.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

At December 31, 1999, the Company had a net operating loss carry forward of $136,400. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits.

The  loss  carryover  will  expire  starting  in  2014  through  2020.

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Financial  Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                              HADRO RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Estimates  and  Assumptions
---------------------------

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

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on December 31, 1999.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  RELATED  PARTY  TRANSACTIONS

Related  parties  have  acquired  58%  of  the  common  stock  issued.

4.  GOING  CONCERN

Management is currently seeking a business opportunity which it believes can be profitable. To be successful in this effort the Company will need additional working capital.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

Management recognizes that, if it is unable to raise additional capital, the Company cannot be successful in its efforts.