Form 10KSB
period 2000-03-31
HADRO RESOURCES INC
filed 2000-05-10
CIK 1057226

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                      WASHINGTON, D. C. 20549  FORM 10-QSB


(X  )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934  FOR   THE   QUARTERLY   PERIOD    ENDED        MARCH  31,  2000
(  )TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM  ---------------  TO
-------------------
COMMISSION  FILE  NUMBER    000-25579

                             HADRO  RESOURCES,  INC.
                             -----------------------
            (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  CHARTER)

                NEVADA                                      87-0571853
    --------------------------------                     ----------------
(STATE  OR  OTHER  JURISDICTION  OF                       (I.R.S.EMPLOYER
INCORPORATION  OR  ORGANIZATION)                         IDENTIFICATION  NO.)

  145  TYEE   ROAD  #1526,  POINT  ROBERTS,  WA                    98281
-----------------------------------------------                -----------
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                    (ZIP CODE)



                                  604-943-9414
                            ------------------------
             REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE
   (FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), YES [ X ] NO [ ] AND (2) HAS BEEN SUBJECT TO
SUCH  FILING  REQUIREMENTS  FOR  THE  PAST  90  DAYS.  YES  [X  ]   NO  [  ]

                    APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

                  CLASS                  OUTSTANDING  AS  OF  MARCH  31,  2000
                  ------                 --------------------------------------
           COMMON  STOCK,  $0.001                    13,054,200

     INDEX



                                                                                      Page
                                                                                     Number
                                                                                   -----------
PART I.
           ITEM 1. .  Review report                                                      3

                      Balance Sheets  . . . . . . . . . . . . . . . .                    4
                       March 31, 2000 and December 31, 1999

                      Statements of Operations
                       For the three  months ended March  31, 2000 and 1999.             5
                       and the period from December 3, 1997 to March 31, 2000

                      Statements of Cash Flows
                       For the three months ended March 31, 2000 and 1999 .              6
                       and the period from December 3, 1997  to March 31, 2000

                      Notes to Financial Statements.. . . . . . . . .                    7

          ITEM 2..    Plan of Operations                                                10

PART II. . . . . . .  Signatures                                                        11

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




ANDERSEN  ANDERSEN  &  STRONG, L.C.                   941 East 3300 South, Suite
-----------------------------------
202
--
CERTIFIED  PUBLIC  ACCOUNTANTS AND BUSINESS CONSULTANTS                     Salt
Lake  City,  Utah  84106

Telephone  801  486-0096

Fax  801  486-0098


          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The  Board  of  Directors
Hadro  Resources,  Inc.

We have reviewed the condensed balance sheet of Hadro Resources, Inc. (development stage company) as of March 31, 2000 and the related condensed statement of operations and the condensed statement of cash flows for the three-months ended March 31, 2000 and 1999 and the periods December 3, 1997 (date of inception) to March 31. 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                                                 Andersen
Andersen  and  Strong

Salt  Lake  City,  Utah
May  10,  2000

                              HADRO RESOURCES, INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                      MARCH 31, 2000 AND DECEMBER 31, 1999





                                                                                  MAR 31,      DEC 31,
                                                                                   2000         1999
                                                                                 ---------  ----------
ASSETS

CURRENT ASSETS

        Cash                                                                       $3,127     $9,197
                                                                                 ----------  --------

        Total Current Assets                                                       $3,127     $9,197
                                                                                 ==========  ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

        Accounts payable - related parties                                         $1,651     $1,651
        Accounts payable                                                            3,835      4,097
                                                                                  ---------  --------

        Total Current Liabilities                                                   5,486      5,748
                                                                                  ---------  --------

STOCKHOLDERS' EQUITY

       Common stock
        100,000,000 shares authorized, at $0.001 par
        valu; 13,054,2000 shares issued and outstanding                            13,054      13,054

       Capital in excess of par value                                             138,945     126,795

       Deficit accumulated during the development stage                          (154,358)   (136,400)
                                                                                -----------  ----------

       Total Stockholders' Equity (deficiency)                                     (2,359)      3,449
                                                                                -----------  ----------
                                                                                   $3,127     $ 9,197
                                                                                  =========   ========

The accompanying notes are an integral part of these financial statements.

                              HADRO  RESOURCES,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999   AND THE
         PERIOD DECEMBER 3, 1997 (DATE OF INCEPTION) TO MARCH  31, 2000




                                                                       THREE  MONTHS  ENDED
                                                                       --------------------

                                                              MAR 31            MAR 31       DEC 3, 1997
                                                               2000             1999      TO MAR 31, 2000
                                                          ---------------     ---------  -----------------



CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                                                     $(17,958)         $(23,698)      $(154,358)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities

Contribution to capital - expenses                            12,150              8,750          61,950
Changes in accounts payable                                   (262)               8,144           5,485


Net (decrease) in Cash From Operations                       (6,070)             (6,804)         (86,923)
                                                            ---------           ---------       ----------

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of mineral  lease                                      -                    -              -
                                                           -----------           ---------      ----------

CASH FLOWS FROM FINANCING
ACTIVITIES

   Proceeds from issuance of common stock                       -                    -            90,050
                                                           -----------           ---------      -----------

Net Increase (Decrease) in Cash                              (6,070)              (6,804)         3,127

Cash at Beginning of Period                                   9,197               59,139            -
                                                           -----------           ---------      ------------

Cash at End of Period                                         $3,127             $52,335        $ 3,127
                                                           ===========           =========      ============



NON CASH FLOWS FROM OPERATING
ACTIVITIES

Contributions to capital by officers - 1999                                                      $61,950
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

Income  Taxes
-------------

At March 31, 2000, the Company had a net operating loss carry forward of $154,358. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits.

The  loss  carryover  will  expire  starting  in  2014  through  2021.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.



                              HADRO RESOURCES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the coming year.

Management recognizes that, if it is unable to raise additional capital, the Company cannot be successful in its efforts.





                          ITEM 2.   PLAN OF OPERATIONS



The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital to provide working capital for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to be successful in its planned efforts.

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to to finance its planned activity.

Results  of  Operations
-----------------------

The  Company  has  had  no  operations  during  this  reporting  period.


     PART  2  -  SIGNATURES



     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


               HADRO  RESOURCES,  INC.
                 [Registrant]




Dated                           ,  2000          By ____________________
                                                         ,  President