Form 10QSB/A
period 2000-03-31
HADRO RESOURCES INC
filed 2000-05-12
CIK 1057226

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
                      WASHINGTON, D. C. 20549  FORM 10-QSB


(X  )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934  FOR   THE  QUARTERLY   PERIOD    ENDED        MARCH  31,  2000

(  )TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (D) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM     TO
                                                           -----   -----
COMMISSION  FILE  NUMBER    000-25579
                            ---------

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


                                               HADRO  RESOURCES,  INC.
                                                    [Registrant]




Dated   May 9,  2000                      By    /s/   Frank Donis
                                          -------------------------------
                                               Frank Donis,  President