Form 10QSB
period 2000-06-30
HADRO RESOURCES INC
filed 2000-08-15
CIK 1057226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549 FORM 10-QSB


(x)  QUARTERLY   REPORT   PURSUANT   TO  SECTION  13 OR 15(D) OF THE  SECURITIES
     EXCHANGE  ACT OF  1934For  the  quarterly  period  ended  June  30,  2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_____ to ______

Commission  File number 000-25579
                        ---------
                              HADRO RESOURCES, INC.
         ---------------------------------------------------------------
               (Exact name of registrant as specified in charter)

           Nevada                                                87-0571853
--------------------------------                          ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


145  Tyee   Road  #1526, Point Roberts, Wa                         98281
----------------------------------------------            ----------------------
(Address of principal executive offices)                          (Zip Code)

                                  604-943-9414
                        ---------------------------------
               Registrant's telephone number, including area code


        ----------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                                 Outstanding as of June 30, 2000
          -------                               --------------------------------
     Common  Stock, $0.001                                  13,054,200


                                                               INDEX

                                                                                                     Page
                                                                                                     Number
                                                                                                     ------

PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                               June 30, 2000 and December 31, 1999

                            Statements of Operations
                               For the three and six months ended June  30, 2000 and 1999...................5 and the period December 3, 1997 to June 30, 2000

                            Statements of Cash Flows
                                For the six months ended June 30, 2000 and 1999..............................6 and the period  December 3, 1997  to June 30, 2000

                            Notes to Financial Statements....................................................7

          ITEM 2.           Plan of Operations..............................................................10

PART II.                    Signatures......................................................................10




























                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The  accompanying  balance sheets of Hadro Resources,  Inc. ( exploration  stage company) at June 30, 2000 and December 31 1999,  and the related  statements  of operations  for the three and six months  ended  June 30,  2000 and 1999 and the period  December 3, 1997 to June 30, 2000,  the  statement of cash flows for the six months ended June 30, 2000 and 1999, and the period December 3, 1997 to June
30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial  statements  necessary for a complete presentation of the financial position,  results of operations,  cash flows, and
stockholders'   equity  in  conformity   with  generally   accepted   accounting
principles.  In the opinion of management,  all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.














                              HADRO RESOURCES, INC.
                           (Exploration Stage Company)
                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

--------------------------------------------------------------------------------


                                                           Jun 30       Dec 31
                                                            2000         1999
                                                         ----------   ----------
ASSETS

CURRENT ASSETS

   Cash                                                  $       16   $    9,197
                                                         ----------   ----------

   Total Current Assets                                          16        9,197
                                                         ----------   ----------

OTHER ASSETS

    Mineral leases - Note 3                                    -             -
                                                         ----------   ----------

                                                         $       16   $    9,197
                                                         ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related parties                   $    9,026   $    1,651
     Accounts payable                                         3,077        4,097
                                                         ----------   ----------

       Total Current Liabilities                             12,103        5,748
                                                         ----------   ----------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par
         value; 13,054,200 shares issued and outstanding     13,054       13,054

    Capital in excess of par value                          151,095      126,795

    Deficit accumulated during the development stage       (176,236)    (136,400)
                                                         ----------   ----------

       Total Stockholders' Equity (deficiency)              (12,087)       3,449
                                                         ----------   ----------

                                                         $       16   $    9,197
                                                         ==========   ==========

              The accompanying notes are an integral part of these
                             financial statements.





                                                    HADRO   RESOURCES,  INC.
                                                   (Exploration Stage Company)
                                                    STATEMENTS OF OPERATIONS
                                   For the Three and Six Months Ended June 30, 2000, and 1999
                              and the Period December 3, 1997 (Date of Inception) to June 30, 2000

---------------------------------------------------------------------------------------------------------------------------------


                              Three Months     Three Months      Six Months       Six Months    Dec 3, 1997
                                 Jun 30,          Jun 30,          Jun 30,         Jun 30,          to
                                  2000             1999             2000             1999       Jun 30, 2000
                              ------------     ------------    -------------    ------------    -------------
REVENUES                      $      -         $      -        $      -         $      -        $       -


EXPENSES                            21,878           40,468           39,836          64,166          176,236
                              ------------     ------------    -------------    ------------    -------------


NET LOSS                      $    (21,878)    $    (40,468)   $     (39,836)   $    (64,166)   $    (176,236)
                              ============     ============    =============    ============    =============







GAIN (LOSS) PER
   COMMON SHARE

     Basic                    $     -          $     -         $       -        $     -
                              ------------     ------------    -------------    ------------


AVERAGE
     OUTSTANDING
     SHARES

     Basic                      13,054,200       13,054,200       13,054,200      13,054,200
                              ------------     ------------    -------------    ------------







         The accompanying notes are an integral part of these financial statements.



                                    HADRO  RESOURCES,  INC.
                                  (Exploration Stage Company)
                                    STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2000 and 1999 and the
                 Period  December 3, 1997 (Date of Inception) to June  30, 2000

------------------------------------------------------------------------------------------------
                                                  Jun 30          Jun 30        Dec 3, 1997
                                                   2000            1999       to Jun 30, 2000
                                               ------------    ------------   ---------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                         (39,836)        (64,166)  $      (176,236)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

         Contributions to capital - expenses         24,300          19,250            74,100
         Changes in accounts payable                  6,355           8,582            12,104


         Net (decrease) in Cash From Operations      (9,181)        (36,334)          (90,032)
                                               ------------    ------------   ---------------


CASH FLOWS FROM INVESTING
   ACTIVITIES

        Purchase of mineral  lease                      -               -                 -
                                               ------------    ------------   ---------------


CASH FLOWS FROM FINANCING
   ACTIVITIES

        Proceeds from issuance of common stock          -               -              90,048
                                               ------------    ------------   ---------------

   Net Increase (Decrease) in Cash                   (9,181)        (36,334)               16


   Cash at Beginning of Period                        9,197          59,139               -
                                               ------------    ------------   ---------------


   Cash at End of Period                       $         16    $     22,805   $            16
                                               ============    ============   ===============









              The accompanying notes are an integral part of these
                             financial statements.

                              HADRO RESOURCES, INC.
                           (Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on December 3, 1997 with authorized common stock of 100,000,000 shares at $0.001 par value with the name "Hadrosaurus Resources, Inc". On January 12, 1998 the name was changed to Hadro Resources Inc.

The Company was organized for the purpose of acquiring and developing mineral properties.

The Company is in the exploration stage.

Since its inception the Company has completed a Regulation D offering of 4,174,200 shares of its capital stock for cash.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On June 30, 2000, the Company had a net operating loss carry forward of $176,236. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations.

The loss carryover will expire starting in 2014 through 2022

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Amortization of Capitalized Mineral Lease Costs
-----------------------------------------------
Costs of acquisition, exploration, carrying, and retaining unproven properties are expensed as incurred. Costs incurred in proving and developing a property ready for production are capitalized and amortized over the life of the mineral deposit or over a shorter period if the property is shown to have an impairment in value. Expenditures for equipment are capitalized and depreciated over their useful lives.

                              HADRO RESOURCES, INC.
                           (Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


Environmental Requirements
--------------------------

At the report date environmental requirements related to the mineral claims acquired (note 3) are unknown and therefore an estimate of any future cost cannot be made.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions
-------------------------

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

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

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

                              HADRO RESOURCES, INC.
                           (Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

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

                           ITEM 2. PLAN OF OPERATIONS

-------------------------------------------------------------------------------



The Company does not have the necessary working capital to be successful in its efforts to develop its oil and gas properties and will need to acquire additional working capital.

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


                               PART 2 - SIGNATURES

--------------------------------------------------------------------------------



                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                   HADRO RESOURCES,  INC.
                                                         [Registrant]




Dated   August  14, 2000                        By:  /s/  F.W. Donis
                                                --------------------------------
                                                  Frank W. Donis, President