Form 10QSB/A
period 2000-03-31
HADRO RESOURCES INC
filed 2000-09-11
CIK 1057226

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

                                      INDEX



                                                                                      Page
                                                                                     Number
                                                                                   -----------
PART I.
           ITEM 1. .  Review report                                                      3

                      Balance Sheets                                                     4
                       March 31, 2000 and December 31, 1999

                      Statements of Operations
                       For the three  months ended March  31, 2000 and 1999.             5
                       and the period from December 3, 1997 to March 31, 2000

                      Statements of Cash Flows
                       For the three  months  ended  March 31, 2000 and 1999             6
                       and the period from December 3, 1997 to March 31, 2000

                      Notes to Financial Statements                                      7

          ITEM 2..    Plan of Operations                                                10

PART II               Signatures                                                        11

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



                              HADRO RESOURCES, INC.
                          ( DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
           For the Three Months Ended March 31, 2000 and 1999 and the
         Period December 3, 1997 (Date of Inception) to MARCH 31, 2000

                                        Three Months Ended
                                    -------------------------
                                       Mar 31        Mar 31        Dec 3, 1997
                                        2000          1999       to Mar 31, 2000
                                    -----------   -----------    ---------------

REVENUE                             $     -       $      -       $      -

EXPENSES                                 17,958        23,698           154,358
                                    -----------   -----------    ---------------
NET LOSS                            $   (17,958)  $   (23,698)   $     (154,358)
                                    ===========   ===========    ===============
NET LOSS PER COMMON SHARE

   Basic                            $    -        $      -
                                    -----------   -----------
AVERAGE OUTSTANDING SHARES

   Basic                             13,054,200    13,054,200
                                    -----------   -----------












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


                                               HADRO  RESOURCES,  INC.
                                                    [Registrant]




Dated: May 9, 2000                         By    /s/ Frank Donis
                                          -------------------------------
                                               Frank Donis,  President