Form 10QSB
period 2000-09-30
HADRO RESOURCES INC
filed 2000-11-06
CIK 1057226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549 FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934For the quarterly period ended        September  30,  2000
                                          --------------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from              to
                                                    ------------    ------------

Commission File number     000-25579
                       ----------------

                              HADRO RESOURCES, INC.
         ---------------------------------------------------------------
               (Exact name of registrant as specified in charter)

       Nevada                                                87-0571853
----------------------------------                    -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

 50 West Liberty Street, Suite 880, Las Vagas NV               89501
-------------------------------------------------     -------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (702) 433-5250
     ----------------------------------------------------------------------
               Registrant's telephone number, including area code

                  145 Tyee Road #1526, Point Roberts, WA 98281
                  --------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

         Class                              Outstanding as of September 30, 2000
        -------                            -------------------------------------
   Common  Stock, $0.001                                  13,054,200





                                                    INDEX

                                                                                            Page
                                                                                            Number
PART I.


          ITEM 1.  Financial Statements (unaudited).................................................3

                   Balance Sheets...................................................................4
                      September 30, 2000 and December 31, 1999

                   Statements of Operations.........................................................5
                      For the three and nine months ended September  30, 2000 and 1999 and the period December 3, 1997 to September 30, 2000

                   Statements of Cash Flows.........................................................6
                       For the nine months ended September 30, 2000 and 1999
                                  and the period  December 3, 1997  to September 30, 2000
                   Notes to Financial Statements....................................................7

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






                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Hadro Resources, Inc. (exploration stage company) at September 30, 2000 and December 31 1999, and the related statements of operations for the three and nine months ended September 30, 2000 and 1999 and the period December 3, 1997 to September 30, 2000, the statement of cash flows for the nine months ended September 30, 2000 and 1999, and the period December 3, 1997 to September 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                              HADRO RESOURCES, INC.
                           (Exploration Stage Company)
                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999

--------------------------------------------------------------------------------


                                                          Sept 30     Dec 31
                                                           2000        1999
                                                           ----        ----
ASSETS

CURRENT ASSETS

   Cash ..............................................   $     265    $   9,197
                                                         ---------    ---------

   Total Current Assets ..............................         265        9,197
                                                         ---------    ---------

OTHER ASSETS

    Mineral leases - Note 3 ..........................        --           --
                                                         ---------    ---------

                                                         $     265    $   9,197
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable - related parties ...............   $   4,049    $   1,651
     Accounts payable ................................      46,543        4,097
                                                         ---------    ---------

       Total Current Liabilities .....................      50,592        5,748
                                                         ---------    ---------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par
value; 13,054,200 shares issued and outstanding ......      13,054       13,054

    Capital in excess of par value ...................     151,095      126,795

    Deficit accumulated during the development stage .    (214,476)    (136,400)
                                                         ---------    ---------

       Total Stockholders' Equity (deficiency) .......     (50,327)       3,449
                                                         ---------    ---------

                                                         $     265    $   9,197
                                                         =========    =========

              The accompanying notes are an integral part of these
                             financial statements.



                                     HADRO RESOURCES, INC.
                                  (Exploration Stage Company)
                                  STATEMENTS OF OPERATIONS For
                         the Three and Nine Months Ended September 30,
    2000, and 1999 and the Period December 3, 1997 (Date of Inception) to September 30, 2000

---------------------------------------------------------------------------------------------------


                   Three Months     Three Months     Nine Months    Nine Months
                      Sept 30,        Sept 30,        Sept 30,       Sept 30,       Dec 3, 1997 to
                        2000            1999           2000            1999         Sept 30, 2000
                        ----            ----           ----            ----         -------------

REVENUES .......   $       --      $       --      $       --      $       --      $       --


EXPENSES .......         38,240          19,870          78,076          84,036         214,476
                   ------------    ------------    ------------    ------------    ------------


NET LOSS .......   $    (38,240)   $    (19,870)   $    (78,076)   $    (84,036)   $   (214,476)
                   ============    ============    ============    ============    ============







GAIN (LOSS) PER
   COMMON SHARE

     Basic .....   $       --      $       --      $       --      $       (.01)
                   ------------    ------------    ------------    ------------


AVERAGE
     OUTSTANDING
     SHARES

     Basic .....     13,054,200      13,054,200      13,054,200      13,054,200
                   ------------    ------------    ------------    ------------







                 The accompanying notes are an integral part of these financial statements.




                                  HADRO RESOURCES, INC.
                               (Exploration Stage Company)
                               STATEMENT OF CASH FLOWS For
                       the Nine Months Ended September 30, 2000 and
      1999 and the Period December 3, 1997 (Date of Inception) to September 30, 2000



                                                    Sept 30       Sept 30    Dec 3, 1997
                                                      2000         1999     to Sept 30, 2000
                                                    ---------    --------   ----------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss ....................................     (78,076)     (84,036)   $(214,476)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Contributions to capital - expenses ..      24,300       19,250       74,100
          Changes in accounts payable ..........      44,844       24,282       50,593
                                                   ---------    ---------    ---------

          Net (decrease) in Cash From Operations      (8,932)     (40,504)     (89,783)
                                                   ---------    ---------    ---------


CASH FLOWS FROM INVESTING
   ACTIVITIES

       Purchase of mineral  lease ..............        --           --           --
                                                   ---------    ---------    ---------


CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock        --           --         90,048
                                                   ---------    ---------    ---------

   Net Increase (Decrease) in Cash .............      (8,932)     (40,504)         265


   Cash at Beginning of Period .................       9,197       59,139         --
                                                   ---------    ---------    ---------


   Cash at End of Period .......................   $     265    $  18,635    $     265
                                                   =========    =========    =========








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

Income Taxes
------------

On September 30, 2000, the Company had a net operating loss carry forward of $214,475. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations.

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

                              HADRO RESOURCES, INC.
                           (Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

3.   ACQUISITION OF MINERAL LEASES

During June 1999 the Company acquired a 100% working interest in 35 oil and gas leases covering 6,174 acres located in Union County, New Mexico with an annual rental of $.25 per acre until 2002 and then $.50 per acre until 2007. The leases carry a royalty of 16.5%

                              HADRO RESOURCES, INC.
                           (Exploration Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


4.  RELATED PARTY TRANSACTIONS

Related parties have acquired 58% of the common stock issued.

5.  GOING CONCERN

The Company does not have the necessary assets to be successful in its efforts to develop its oil and gas properties and will need to acquire additional working capital.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


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

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to to finance its planned activity.

Results of Operations
---------------------

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


                                          HADRO RESOURCES,  INC.
                                                 [Registrant]





                                               /s/ Grant Atkins
Dated   October 25 , 2000                 By
                                            ------------------------------------
                                             Grant Atkins, President