Form 10KSB
period 2000-12-31
HADRO RESOURCES INC
filed 2001-04-12
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from _____ to _______

                         Commission file number 0-25579

                              HADRO RESOURCES, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                 87-0571853
         ------                                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)

                            50 West Liberty, Suite 880
                               Reno, Nevada 89501
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 433-5250
                                 --------------
                           (Issuer's telephone number)


                            145 Tyee Drive, Suite 1526
                      Point Roberts, Washington 98281-9602
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                 -------      -------

     Check here if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2000): $ -0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2001: $2,980,960.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of March 22, 2001

Common Stock, $.001 par value            13,054,200




                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History of Business Development

         Hadro Resources, Inc. is a natural resource exploration company engaged in the acquisition, exploration and development of oil and natural gas properties. Hadro Resources, Inc., which currently trades on the OTC Bulletin Board under the symbol "HDRS" (referred to in this Form 10-KSB as "HDRS")and on the Frankfurt Stock Exchange (FWB) in Germany under the symbol HD1, was incorporated under the laws of the State of Nevada on December 3, 1997 under the name "Hadrosaurus Resources, Inc.". On January 20, 1998, HDRS filed an amendment to its articles of incorporation changing its name to "Hadro Resources, Inc." As of the date of this Annual Report, HDRS is primarily engaged in the business of acquiring oil and natural gas properties for exploration and production within the United States and internationally.

         HDRS entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") pertaining to the sale, assignment, transfer and conveyance of all of Ibis' right, title and interest in and to a total of thirty-five (35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico (the "Leasehold Interests").

         HDRS recently entered into a letter of intent to purchase a one hundred percent (100%) interest in Slovgold Deutschland GmbH, a Berlin based oil and gas exploration and development company ("Slovgold Germany"), with oil and gas interests located in the Ukraine and Russia. HDRS has, after conducting due diligence on Slovgold Germany, decided not to pursue the acquisition further.

         HDRS also recently entered into agreements to acquire majority net revenue interests in two separate oil and gas prospects located in eastern New Mexico (the "New Mexico Prospects"). HDRS has had difficulty in reaching agreements with the parties of the New Mexico Prospects, from verbal modifications obtained to agreements previously in place. As HDRS has potential commercial disputes pending and under consideration relating to these interests, HDRS has decided not to enter into any development of the New Mexico Prospects, and revised formal agreements for the New Mexico Prospects are not in place with the parties of the New Mexico Prospects.

         HDRS recently entered into a memorandum of understanding with Clearview Mineral Resources Corp. ("Clearview") to acquire a 70% net revenue interest in approximately 224 acres of oil and gas leases in the Buttonwillow gas field located in the southern San Joaquin Valley of Kern County, California (the "Buttonwillow Leases").

The Leasehold Interests

         During June 1999, HDRS entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of thirty-five (35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico to HDRS (the "Leasehold Interests"). The Leasehold Interests are as follows:

         1. Twenty-eight (28) State of New Mexico leases covering an approximate total of 6,174.23 acres, with an annual rental rate of $0.25 per acre until 2002, at which time the rate increases to $0.50 per acre through expiration. Twenty-two of the leases will expire on January 31, 2007 and the remaining six will expire on March 31, 2007. The State of New Mexico will receive a 12.5% royalty payment on any oil or gas production on the properties; Ibis will receive a 2% overriding royalty; and three other unrelated third parties will receive a total of 2% overriding royalties on any production. HDRS' total royalty burden for these leases is 16.5%. HDRS' working interest in and to these leases is 100% and its net revenue interest (after royalty payments) is 83.5%.

         2. Two (2) Federal leases covering an approximate total of 2,323.33 acres, with an annual rental rate of $1.50 per acre. These two leases will expire on May 31, 2009. The federal government will receive a 12.5% royalty payment on any oil or gas production on the properties. HDRS's total royalty burden for these two leases is 12.5%. HDRS' working interest in and to these leases is 100% and its net revenue interest (after royalty payments) is 87.5%.

         3. Five (5) State of New Mexico leases covering an approximate total of 1,252.04 acres, with an annual rental rate of $0.25 per acre until 2004, at which time the rate increases to $0.50 per acre through expiration. The leases will expire on July 31, 2009. The State of New Mexico will receive a 12.5% royalty payment on any oil or gas production on the properties. HDRS' total royalty burden for these five leases is 12.5%. HDRS' working interest in and to these leases is 100% and its net revenue interest (after royalty payments) is 87.5%.

Slovgold Germany

On December 13, 2000, HDRS entered into a letter of intent to purchase a one hundred percent (100%) equity interest in Slovgold Deutschland GmbH, a Berlin based oil and gas exploration and development company ("Slovgold Germany").
According to the terms of the originally proposed agreement, management anticipated that in exchange for the equity interest in Slovgold Germany, HDRS would provide funding to Slovgold Germany in amounts deemed necessary for continued operations and issue shares of its restricted Common Stock. HDRS has, after conducting due diligence on Slovgold Germany, decided not to pursue the acquisition further.

         HDRS formed Eiger Properties, Inc.,a Belize corporation and the wholly-owned subsidiary of HDRS, to purchase the equity interest of Slovgold Germany.

The New Mexico Prospects

         On October 25, 2000 (the "Chaparral Agreement") and December 15, 2000 (the "Del Valle Agreement"), respectively, HDRS entered into two agreements to acquire majority net revenue interests in two separate oil and gas prospects located in eastern New Mexico (collectively, the "New Mexico Prospects"). As of the date of this Annual Report, work conducted on the New Mexico Prospects include 100-plus lineal miles of seismic studies, remote sensing studies, Kelsh plotter photogrammetric surveys, surface and subsurface mapping and various geological field work and geological studies. The New Mexico Prospects are as follows:

         1. Del Valle Prospect: The prospect is comprised of approximately sixty square miles (38,400 acres).

         HDRS has had difficulty in reaching revised terms and conditions with the parties to the Del Valle Agreement, from verbal modifications obtained from the parties to the Del Valle Agreement previously in place. As HDRS has potential commercial disputes pending and under consideration relating to the Del Valle Agreement and vendors thereto, HDRS has decided to not enter into any development of the Del Valle Prospect, and a revised formal agreement necessary to the development of the Del Valle Prospect is not in place with the parties of the Del Valle Prospect.

         As of the date of this Annual Report, based upon recent discussions, management of HDRS believes a possibility exists that the parties to the Del Valle Agreement may have breached their respective contractual obligations. In the event that the Del Valle Agreement was breached by such parties, respectively, management believes that such breaches could result in possible legal remedies being sought by HDRS. Management of HDRS may, if deemed necessary, consider and pursue any and all available legal remedies and related causes of action.

         2. Prospect 2: The prospect is comprised of approximately fifty square miles (32,000 acres).

         HDRS has had difficulty in reaching revised terms and conditions with the parties to the Chaparral Agreement. HDRS has decided to not enter into any development of the Chaparral Prospect at the current date, as revised formal agreements to the Chaparral Agreement are not in place with the parties to the Chaparral Agreement. HDRS may or may not reach formal agreement on revised terms and conditions to the original Chaparral Agreement. See "Item 12. Certain Relationships and Related Transactions".

The Buttonwillow Leases

         On March 26, 2001, HDRS and Clearview Mineral Resources Corp., a British Columbia public company ("Clearview") entered into a memorandum of understanding pursuant to which HDRS will acquire an approximate 70% net revenue interest in approximately 224 acres of oil and gas leases in the Buttonwillow gas field located in the southern San Joaquin Valley, California (the "Buttonwillow Leases"). The Buttonwillow Leases are located in close proximity to the Berkley gas prospect (within 1.5 to 9 miles depending on the lease), and are approximately 32 miles northwest of the City of Bakersfield. Management of HDRS believes that the Buttonwillow Leases are host to a gas pipeline, have good infrastructure and road access.

         Management of HDRS believes that the Buttonwillow gas field was discovered in 1927 and reached production in 1935 with approximately 4.3 billion cubic feet from the upper portion of the shallow San Joaquin formation. Subsequent production from the Buttonwillow gas field was limited to sands within the San Joaquin Formation. Recently, several more wells were drilled to deeper depths which, management believes, evidence potential excellent gas and high gravity shows from the deeper San Joaquin sands.

         Based upon seismic data processed on the Buttonwillow gas field and from other wells located in close proximity which were drilled in the past, management of HDRS has located and identified the first well for drilling to a depth of approximately 6,650 feet. Management of HDRS anticipates that it will raise necessary capital internally and via partnership drilling arrangements under negotiation to drill gas and oil wells on the Buttonwillow Leases during the second and third quarters of 2001.

         As of the date of this Annual Report, HDRS is conducting its due diligence and final negotiations for execution of a definitive agreement. Upon execution of a definitive agreement, HDRS anticipates that it will issue 2,000,000 shares of its restricted Common Stock to Clearview.

Investment in Other Oil and Gas Prospects

         As of the date of this Annual Report, management is developing an international oil and gas exploration, development and production program. Management intends to focus HDRS' business activities on the operational and production aspects of oil and gas projects through its Leasehold Interests and further proposed acquisitions currently under review.

Risk Factors

         Risks Pertaining to HDRS

         LACK OF SUBSTANTIAL OPERATING HISTORY AND REVENUES. HDRS is in the exploration stage, and has no substantial history of operations. Therefore, HDRS does not have any prior financial results upon which an assessment of HDRS' potential for success may be based. Accordingly, the success of HDRS is dependent, in part, on management's ability to finance, develop and successfully manage the various oil and gas exploration and development projects in a cost-effective manner. HDRS faces all of the risks specifically inherent in the type of business in which HDRS engages. There can be no assurance that HDRS will be successful at identifying and developing major oil and gas projects in the future, including the certain projects identified herein, or that HDRS will be able to operate successfully or profitably. In addition, HDRS may face substantial uncertainties related to remote locations of oil and gas exploration and development in foreign countries.

         HIGHLY SPECULATIVE NATURE OF MINERAL ACQUISITION AND EXPLORATION. HDRS' revenues, profitability and future rate of growth, if any, are substantially dependent upon prevailing prices for oil and natural gas and the ability of HDRS to acquire proved reserves. Historically, the prices for oil and natural gas have been quite volatile. HDRS may be impacted more by oil prices than by natural gas prices, because the majority of its production may be from oil. HDRS may have the opportunity to enter into volumetric production payments and/or energy swap agreements with respect to a portion of its proposed future production, which may reduce HDRS' exposure to commodity price risk. However, a significant portion of HDRS' oil and gas production may be subject to spot market prices, which have historically been volatile. The volatility of the spot market for oil and natural gas is due to factors beyond HDRS' control, including seasonality of demand. Prices are also affected by actions of state and local agencies, the United States and foreign governments, and international cartels. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil or natural gas would have a material adverse effect on HDRS' financial condition and results of operations. Moreover, Federal and state regulation of oil and gas production and transportation, general economic conditions, and changes in supply and demand all could adversely affect HDRS' ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on HDRS could be substantial. The availability of markets is beyond the control of HDRS and thus represents a significant risk.

         REQUIRED LEASES AND PERMITS. HDRS will be required to obtain all of the necessary permits and licenses for the production and transportation of any oil and gas found on HDRS' properties and for any remedial work that will be required. The following permits/licenses may be required. (1) Bonding. Federal lease bonding is required for oil and gas lease operations on federal property in order to indemnify the U.S. government against any losses associated with failure to meet royalty obligations, plugging wells not property abandoned on a lease, and/or surface restoration and cleanup of abandoned operations. A bond must be obtained before any drilling activity commences and may be obtained from the Bureau of Land Management (BLM) or other surface management agencies by completing the appropriate forms and posting a bond in the minimum amount of $10,000 up to a maximum amount of $150,000. The may be a surety or personal bond, backed by cash, negotiable securities, certificates of deposit or letters of credit. HDRS intends to establish a certificate of deposit ("CD") in a New Mexico bank, thereby receiving all interest payments on the CD and retaining ownership of the CD as an asset. The bond will be released when all required work is completed on the properties. (2) State and/or private leases. According to the rules and regulations of the Energy and Mineral Department of the Oil Conservation Division of the State of New Mexico, on state or private leases, a plugging bond must be obtained from the New Mexico Oil and Conservation Division. A state-wide blanket plugging bond can be obtained in the appropriate amount of $50,000. Single well bonds are dependent on the depth of the proposed well. (3) Drilling permits. A proposed drill site must be staked and properly surveyed by a registered Surveyor and then a notice of staking must be filed with the BLM to give the BLM time to advertise the notice to the general public. Assuming there is no public or other conflict, the BLM then schedules a field meeting at the proposed site by members or representatives of the BLM, the operator, an archeologist, the driller, the dirt contractor and any other interest party to inspect the proposed site. Thereafter, HDRS must complete and file an application for permission to drill, according to the guidelines of the Oil and Surface Operating Standards, prepared by the U.S. Department of Interior, Bureau of Land Management and the U.S. Forest Service. The approval for an application for permission to drill is generally completed within 30-45 days and remains valid for one year after approval. Prior to commencement of operations, notice must be delivered to the Oil Conservation Division of the intention to drill any well for oil or gas and approval must be obtained on a Form C-101 application. A copy of the approved Form C-101 must be kept at the well site during any drilling operations. Approval is normally obtained within 24 hours and drilling can commence immediately after approval. There is no assurance, however, that HDRS can financially and successfully obtain such bonds and permits.

         FOREIGN OPERATIONS. A portion of HDRS' business operations may be located in foreign countries. Foreign operations and investments are subject to the risks normally associated with conducting business in foreign countries, including foreign exchange controls and currency fluctuations in the event the foreign currency becomes more valuable than the U.S. currency, potential future limitations on repatriation of earnings if current policies are changed by the foreign government, foreign investment taxation, changes in the current policies for joint venture investments, uncertainty in the current or future legal system and policies of the foreign country, including negotiation or nullification of existing licenses, permits, joint venture administration rules, or other contracts, labor disputes and uncertain political and economic environments as well as risks of war or other civil disturbances, or other risks which could cause business interruptions, restrict the movement of funds or result in the deprivation or loss of contract rights. Certain risks of foreign operations can be offset by insurance coverage. HDRS has not obtained political risk insurance coverage for its proposed oil and gas exploration and development projects in foreign countries.

         COMPETITION. The oil and gas exploration and production industry is highly competitive. HDRS expects to encounter competition from other oil and gas companies in all areas of its operations, including the acquisition of leases and properties. Competitors include major integrated oil and natural gas companies, natural gas pipeline companies, numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of HDRS' competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than HDRS has and which, in many instances, have been engaged in the energy and/or natural resource production and development business for a much longer time than HDRS. These companies may be able to offer more attractive rates for natural gas gathering commitments and to pay more for productive oil and natural gas properties and exploratory prospects than HDRS' financial or human resources would permit. HDRS' ability to acquire additional properties, discover reserves and attract experienced joint venture partners in the future will be dependent on its ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, joint venture partners may not be available to HDRS on terms or at prices which HDRS can afford.

         NEED FOR ADDITIONAL FINANCING. HDRS' business activities will be designed to manage the oil and gas exploration and development projects. In the event certain of the oil and gas projects are consummated, substantial additional financing may be needed to fund work and drilling processes and HDRS' financial commitments pursuant to contractual terms relating to any such acquisitions. HDRS may not have sufficient funds to cover such expenses and, therefore, substantial additional funds will be required. HDRS will attempt to raise such funds from future advances and additional offerings of shares of stock, however, there can be no assurance that HDRS will be successful in raising additional capital.

         Risks Pertaining to Oil and Gas Exploration and Development

         The nature of the oil and gas business involves a variety of risks, including, but not limited to, the risks of operating hazards such as fires, explosions, cratering, blow-outs, adverse weather conditions, pollution and environmental risks, encountering formations with abnormal pressures, and, in horizontal wellbores, the increased risk of mechanical failure and collapsed holes, the occurrence of any of which could result in substantial losses to HDRS. HDRS may conduct a portion of its operations offshore. Such operations are subject to certain risks including, but not limited to, collision, sinking and grounding of rigs and vessels. These risks could result in substantial losses to HDRS due to personal injury, severe damage or destruction of property and equipment, environmental clean-up costs and the suspension of operations. HDRS does not currently maintain insurance against any of these risks. Management may procure such insurance in amounts reasonable in accordance with customary oil and gas industry practices. The occurrence of a significant event, however, that is not insured could have a material adverse effect on HDRS' financial condition and results of operation.

         GAS MARKETING/PROCESSING. HDRS' operations may include gas marketing. Such operations are subject to significant price risk, particularly where the index or market for determining the purchase price under a contract is different from the index or market for determining the sales price under the corresponding contract. Although longer-term marketing contracts may permit some variation in the amount the producer is obligated to purchase, matched contracts may result in an imbalance of the natural gas volumes HDRS may be obligated to purchase and sell. HDRS will attempt to match any long-term purchase obligations with long-term sales obligations, however, price risk and exposure resulting from gas imbalances will not be eliminated in connection with the gas marketing operations. The profitability of such natural gas marketing operations will depend in large part on the ability of HDRS to assess and respond to changing market conditions in negotiating natural gas purchase and sale agreements. The inability of HDRS to respond appropriately to changing market conditions, price risk and gas imbalances could materially adversely affect HDRS' results of operations.

         HDRS' operations may also include processing of natural gas into various natural gas liquids. In order to obtain from natural gas suppliers volumes of committed natural gas reserves to maintain natural gas throughput and committed reserve levels for the plant, the plant must continually contract to process additional natural gas provided from new or existing sources. Future natural gas supplies available for processing at the plant will be affected by a number of factors that are not within the plant owners' control, including the depletion rate of natural gas reserves currently connected and the extent of exploration for, production and development of, and demand for, natural gas in the areas in which the plant currently operates.

         REPLACEMENT OF RESERVES. In the event HDRS in the future should acquire properties containing proved reserves or conducts successful development and exploration activities, there are certain risks relating to proved reserves. In general, the volume of production from oil and gas properties declines as reserves are depleted. The decline rates depend on reservoir characteristics and vary from the steep decline rates characteristic of Gulf of Mexico reservoirs to the relatively slow decline rates characteristic of long-lived fields in other regions. Except to the extent HDRS acquires properties containing proved reserves or conducts successful development and exploration activities, or both, the proved reserves of HDRS will decline as reserves are produced. HDRS' future natural gas and oil production may, therefore, be highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, HDRS' ability to make the necessary capital investment to maintain or expand its asset base of oil and gas reserves would be impaired. In addition, there can be no assurance that HDRS' future development, acquisition and exploration activities will result in any proved reserves or that HDRS will be able to drill productive wells at acceptable costs.

         ACQUISITION RISKS. Management believes that HDRS' growth will be primarily attributable to acquisitions of drilling and exploration properties and producing properties. HDRS expects to continue to evaluate and pursue acquisition opportunities on terms management considers favorable to HDRS. The successful acquisition of drilling and exploration properties and producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond HDRS' control. Such assessments are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, HDRS performs a review of the subject properties that it believes to be generally consistent with industry practices. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every platform or well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. HDRS may not generally be entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities, and will generally acquire interests in the properties on an "as is" basis.

         RELIANCE ON RESERVE ESTIMATES. Information relating to any future estimates of proven reserves of oil and natural gas is based upon engineering estimates. Petroleum engineering is not an exact science. Estimates of commercially recoverable oil and gas reserves and of the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, comparison with other producing properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices and future operating costs, severance and excise taxes, abandonment costs, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. All such estimates are to some degree speculative, and various classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the commercially recoverable reserves of oil and natural gas attributable to any particular property or group of properties, the classification, cost and risk of recovering such reserves and estimates of the future net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. HDRS therefore emphasizes that the actual production, revenues, severance and excise taxes, development expenditures, workover and remedial expenditures, abandonment expenditures and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances may be material.

         In addition, actual future net cash flows will be affected by factors such as price, actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs. The timing of actual future net revenue from proved reserves, and thus their actual present value, can be affected by the timing of the incurrence of expenditures in connection with development of oil and gas properties. The 10% discount factor, which is required by the Securities and Exchange Commission (the "Commission") to be used to calculate present value for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas industry. Discounted present value, no matter what discount rate is used, is materially affected by assumptions as to the amount and timing of future production, which may and often do prove to be inaccurate.

         GOVERNMENT REGULATION. Various aspects of oil and natural gas operations are regulated by administrative agencies under statutory provisions of the states and countries where such operations are conducted and by certain agencies of the Federal government for operations on Federal leases. In the past, the Federal government has regulated the prices at which oil and natural gas could be sold. While sales by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

         Certain operations of HDRS may be conducted on federal oil and gas leases, which the Minerals Management Service (the "MMS") administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders. For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that HDRS can obtain such bonds or other surety in all cases.

         Additional proposals and proceedings that might affect the oil and gas industry are pending before the courts. HDRS cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued will continue indefinitely. Notwithstanding the foregoing, HDRS cannot determine whether compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of HDRS.

         ENVIRONMENTAL MATTERS AND OPERATING HAZARDS. Extensive United States, state and local laws govern oil and gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. These laws, rules and regulations may restrict the rate of oil and gas production below the rate that would otherwise exist. The regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations may affect the operations of HDRS. Compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of HDRS.

         Oil Spill Responsibility. Rules and regulations adopted under the Oil Pollution Act of 1990 (the "OPA") require owners and operators of oil and gas facilities located on or adjacent to waters of the United States to establish $35,000,000 in financial responsibility to cover oil spill related liabilities. Compliance with the rule, if necessary, could be financially burdensome for HDRS. Such rule has the potential to result in the imposition of substantial annual costs and could materially adversely affect HDRS. The impact of the rule should not be any more adverse to HDRS than it would be to other similarly situated or less capitalized owners or operators in the affected regions.

         Operating Hazards and Environmental Matters. The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to HDRS due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In addition, in the event HDRS operates offshore, HDRS may be subject to the additional hazards of marine operations, such as capsizing, collision and adverse weather and sea conditions. Such hazards may hinder or delay drilling, development and on-line production operations.

         Extensive federal, state and local laws govern oil and natural gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist. The regulatory burden on the oil and natural gas industry increases its cost of doing business and consequently affects its profitability. These laws, rules and regulations affect the operations of HDRS. Compliance with environmental requirements generally could have a material adverse effect upon the capital expenditures, earnings or competitive position of HDRS.

         HDRS believes that it is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on HDRS. Nevertheless, changes in environmental law have the potential to adversely affect HDRS' operations. For instance, at least two separate courts have recently ruled that certain wastes associated with the production of crude oil may be classified as hazardous substances under the Comprehensive Environmental Response, Compensation and Liability Act (commonly called "Superfund") and thus HDRS could become subject to the burdensome cleanup and liability standards established under the federal Superfund program if significant concentrations of such wastes were determined to be produced as a result of HDRS' operations.

         HDRS does not maintain insurance against any of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage. There is no assurance that HDRS will obtain such insurance adequate to cover all such costs or that such insurance will continue to be available in the future or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not insured or indemnified against could have a material adverse effect on HDRS' financial condition and operations.

ITEM 2. PROPERTIES

         Except as described above, HDRS does not own any real estate or other properties. HDRS leases office space and its offices are located at 50 West Liberty, Suite 880, Reno, Nevada 89501.

ITEM 3. LEGAL PROCEEDINGS

         Except as described above, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving HDRS or its properties. No director, officer or affiliate of HDRS is
(i) a party adverse to HDRS in any legal proceedings, or (ii) has an adverse interest to HDRS in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against HDRS or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of HDRS' shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Hadro Resources, Inc.'s common stock is traded on the OTC Bulletin Board under the symbol "HDRS". The market for HDRS' common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to HDRS' common stock for the last fiscal year commencing with the second quarter. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                            FISCAL YEAR ENDED
                      -----------------------------
                               DECEMBER 31, 2000
                      -----------------------------
                                                     HIGH BID          LOW BID
                                                     -------------------------

         Second Quarter                              $ 0.62            $ 0.12
         Third Quarter                               $ 1.37            $ 0.25
         Fourth Quarter                              $ 1.68            $ 0.28

Holders

     As of January 31, 2001, HDRS had approximately 43 shareholders of record.

Dividends

     No dividends have ever been declared by the board of directors of HDRS on its common stock. HDRS' losses do not currently indicate the ability to pay any cash dividends, and HDRS does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities and Changes in Control of HDRS

         (a) On December 20, 2000, January 30, 2001, and January 31, 2001, Alexander W. Cox, an individual ("Cox") purchased 100,000 shares, 1,1750,000 shares and 400,000 shares, respectively, of the Common Stock of HDRS. The purchases by Cox resulted in an acquisition of an aggregate 2,250,000 shares of Common Stock, which represented approximately 17.2% of the issued and outstanding shares of Common Stock and resulted in a change in control of HDRS. The transactions are as follows:

              (i) On December 20, 2000, Sparten Asset Group ("Sparten") sold 100,000 shares of Common Stock to Cox at $0.30 per share for an aggregate consideration of approximately $30,000. There was no written documentation between the parties involving the sale and purchase of the securities. On December 20, 2000, Sparten held of record 190,000 shares of free trading Common Stock and, therefore, was not deemed an affiliate of HDRS. The 100,000 shares acquired by Cox are free trading.

              (ii) On January 30, 2001,  pursuant to a private  transaction  not involving a public offering, Tri Star Financial Group, Inc. ("Tri Star") sold 1,750,000 shares of restricted Common Stock to Cox at a price of $0.001 per share for an aggregate consideration of approximately $1,750. On January 30, 2001, Tri Star held of record 7,000,000 shares of restricted Common Stock and, therefore, was deemed an affiliate of HDRS. The
                   1,750,000 shares of Common Stock acquired by Cox are restricted securities. Cox executed a purchase and sale of securities agreement in which Cox acknowledged that the securities had not been registered under the Securities Act of 1933, as amended, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from HDRS' management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the sale and purchase of the securities.

              (iii)On January 31, 2001, Rising Sun Capital Corp.  ("Rising Sun")
                   sold 400,000 shares of Common Stock to Cox at $0.30 per share for an aggregate consideration of approximately $120,000. There was no written documentation between the parties involving the sale and purchase of the securities. On January 31, 2001, Rising Sun held of record 490,000 shares of free trading Common Stock and, therefore, was not deemed an affiliate of HDRS. The 400,000 shares of Common Stock acquired by Cox are free trading.

         (b) As a result of the acquisition by Cox of the 2,250,000 shares of Common Stock, which represented approximately 17.2% of the issued and outstanding shares of Common Stock, there was a change in control of HDRS. See "Item 11. Security Ownership of Certain Beneficial Owners and Management".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussions of the results of operations and financial position of HDRS should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

For Fiscal Year Ended December 31, 2000 compared with Fiscal Year Ended December 31, 1999

General

         As of the date of this Annual Report, HDRS has not generated revenues from operations. During the prior fiscal years, HDRS focused primarily on the exploration of potential oil and gas projects and generated no revenues. During those prior fiscal years, HDRS relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. As of the date of this Annual Report, management is in the process of identifying certain business opportunities that it plans to pursue pertaining to oil and gas exploration and development. Management intends to continue its search for other business opportunities in any geographical area involving oil and gas exploration and development. See "Item 1. Description of Business".

Results of Operation

         HDRS' net losses for fiscal year ended December 31, 2000 were approximately $111,428 compared to a net loss of approximately $105,362 for fiscal year ended 1999.

         During fiscal year ended 2000, HDRS recorded operating expenses of approximately $111,428 as compared to $105,362 of operating expenses recorded in the same period for fiscal year ended 1999. Oil and gas lease costs decreased by approximately $18,191 during fiscal year ended 2000 from $36,076 incurred during fiscal year ended 1999 compared to $17,885 incurred during fiscal year ended 2000. This decrease in oil and gas lease costs resulted primarily from the decreased obligations and payment terms and conditions of existing leases in place.

         General and administrative expenses increased by approximately $24,257 during fiscal year ended 2000 from $69,286 incurred during fiscal year ended 1999 compared to $93,543 incurred during fiscal year ended 2000. This increase in general and administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of overall corporate activity pertaining to the acquisition, exploration and development of oil and natural gas properties.

         The increase in net loss during fiscal year ended December 31, 2000 as compared to fiscal year ended December 31, 1999 is attributable primarily to the increase in general and administrative expenses. HDRS' net earnings (losses) during fiscal year ended 2000 were ($111,428) or ($0.0085) per share compared to a net loss of approximately ($105,362) or ($0.0081) per share during fiscal year ended December 31, 1999. The weighted average number of shares outstanding was 13,054,200 for fiscal years ended December 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

         HDRS' financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should HDRS be unable to continue in operation.

         As of fiscal year ended December 31, 2000, HDRS' total assets were $26,070 compared to total assets of $9,179 for fiscal year ended 1999. This increase in total assets from fiscal year ended 1999 was due primarily to an increase in cash and cash equivalents resulting from advances made by related parties to HDRS.

         As of fiscal year ended December 31, 2000, HDRS' total liabilities were $134,049 compared to total liabilities of $5,748 for fiscal year ended 1999. This increase in liabilities from fiscal year ended 1999 was due primarily to
(i) cash advances in the approximate amount of $35,029 made to HDRS plus $1,192 of accrued interest, (ii) a debt of $45,000 due and owing by HDRS for managerial, administrative and investor relations services provided to HDRS; and
(iii) accounts payable and accrued liabilities in the amount of $52,808.

         Stockholders' equity (deficit) decreased from $3,449 for fiscal year ended December 31, 1999 to ($107,979) for fiscal year ended December 31, 2000.

Audit Committee

         As of the date of this Annual Report, HDRS has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of HDRS. When established, the audit committee's primary function will be to provide advice with respect to HDRS' financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor HDRS' financial reporting process and internal control system; (ii) review and appraise the audit efforts of HDRS' independent accountants; (iii) evaluate HDRS' quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

         The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

         Audit Fees

         As of the date of this Annual Report, HDRS has incurred approximately $3,000 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of HDRS' audited financial statements for fiscal year ended December 31, 2000. For fiscal year ended December 31, 2000, HDRS incurred approximately $2,850 as fees billed by its principal independent accountant for all other non-audit services (including reviews of HDRS' quarterly financial statements).

ITEM 7. FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

         Report of Independent Public Accountants
         Balance Sheets
         Statements of Operations
         Statements of Stockholders' Equity
         Statements of Cash Flow
         Notes to Financial Statements

                              HADRO RESOURCES, INC.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000





















AUDITORS' REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

LABONTE & CO.                                     1205 - 1095 WEST PENDER STREET
-----------------------------------------         VANCOUVER, BC  CANADA
C H A R T E R E D A C C O U N T A N T S           V6E 2M6
-----------------------------------------         TELEPHONE      (604) 682-2778
                                                  FACSIMILE      (604) 689-2778
                                                  EMAIL        RJL@LABONTECO.COM



                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Hadro Resources, Inc.

We have audited the balance sheet of Hadro Resources, Inc. (an exploration stage company) as at December 31, 2000 and the statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended in accordance with United States generally accepted accounting principles.

The financial statements as at December 31, 1999 and for the year then ended were audited by other auditors who expressed an opinion without reservation in their report dated April 24, 2000.

                                                                 "LABONTE & CO."

                                                           CHARTERED ACCOUNTANTS
Vancouver, B.C.
March 26, 2001


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated March 26, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.


                                                                 "LABONTE & CO."

                                                           CHARTERED ACCOUNTANTS
Vancouver, B.C.
March 26, 2001


                              HADRO RESOURCES, INC.

                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS


                                                                           December 31,      December 31,
                                                                                   2000              1999
---------------------------------------------------------------------------------------- -----------------

                                     ASSETS

CURRENT ASSETS
   Cash                                                                       $  26,070         $   9,197
---------------------------------------------------------------------------------------- -----------------

                                                                              $  26,070         $   9,197
======================================================================================== =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $  52,808         $   4,097
   Due to related parties (Note 5)                                               81,241             1,651
---------------------------------------------------------------------------------------- -----------------

                                                                                134,049             5,748
---------------------------------------------------------------------------------------- -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value, 100,000,000 shares authorized
      13,054,200 shares issued and outstanding                                   13,054            13,054
   Additional paid-in capital                                                   126,795           126,795
   Deficit accumulated during the exploration stage                            (247,828)         (136,400)
---------------------------------------------------------------------------------------- -----------------

                                                                               (107,979)             3,449
---------------------------------------------------------------------------------------- -----------------

                                                                              $  26,070         $   9,197
======================================================================================== =================





   The accompanying notes are an integral part of these financial statements


                              HADRO RESOURCES, INC.

                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                                                      December 3,
                                                                    Year ended       Year ended  1997 (inception)
                                                                  December 31,     December 31,   to December 31,
                                                                          2000             1999              2000
------------------------------------------------------------------------------- ----------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES                                   $ 93,543         $ 69,286          $193,867

OIL AND GAS LEASE COSTS                                                 17,885           36,076            53,961
------------------------------------------------------------------------------- ----------------------------------

NET LOSS FOR THE PERIOD                                              $ 111,428        $ 105,362         $ 247,828
=============================================================================== ==================================




BASIC NET LOSS PER SHARE                                              $ 0.0085         $ 0.0081
=============================================================================== ===================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          13,054,200       13,054,200
=============================================================================== ===================================










   The accompanying notes are an integral part of these financial statements


                              HADRO RESOURCES, INC.

                         (AN EXPLORATION STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE PERIOD FROM DECEMBER 3, 1997 (INCEPTION) TO DECEMBER 31, 2000

                                                                                                  Deficit
                                                                                                accumulated
                                                                                  Additional     during the
                                                           Number of                Paid In     exploration
                                                            shares      Amount      Capital        stage         Total
---------------------------------------------------------------------------------------------------------------------------

Balance, December 3, 1997 (inception)                               -    $     -     $       -     $       -    $        -

Issuance of common stock for cash at $.001 per share       12,350,000     12,350             -             -        12,350
 - February through July, 1998

Issuance of common stock for cash at $.01 per share           560,000        560         5,040             -         5,600
 - July, 1998

Issuance of common stock for cash at $.50 per share           114,000        114        56,886             -        57,000
 - July, 1998

Issuance of common stock for cash at $.50 per share            30,200         30        15,069             -        15,099
 - August, 1998

Net loss for the year ended December 31, 1998                       -          -             -       (31,038)      (31,038)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                 13,054,200     13,054        76,995       (31,038)       59,011

Contributions to capital by related parties - expenses              -          -        49,800             -        49,800

Net loss for the year ended December 31, 1999                       -          -             -      (105,362)     (105,362)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                 13,054,200     13,054       126,795      (136,400)        3,449

Net loss for the year ended December 31, 2000                       -          -             -      (111,428)     (111,428)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                 13,054,200    $13,054     $ 126,795     $(247,828)   $ (107,979)
===========================================================================================================================





    The accompanying notes are an integral part of these financial statements


                              HADRO RESOURCES, INC.

                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                               December 3,
                                                                                                                      1997
                                                                              Year ended       Year ended   (inception) to
                                                                            December 31,     December 31,     December 31,
                                                                                   2000             1999             2000
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $  (111,428)       $(105,362)      $ (247,828)
  Adjustments to reconcile net loss to net cash from operating activities:
  - non-cash expenses                                                                  -           49,800           49,800
---------------------------------------------------------------------------------------------------------------------------

                                                                                (111,498)         (55,562)        (198,028)
  - net changes in working capital items                                          93,272            5,620           99,019
---------------------------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                                (18,156)         (49,942)         (99,009)
---------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                                                     35,029                -           35,029
  Net proceeds on sale of common stock                                                 -                -           90,050
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                              35,029                -          125,079
---------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                       16,873          (49,942)          26,070

CASH, BEGINNING OF PERIOD                                                          9,197           59,139                -
---------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                          $    26,070        $   9,197        $  26,070
===========================================================================================================================


Other non-cash transactions:
         In 1999 the Company received contributions to capital of $49,800 by officers for services provided.






   The accompanying notes are an integral part of these financial statements

                              HADRO RESOURCES, INC.

                         (AN EXPLORATION STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The company was incorporated as Hadrosaurus Resourcse, Inc. under the Laws of the State of Nevada on December 2, 1997. The company underwent a name change to Hadro Resources, Inc. on January 12, 1998. No revenues have been generated since inception and at December 31, 2000, the Company had a working capital deficiency of $107,979. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of the Company's oil and gas properties or a new business venture. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

NET LOSS PER COMMON SHARE
Basic earnings per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. There are no dilutive securities outstanding.

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No.
96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

HADRO RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
--------------------------------------------------------------------------------

OIL AND GAS PROPERTIES
The Company follows the full cost method of accounting for its oil and gas operations whereby all cost related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of capital assets are recorded as a reduction of the related expenditures without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate.

Depletion and depreciation of the capitalized costs will be computed using the unit-of-production method based on the estimated proven reserves of oil and gas determined by independent consultants.

The Company applies a ceiling test to capitalized costs to ensure that such costs do not exceed estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. As the Company has not established proven recoverable reserves on properties held, the Company has provided an impairment provision for lease costs incurred to date.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RECENT ACCOUNTING PRONOUNCEMENTS
On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock
Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives; as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company determined that the implementation of this standard does not have a material impact on its financial statements.


NOTE 3 - OIL AND GAS PROPERTIES
--------------------------------------------------------------------------------

In June, 1999 the Company entered into an Assignment Agreement with Ibis Petroleum, Inc. ("Ibis"), whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of 35 oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico. The leasehold interests are as follows:

1. Twenty-eight State of New Mexico Leases, covering a total of 6174 acres, with an annual rental rate of $0.25 per acre until 2002, at which time the rate increases to $0.50 per acre through expiration. Twenty-two of the leases will expire on January 31, 2007 and the remaining six will expire on March 31, 2007. The Company's total royalty burden for these leases is 16.5%.

2. Two federal leases, covering a total of 2323 acres, with an annual rental rate of $1.50 per acre. These leases will expire on May 31, 2009. The Company's total royalty burden for these leases if 12.5%.

HADRO RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------


NOTE 3 - OIL AND GAS PROPERTIES (CON'T)
--------------------------------------------------------------------------------

3. Five State of New Mexico Leases, covering a total of 1252 acres, with an annual rental rate of $0.25 per acre until 2004, at which time the rate increases to $0.50 per acre through expiration. The leases will expire on July 31, 2009. The Company's total royalty burden for these leases is 12.5%.

The Company has not carried out any exploration activities on these properties and has recorded a full impairment provision for lease costs incurred to date.

On October 25, 2000 the Company entered into an oil and gas prospect purchase agreement with Gene Wilson, a former director of the Company, whereby the Company can purchase certain geological, seismic and other knowledge, research and documentation, of specifics relating to the Chaparral Oil and Gas Prospect located in New Mexico in consideration for $60,000 and the assumption of all future lease costs. Mr. Wilson has also agreed to assist the Company in obtaining leases for all necessary lease lands located on the Chaparral Oil and Gas Prospect and to act as a consultant to the Company to assist in the exploration and potential development of the Prospect.

On December 15, 2000 the Company entered into an oil and gas prospect purchase agreement with Ace USA Corporation and Newmex Oil Corporation whereby the Company can purchase certain geological, seismic and other knowledge, research and documentation, of specifics relating to the Del Valle Oil and Gas Prospect as well as certain oil and gas exploration leases in the Quay County of New Mexico for $469,000, to be paid in instalments commencing February 15, 2001, and the assumption of all future lease costs. In addition, Mr. Wilson is a beneficial third party to obtain overriding royalties from production under the Del Valle Agreement.

Due to the inability to reach acceptable terms and conditions with the vendors, the Company has elected not to proceed with these acquisitions.


NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To December 31, 2000, the Company has not granted any stock options.


NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

One of the directors of the Company has been employed by Investor Communications, Inc. and is part of the management team provided to Hadro Resources, Inc. During the year ended December 31, 2000 a total of $45,000 was incurred to this private company for managerial, administrative and investor relations services provided to the Company.

During the year ended December 31, 2000 net cash advances of $35,029 were received from a director, Investor Communications, Inc., and another company which is a significant shareholder. Interest of $1,192 was accrued on theses advances. At December 31, 2000 $81,241 is owing to these parties.

During the year ended December 31, 2000 the Company incurred $21,050 in fees to a former director. At December 31, 2000 $20,000 is owing to this party.

HADRO RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------


NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $194,000 at December 31, 2000. These carryforwards will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

CONCENTRATION OF CREDIT RISK
The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.


NOTE 8 - SUBSEQUENT EVENT
--------------------------------------------------------------------------------

By letter of intent dated March 26, 2001 between the Company and Clearview Mineral Resources Corp. ("Clearview"), the Company agreed to acquire a 70% percent net royalty interest in certain oil and gas leases (the "Button Willow Leases") from Clearview. The Company has agreed to issue 2,200,000 restricted common shares and will be assigned the rights to two drilling options from third parties to provide $750,000 towards the drilling of the first well in exchange for a 52.5% net royalty interest. The agreement is subject to due diligence and the signing of a definitive agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

         Since inception (December 3, 1997) to February 17, 2001, HDRS had a former accountant. Since February 18, 2001 and to date, HDRS' current principal independent accountants have not resigned or declined to stand for re-election or were dismissed. HDRS' former principal independent accountant, Andersen
Andersen & Strong L.C. ("AAS"), resigned resulting from a mutual business decision made by the respective management of AAS and HDRS that it would be in the best interest of HDRS to engage the services of an independent accountant which has a current relationship with other companies associated with HDRS' management. Subsequently, management of HDRS determined that the accounting firm of Labonte & Co. be engaged to provide services. Such decision to change accountants was approved by the Board of Directors. During HDRS' two most recent fiscal years and any subsequent interim period preceding the resignation of AAS, there were no disagreements with AAS, whether or not resolved, on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AAS, would have caused AAS to make reference to the subject matter of the disagreements in its reports.

         Moreover, there have been no disagreements with HDRS' current principal independent accountant which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

         Neither HDRS' current principal independent accountants nor its former principal independent accountant have provided an adverse opinion or disclaimer of opinion to HDRS' financial statements, nor modified their respective opinion as to uncertainty, audit scope or accounting principles. However, the auditor's report to the financial statements for fiscal year ended December 31, 1999 is qualified as to HDRS' ability to continue as a going concern.

         HDRS' principal independent accountant from inception (December 3, 1997) to February 17, 2001 was Andersen Andersen & Strong L.C. of 941 East 3300 South, Suite 202, Salt Lake City, Utah 84106. HDRS' principal independent accountant from February 18, 2001 to the current date is Labonte & Co., 1205 - 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of HDRS are as follows:

Name                      Age                 Position with HDRS
----                      ---                 ------------------

Grant Atkins              40                  Director and President/Secretary
                                              and Treasurer

         GRANT ATKINS has been a Director and the President of HDRS since September 15, 2000 and the Secretary and Treasurer of HDRS since December 14, 2000. For the past five years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. During 1998 and 1999, Mr. Atkins was a consultant through the private management consulting companies of Tristar Financial Services, Inc. and Investor Communications International, Inc. Mr. Atkins is also a member of the board of directors of Intergold Corporation, a publicly traded corporation engaged in the exploration of gold and silver, and a member of the board of directors and the president of Vega-Atlantic Corporation, a publicly traded corporation engaged in the worldwide exploration of gold, silver and other precious metals.

         The board of directors accepted the resignation of one of its directors, Gene D. Wilson, effective March 6, 2001. The reason for the resignation of Mr. Wilson is due to potential conflicts of interest relating to the Del Valle Agreement and the Chaparral Agreement. As of the date of this Annual Report, the board of directors has not appointed a director to fill the vacancy resulting from Mr. Wilson's resignation. See "Item 12. Certain Relationships and Related Transactions".

         The directors of HDRS serve until their respective successor takes office or until death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors of HDRS.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires HDRS' directors and officers, and the persons who beneficially own more than ten percent of the common stock of HDRS, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to HDRS pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by HDRS and on the representations of the reporting persons, HDRS believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

         As of the date of this Annual Report, none of the directors or officers of HDRS are compensated for their roles as directors or executive officers as HDRS is only in the exploration stage and has not yet fully commenced business operations. Officers and directors of HDRS, however, are reimbursed for any out-of-pocket expenses incurred by them on behalf of HDRS. None of HDRS' directors or officers are party to employment agreements with HDRS. HDRS presently has no pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans.

         Grant Atkins, the President of HDRS, derives remuneration from HDRS indirectly through Investor Communications International, Inc. ("ICI"), which provides a wide range of management, financial, consulting and administrative services to HDRS on a month-to-month basis as needed. As of fiscal year ended December 31, 2000, HDRS accrued approximately $45,000 and paid approximately $ 0 to ICI for services rendered. Of the amounts accrued to ICI during fiscal year 2000, Grant Atkins received approximately $0.

         Gene Wilson, a prior director of HDRS, derives remuneration from HDRS pursuant to consulting services provided to HDRS. As of fiscal year ended December 31, 2000, HDRS accrued approximately $21,050 and paid approximately $1,050 to Mr. Wilson for services rendered. See "Summary Compensation Table" below.

Summary Compensation Table
--------------------------

                               Annual Compensation           Awards    Payouts
                              ---------------------        ----------  -------
                                 $      $       $          $       #       $
Name and Position             Salary  Bonus   Other       RSA   Options  LTIP
Other
--------------                ------  -----   -----       ---   -------  ------

Frank W. Donis          1998     0      0       0          0       0       0
Pres./Director          1999     0      0       0          0       0       0
                        2000     0      0       0          0       0       0

Marilyn Rafter          1998     0      0       0          0       0       0
Secretary/Director      1999     0      0       0          0       0       0
                        2000     0      0       0          0       0       0
                                                 (1)
Gene D. Wilson          1998     0      0       0          0       0       0
Director                1999     0      0       0          0       0       0
                        2000     0      0     $1,050       0       0       0

Grant Atkins            2000     0      0       0          0       0       0
Director/President

         (1)Received pursuant to contractual  arrangement  between HDRS and Gene
            D. Wilson regarding the New Mexico Prospects.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock of IGCO owned of record or beneficially by each person who owned of record, or was known by HDRS to own beneficially, more than five percent (5%) of HDRS' Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.


--------------------------------------------------------------------------------------------------
Title of Class             Name and Address                    Amount and Nature        Percent
                           of Beneficial Owner                 of Beneficial Owner      of Class
--------------------------------------------------------------------------------------------------
                                                                        (1)
Common Stock               Alexander Cox                         2,250,000                17.2%
                           428 - 755 Burrard Street
                           Vancouver, British Columbia
                           Canada V6Z 1X6
                                                                        (2)
Common Stock               Tri Star Financial Group, Inc.        5,250,000                40.2%
                           435 Martin Street
                           Suite 2000
                           Blaine, Washington 98320                                            (2)

Common Stock               All officers and directors as a         250,000                 .02%
                           Group (2 persons)

 -------------------------------------------------------------------------------------------------

(1)
  Of the 2,250,000 shares of Common Stock held of record by Mr. Alexander Cox, 1,750,000 are restricted shares of Common Stock and 500,000 are free-trading shares of Common Stock.

(2)
  These are restricted shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On October 25, 2000 (the "Chaparral Agreement") and December 15, 2000 (the "Del Valle Agreement"), respectively, HDRS entered into two agreements to acquire majority net revenue interests in two separate oil and gas prospects located in eastern New Mexico (the "New Mexico Prospects").

         According to the terms of the original Del Valle Agreement,  HDRS would
(i) be required to pay approximately $469,000 during fiscal year 2001, of which Mr.

Wilson, a prior director of HDRS, is to receive $34,500; (ii) receive all rights, work product, documentation seismic information, and other information relating to the New Mexico Prospect; and (iii) be entitled to receive the best efforts of the parties to the Del Valle Agreement to obtain leases for all necessary lease lands. According to the terms of the Del Valle Agreement, (i) HDRS would be expected to pay approximately $203,000 for lease costs relating to the areas of interest.

         HDRS has had difficulty in reaching revised terms and conditions with the parties to the Del Valle Agreement, from verbal modifications obtained from the parties to the Del Valle Agreement previously in place. As HDRS has potential commercial disputes pending and under consideration relating to the Del Valle Agreement and vendors thereto, HDRS has decided to not enter into any development of the Del Valle Prospect, and a revised formal agreement necessary to the development of the Del Valle Prospect is not in place with the vendors of the Del Valle Prospect.

         As of the date of this Annual Report, based upon recent discussions, management of HDRS believes a possibility exists that the parties to the Del Valle Agreement may have breached their respective contractual obligations. In the event that the Del Valle Agreement was breached by such parties, respectively, management believes that such breaches could result in possible legal remedies being sought by HDRS. Management of HDRS may, if deemed necessary, consider and pursue any and all available legal remedies and related causes of action.

         According to the terms of the Chaparral Agreement, (i) HDRS would be required to pay approximately $60,000, of which Mr. Wilson is to receive $30,000; (ii) Mr. Wilson would be required to sell to HDRS all rights, work product, documentation seismic information, and other information relating to the New Mexico Prospect; and (iii) Mr. Wilson would be required to use his best efforts to obtain leases for all necessary lease lands, with leasing costs expected to total approximately $590,000.

         HDRS has had difficulty in reaching revised terms and conditions with the parties to the Chaparral Agreement. HDRS has decided to not enter into any development of the Chaparral Prospect at the current date, as revised formal agreements to the Chaparral Agreement are not in place with the parties to the Chaparral Agreement. HDRS may or may not reach formal agreement on revised terms and conditions to the original Chaparral Agreement.

         Moreover, Gene Wilson was a beneficial third party to receive overriding royalties pursuant to the terms of the Del Valle Agreement. Mr. Wilson was also a 50% vendor and a beneficial third party to receive overriding royalties pursuant to the terms of the Chaparral Agreement. Pursuant to the respective terms, Mr. Wilson was also to provide consulting geologist services to HDRS and further leasing work. In the event that HDRS does not reach a formal agreement on revised terms and conditions of either the Del Valle Agreement or the Chaparral Agreement, management of HDRS does not believe that the resignation of Mr. Wilson as a director of HDRS will adversely affect the business operations of HDRS. As of the date of this Annual Report, management is currently seeking other oil and natural gas prospects.

         The officers and directors of HDRS are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. The directors of HDRS may have other business interests to which they may devote a major or significant portion of their time. Certain conflicts of interest, therefore, may arise between HDRS and its directors. Such conflicts can be resolved through the exercise by the directors of judgment consistent with their fiduciary duties to HDRS. The officers and directors of HDRS intend to resolve such conflicts in the best interests of HDRS. The officers and directors will devote their time to the affairs of HDRS as necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  The  following  exhibits  are  filed  as part of this  Annual
                   Report: None.

              (b) Reports on Form 8-K: Filed on April 11, 2001; Filed on March 11, 2001; Filed on March 8, 2001; Filed on January 31, 2001; and Filed on December 15, 2000.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HADRO RESOURCES, INC.

Dated: April 12, 2001                     By: /s/GRANT ATKINS
                                              ----------------------------------
                                              Grant Atkins, President