Form 10QSB
period 2001-03-31
HADRO RESOURCES INC
filed 2001-05-15
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-25579
                              HADRO RESOURCES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               87-0571853
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                           50 West Liberty, Suite 880
                               Reno, Nevada 89501
                         -------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 433-5250
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 11, 2001
------                                       -------------------------------
Common Stock, $.001 par value               13,054,200

Transitional Small Business Disclosure Format (check one)

                              Yes              No      X

                                  EDUVERSE.COM
                         (A Developmental Stage Company)

                     INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  March 31, 2001




                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 BALANCE SHEETS                                              2

                 INTERIM STATEMENTS OF OPERATIONS                            3

                 INTERIM STATEMENTS OF CASH FLOWS                            4

                 NOTES TO INTERIM FINANCIAL STATEMENTS                       5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   8

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           13

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   13

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             14

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         14

         ITEM 5. OTHER INFORMATION                                           14

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            14

                 (a) No exhibits required.

                 (b) No reports required.

                 SIGNATURES                                                  15

                              HADRO RESOURCES, INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (Unaudited)


























BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS




                              HADRO RESOURCES, INC.

                         (An Exploration Stage Company)

                                 BALANCE SHEETS



                                                                        March 31,       December 31,
                                                                             2001               2000
====================================================================================================
                                                                       (Unaudited)

                                                            ASSETS

CURRENT ASSETS
   Cash                                                                  $   1,279         $  26,070
----------------------------------------------------------------------------------------------------
                                                                         $   1,279         $  26,070
====================================================================================================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $  40,096         $  52,808
   Due to related parties (Note 5)                                         176,073            81,241
----------------------------------------------------------------------------------------------------
                                                                           216,169           134,049
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value, 100,000,000 shares authorized
      13,054,200 shares issued and outstanding                              13,054            13,054
   Additional paid-in capital                                              126,795           126,795
   Deficit accumulated during the exploration stage                       (354,739)         (247,828)
----------------------------------------------------------------------------------------------------

                                                                          (214,890)         (107,979)
----------------------------------------------------------------------------------------------------

                                                                         $   1,279         $  26,070
====================================================================================================


    The accompanying notes are an integral part of these financial statements





                              HADRO RESOURCES, INC.

                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                 December 3, 1997
                                                 Three months     Three months     (inception) to
                                                  ended March      ended March    March 31, 2001
                                                    31, 2001         31, 2000
-------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES                 $ 103,532         $ 17,958          $ 297,399

OIL AND GAS LEASE COSTS                                 3,379                -             57,340
-------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                             $ 106,911         $ 17,958          $ 354,739
=================================================================================================



BASIC NET LOSS PER SHARE                             $ 0.0082         $ 0.0014
=================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         13,054,200       13,054,200
=================================================================================================


   The accompanying notes are an integral part of these financial statements





                             HADRO RESOURCES, INC.

                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                                   December 3,
                                                                                                                          1997
                                                                              Three months      Three months    (inception) to
                                                                               ended March   ended March 31,    March 31, 2001
                                                                                  31, 2001              2000
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                      $ (106,911)        $(17,958)      $ (354,739)
  Adjustments to reconcile net loss to net cash from operating activities:
  - non-cash expenses                                                                   -           12,150           53,291
------------------------------------------------------------------------------------------------------------------------------

                                                                                 (103,420)          (5,808)        (301,448)
  - net changes in working capital items                                           70,129             (262)         169,148
------------------------------------------------------------------------------------------------------------------------------

CASH USED IN OPERATING ACTIVITIES                                                 (33,291)          (6,070)        (132,300)
------------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related party                                                       8,500                -           43,529
  Net proceeds on sale of common stock                                                  -                -           90,050
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                8,500                -          133,579
------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                       (24,791)          (6,070)           1,279

CASH, BEGINNING OF PERIOD                                                          26,070            9,197                -
------------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                              $  1,279         $  3,127        $   1,279
==============================================================================================================================


    The accompanying notes are an integral part of these financial statements



                             HADRO RESOURCES, INC.

                         (An Exploration Stage Company)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
================================================================================
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The company was incorporated as Hadrosaurus Resourcse, Inc. under the Laws of the State of Nevada on December 2, 1997. The company underwent a name change to Hadro Resources, Inc. on January 12, 1998. No revenues have been generated since inception and at March 31, 2001, the Company had a working capital deficiency of $214,890. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of the Company's oil and gas properties or a new business venture. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

HADRO RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

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

HADRO RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================
(Unaudited)


NOTE 3 - OIL AND GAS PROPERTIES (con't)
--------------------------------------------------------------------------------

2. Two federal leases, covering a total of 2323 acres, with an annual rental rate of $1.50 per acre. These leases will expire on May 31, 2009. The Company's total royalty burden for these leases is 12.5%.

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

By letter of intent dated March 26, 2001, as amended, between the Company and Clearview Mineral Resources Corp. ("Clearview"), the Company agreed to acquire a 70% percent net royalty interest in certain oil and gas leases (the "Button Willow Leases") from Clearview in consideration for $150,000. The Company has assigned the rights to two drill funding options to third parties to provide $750,000 towards the drilling of the first well in exchange for a 52.5% net royalty interest. The agreement is subject to due diligence and the signing of a definitive agreement scheduled for May 31, 2001.


NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To March 31, 2001, the Company has not granted any stock options.


NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

One of the directors of the Company has been contracted by Investor Communications, Inc. ("ICI")and is part of the management team provided to Hadro Resources, Inc. by ICI. During the period ended March 31, 2001 a total of $80,000 was incurred to ICI for managerial, administrative and investor relations services provided to the Company. At March 31, 2001 $127,000 is owing to this company which accrues interest at 10% per annum and is without specific repayment terms.

During the period ended March 31, 2001 net cash advances of $8,500 were received from a company which is a significant shareholder. At March 31, 2001 $49,073 is owing to this company and two other related parties which accrues interest at 10% per annum and is without specific repayment terms.


NOTE 6 - SUBSEQUENT EVENT
--------------------------------------------------------------------------------

The Company entered into and agreement dated April 24, 2001 providing the right to acquire an initial 50% working interest and an initial 37.5% net revenue interest in certain oil and gas lease mineral interests and oil, gas and seismic lease options located in Madera County, California from Northwest Petroleum, Inc. The Company must pay $2,500 on signing, pay for land and leasing costs (approximately $131,500) and provide funding for a seismic survey program ($280,000 by July 2, 2001) and a drilling program ($500,000 by August 15, 2001).

         Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, highly speculative nature of oil and gas exploration and development, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Hadro Resources, Inc. (the "Company") is a natural resources explora-tion company primarily engaged in the acquisition, exploration and development of oil and natural gas properties within the United States and internationally.

The Leasehold Interests

         During June 1999, the Company entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of thirty-five
(35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico to the Company (the "Leasehold Interests"). The Leasehold Interests are as follows:

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

         2. Two (2) Federal leases covering an approximate total of 2,323.33 acres, with an annual rental rate of $1.50 per acre. These two leases will expire on May 31, 2009. The federal government will receive a 12.5% royalty payment on any oil or gas production on the properties. The Company's total royalty burden for these two leases is 12.5%. The Company's working interest in and to these leases is 100% and its net revenue interest (after royalty payments) is 87.5%.

         3. Five (5) State of New Mexico leases covering an approximate total of 1,252.04 acres, with an annual rental rate of $0.25 per acre until 2004, at which time the rate increases to $0.50 per acre through expiration. The leases will expire on July 31, 2009. The State of New Mexico will receive a 12.5% royalty payment on any oil or gas production on the properties. The Company's total royalty burden for these five leases is 12.5%. The Company's working interest in and to these leases is 100% and its net revenue interest (after royalty payments) is 87.5%.

Slovgold Germany

         On December 13, 2000, the Company entered into a letter of intent to purchase a one hundred percent (100%) equity interest in Slovgold Deutschland GmbH, a Berlin based oil and gas exploration and development company ("Slovgold Germany"). According to the terms of the originally proposed agreement, management anticipated that in exchange for the equity interest in Slovgold Germany, the Company would provide funding to Slovgold Germany in amounts deemed necessary for continued operations and issue shares of its restricted Common Stock. The Company has, after conducting due diligence on Slovgold Germany, decided not to pursue the acquisition further.

      The Company formed Eiger Properties, Inc., a Belize corporation and the wholly-owned subsidiary of the Company, to purchase the equity interest of Slovgold Germany.

The New Mexico Prospects

      On October 25, 2000 (the "Chaparral Agreement") and December 15, 2000 (the "Del Valle Agreement"), respectively, the Company entered into two agreements to acquire majority net revenue interests in two separate oil and gas prospects located in eastern New Mexico (collectively, the "New Mexico Prospects"). As of the date of this Quarterly Report, work conducted on the New Mexico Prospects include 100-plus lineal miles of seismic studies, remote sensing studies, Kelsh plotter photogrammetric surveys, surface and subsurface mapping and various geological field work and geological studies. The New Mexico Prospects are as follows:

      1. Del Valle Prospect: The prospect is comprised of approximately sixty square miles (38,400 acres).

      The Company has had difficulty in reaching revised terms and conditions with the parties to the Del Valle Agreement, from verbal modifications obtained from the parties to the Del Valle Agreement previously in place. As the Company has potential commercial disputes pending and under consideration relating to the Del Valle Agreement and vendors thereto, the Company has decided to not enter into any development of the Del Valle Prospect, and a revised formal agreement necessary to the development of the Del Valle Prospect is not in place with the parties of the Del Valle Prospect.

      As of the date of this Quarterly Report, based upon recent discussions, management of the Company believes a possibility exists that the parties to the Del Valle Agreement may have breached their respective contractual obligations.

In the event that the Del Valle Agreement was breached by such parties, respectively, management believes that such breaches could result in possible legal remedies being sought by the Company. Management of the Company may, if deemed necessary, consider and pursue any and all available legal remedies and related causes of action.

      2. Prospect 2: The prospect is comprised of approximately fifty square miles (32,000 acres).

      The Company has had difficulty in reaching revised terms and conditions with the parties to the Chaparral Agreement. The Company has decided to not enter into any development of the Chaparral Prospect at the current date, as revised formal agreements to the Chaparral Agreement are not in place with the parties to the Chaparral Agreement. The Company may or may not reach formal agreement on revised terms and conditions to the original Chaparral Agreement.

The Buttonwillow Leases

         On March 26, 2001, the Company and Clearview Mineral Resources Corp., a British Columbia public company ("Clearview") entered into a memorandum of understanding pursuant to which the Company will acquire, subject to due diligence, an approximate 70% net revenue interest in approximately 224 acres of oil and gas leases in the Buttonwillow gas field located in the southern San Joaquin Valley, California (the "Buttonwillow Leases") in consideration of $150,000 and a 5% overriding royalty interest. The Buttonwillow Leases are located in close proximity to the Berkley gas prospect (within 1.5 to 9 miles depending on the lease), and are approximately 32 miles northwest of the City of Bakersfield. Management of the Company believes that the Buttonwillow Leases are host to a gas pipeline, have good infrastructure and road access.

         Management of the Company believes that the Buttonwillow gas field was discovered in 1927 and reached production in 1935 with approximately 4.3 billion cubic feet from the upper portion of the shallow San Joaquin formation. Subsequent production from the Buttonwillow gas field was limited to sands within the San Joaquin Formation. Recently, several more wells were drilled to deeper depths which, management believes, evidence potential excellent gas and high gravity shows from the deeper San Joaquin sands.

      Based upon seismic data processed on the Buttonwillow gas field and from other wells located in close proximity which were drilled in the past, management of the Company has located and identified the first well for drilling to a depth of approximately 6,650 feet. Management of the Company anticipates that it will raise necessary capital internally and via partnership drilling arrangements to drill approximately six gas and oil wells on the Buttonwillow Leases.

         As of the date of this Quarterly Report, the Company has entered into two drill funding option agreements with two separate third parties pursuant to which such third parties will provide approximately 75 % of the funds necessary to drill the first well on the Buttonwillow Leases. The Company entered into a drill funding option agreement with Canadian Metals Exploration Limited, a British Columbia public company ("CMEL") pursuant to which CMEL may at its option provide to the Company 25% of the capital necessary to drill the first well on the Buttonwillow Leases in exchange for a 17.5% net revenue interest on the first drilled hole. The Company entered into a second drill funding option agreement with Spectrum Technology Corp. ("Spectrum") pursuant to which Spectrum may at its option provide 50% of the capital necessary to drill the first well on the Buttonwillow Leases in exchange for a 35% net revenue interest on the first drilled hole. The options will expire on May 31, 2001, and require that such drilling capital be provided by that date.

      As of the date of this Quarterly Report, the Company is conducting its due diligence and final negotiations for execution of a definitive agreement with Clearview.

The Moffat Ranch Leases

         On April 24, 2001, the Company and Northwest Petroleum, Inc., a California corporation ("Northwest") entered into the Moffat Ranch exploration agreement (the "Exploration Agreement") pursuant to which the Company will acquire, subject to financing, a working interest and an initial net revenue interest in certain oil and gas lease mineral interests and oil and gas lease options held by Northwest, which comprise approximately 5,282 acres of the Moffat Ranch Gas Field in Madera County, California (the "Moffat Ranch Leases"). Pursuant to the terms of the Exploration Agreement, the Company will initially acquire an approximate 37.5% net revenue interest and an approximate 50% working interest and subsequently, before payout, the Company will acquire a 32.81% net revenue interest and an approximate 43.75% working interest (and Northwest will be entitled to a 4.68% net revenue interest and an approximate 6.25% working interest). After payout occurs (when the Company recovers all of its costs of seismic, drilling and completion), Northwest will revert to a 9.37% net revenue interest and an approximate 12.5% working interest. The terms of the Exploration Agreement further provide that in consideration for the interests, the Company will (i) upon execution, pay to Northwest $2,500, (ii) on or before July 2, 2001, fund a 3-D seismic survey program in the amount of $280,000 for the Moffat Ranch Leases, (iii) pay Northwest for land and leasing rentals in the approximate amount of $131,500 for the Moffat Ranch Leases, and (iv) on or before August 15, 2001, execute an operating agreement to provide drilling funds of $500,000 (subject to the independent interpretation of the 3-D seismic survey). In the event the Company elects not to drill on the Moffat Ranch Leases, there is no fault or penalty under the Exploration Agreement, however, Northwest will retain all rights to the Moffat Ranch Leases.

Investment in Other Oil and Gas Prospects

         As of the date of this Quarterly Report, management is developing an oil and gas exploration, development and production program. Management intends to focus the Company's business activities on the operational and production aspects of oil and gas projects through its Leasehold Interests and further proposed acquisitions currently under review.

         As of the date of this Quarterly Report, the Company has not generated revenues from operations. During the prior fiscal years, the Company focused primarily on the exploration of potential oil and gas projects and generated no revenues. During those prior fiscal years, the Company relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. As of the date of this Quarterly Report, management is in the process of identifying certain business opportunities that it plans to pursue pertaining to oil and gas exploration and development. Management intends to continue its search for other business opportunities in any geographical area involving oil and gas exploration and development.

RESULTS OF OPERATION

Three-Month Period Ended March 31, 2001 Compared to Three-Month Period Ended March 31, 2000

         The Company's net losses for the three-month period ended March 31, 2001 were approximately $106,911 compared to a net loss of approximately $17,958 for the three-month period ended March 31, 2000. During the three-month periods ended March 31, 2001 and March 31, 2000, the Company recorded no income.

      During the three-month period ended March 31, 2001, the Company recorded operating expenses of approximately $106,911 compared to $17,958 of operating expenses recorded in the same period for 2000. Oil and gas lease costs increased by approximately $3,379 during the three-month period ended March 31, 2001 from $-0- incurred during the three-month period ended March 31, 2000 compared to the $3,379 incurred during the three-month period ended March 31, 2001. This increase in oil and gas lease costs resulted primarily from the obligations and payment terms and conditions of existing leases in place.

         General and administrative expenses increased by approximately $85,574 during the three-month period ended March 31, 2001 from $17,958 incurred during the three-month period ended March 31, 2000 compared to $103,532 incurred during the three-month period ended March 31, 2001. This increase in general and administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of overall corporate activity pertaining to the acquisition, exploration and development of oil and natural gas properties.

         General and administrative expenses generally include corporate overhead, administrative salaries, consulting costs and professional fees. Of the $103,532 incurred as general and administrative expenses during the three-month period ended March 31, 2001, $80,000 was incurred payable to Investor Communications International, Inc. ("ICI") for services rendered by ICI including, but not limited to, financial, administrative, investor relations and oil and gas management. During the three-month period ended March 31, 2001, the Company paid $-0- to ICI towards an aggregate amount of $127,000 due and owing ICI, which accrues interest at 10% per annum. One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company.

         As discussed above, the increase in net loss during the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000 is attributable primarily to the increase in general and administrative expenses. The Company's net earnings (losses) during the three-month period ended March 31, 2001 were ($106,911) or ($0.0082) per share compared to a net loss of approximately ($17,958) or ($0.0014) per share during the three-month period ended March 31, 2000. The weighted average number of shares outstanding was 13,054,200 for the three-month periods ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

      As of the three-month period ended March 31, 2001, the Company's total assets were $1,279 compared to total assets of $26,070 for fiscal year ended December 31, 2000. This decrease in total assets from fiscal year ended December 31, 2000 was due primarily to a decrease in cash and cash equivalents resulting from payments made by the Company pursuant to its various contractual obligations.

         As of the three-month period ended March 31, 2001, the Company's total liabilities were $216,169 compared to total liabilities of $134,049 for fiscal year ended December 31, 2000. This increase in liabilities from fiscal year ended December 31, 2000 was due primarily to an increase in amounts due and owing to related parties of $94,832.

         Stockholders' deficit increased from ($107,979) for fiscal year ended December 31, 2000 to ($214,890) for the three-month period ended March 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Except as described above regarding the Chaparral Agreement and the Del Valle Agreement, management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On December 20, 2000, January 30, 2001, and January 31, 2001, Alexander W. Cox, an individual ("Cox") purchased 100,000 shares, 1,1750,000 shares and 400,000 shares, respectively, of the Common Stock of the Company. The purchases by Cox resulted in an acquisition of an aggregate 2,250,000 shares of Common Stock, which represented approximately 17.2% of the issued and outstanding shares of Common Stock and resulted in a change in control of the Company. The transactions are as follows:

(i) On December 20, 2000, Sparten Asset Group ("Sparten") sold 100,000 shares of Common Stock to Cox at $0.30 per share for an aggregate consideration of approximately $30,000. There was no written documentation between the parties involving the sale and purchase of the securities. On December 20, 2000, Sparten held of record 190,000 shares of free trading Common Stock and, therefore, was not deemed an affiliate of the Company. The 100,000 shares acquired by Cox are free trading.

(ii) On January 30, 2001, pursuant to a private transaction not involving a public offering, Tri Star Financial Group, Inc. ("Tri Star") sold 1,750,000 shares of restricted Common Stock to Cox at a price of $0.001 per share for an aggregate consideration of approximately $1,750. On January 30, 2001,

         Tri Star held of record 7,000,000 shares of restricted Common Stock and, therefore, was deemed an affiliate of the Company. The 1,750,000 shares of Common Stock acquired by Cox are restricted securities. Cox executed a purchase and sale of securities agreement in which Cox acknowledged that the securities had not been registered under the Securities Act of 1933, as amended, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the sale and purchase of the securities.

(iii) On January 31, 2001, Rising Sun Capital Corp. ("Rising Sun") sold 400,000 shares of Common Stock to Cox at $0.30 per share for an aggregate consideration of approximately $120,000. There was no written documentation between the parties involving the sale and purchase of the securities. On January 31, 2001, Rising Sun held of record 490,000 shares of free trading Common Stock and, therefore, was not deemed an affiliate of the Company. The 400,000 shares of Common Stock acquired by Cox are free trading.

         (b) As a result of the acquisition by Cox of the 2,250,000 shares of Common Stock, which represented approximately 17.2% of the issued and outstanding shares of Common Stock, there was a change in control of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Report on Form 8-K filed March 16, 2001.

     (b) Report on Form 8-K filed May 14, 2001.

     (c) Report on Form 8-K filed May 14, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HADRO RESOURCES, INC.



Dated: May 14, 2001                             By: /s/ GRANT ATKINS
                                                 ------------------------------
                                                        Grant Atkins
                                                        President