Form 10QSB
period 2001-06-30
HADRO RESOURCES INC
filed 2001-08-14
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

Class                                       Outstanding as of August 11, 2001
------                                       -------------------------------
Common Stock, $.001 par value               13,054,200

Transitional Small Business Disclosure Format (check one)

                              Yes              No      X

                             HADRO RESOURCES, INC.

                         (An Exploration Stage Company)


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 BALANCE SHEETS                                              2

                 INTERIM STATEMENTS OF OPERATIONS                            3

                 INTERIM STATEMENTS OF CASH FLOWS                            4

                 NOTES TO INTERIM FINANCIAL STATEMENTS                       5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   8

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           13

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   13

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             14

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         14

         ITEM 5. OTHER INFORMATION                                           14

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            14

         SIGNATURES                                                          14


                                  HADRO RESOURCES, INC.

                             (An Exploration Stage Company)

                                     BALANCE SHEETS


                                                                              December 31,
                                                                June 30, 2001    2000
                                                                -------------  ---------
                                                                 (Unaudited)
                                         ASSETS
CURRENT ASSETS
   Cash                                                           $     924    $  26,070
                                                                  ---------    ---------

                                                                  $     924    $  26,070
                                                                  =========    =========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                       $  48,124    $  52,808
   Due to related parties (Note 5)                                  277,746       81,241
                                                                  ---------    ---------

                                                                    325,870      134,049
                                                                  ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value, 100,000,000 shares authorized
      13,054,200 shares issued and outstanding                       13,054       13,054
   Additional paid-in capital                                       126,795      126,795
   Deficit accumulated during the exploration stage                (464,795)    (247,828)
                                                                  ---------    ---------

                                                                   (324,946)    (107,979)
                                                                  ---------    ---------

                                                                  $     924    $  26,070
                                                                  =========    =========


   The accompanying notes are an integral part of these interim financial statements



                                             HADRO RESOURCES, INC.

                                        (An Exploration Stage Company)

                                       INTERIM STATEMENTS OF OPERATIONS

                                                  (Unaudited)


                                                                                                     December 3,
                                                                                                        1997
                                            Three months  Three months   Six months    Six months    (inception)
                                             ended June    ended June    ended June    ended June    to June 30,
                                              30, 2001      30, 2000      30, 2001      30, 2000        2001
                                             -----------   -----------   -----------   -----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES          $   104,047   $    21,878   $   207,579   $    39,836   $   401,446

OIL AND GAS LEASE COSTS                            6,009          --           9,388          --          63,349
                                             -----------   -----------   -----------   -----------   -----------

NET LOSS FOR THE PERIOD                      $   110,056   $    21,878   $   216,967   $    39,836   $   464,795
                                             ===========   ===========   ===========   ===========   ===========




BASIC NET LOSS PER SHARE                     $     0.008   $     0.002   $     0.017   $     0.003
                                             ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                              13,054,200    13,054,200    13,054,200    13,054,200
                                             ===========   ===========   ===========   ===========





              The accompanying notes are an integral part of these interim financial statements


                                               HADRO RESOURCES, INC.

                                          (An Exploration Stage Company)

                                         INTERIM STATEMENTS OF CASH FLOWS

                                                    (Unaudited)

                                                                                                      December 3, 1997
                                                                            Six months      Six months  (inception) to
                                                                        ended June 30,  ended June 30,        June 30,
                                                                                  2001            2000            2001
                                                                             ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $(216,967)      $ (39,836)      $(464,795)
  Adjustments to reconcile net loss to net cash from operating activities:
  - non-cash expenses                                                             --            24,200          53,291
                                                                             ---------       ---------       ---------

                                                                              (216,967)        (15,636)       (411,504)
  - net changes in working capital items                                       162,321           6,455         257,849
                                                                             ---------       ---------       ---------

CASH USED IN OPERATING ACTIVITIES                                              (54,646)         (9,181)       (153,655)
                                                                             ---------       ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties                                                 29,500            --            64,529
  Net proceeds on sale of common stock                                            --              --            90,050
                                                                             ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                            29,500            --           154,579
                                                                             ---------       ---------       ---------

INCREASE (DECREASE) IN CASH                                                    (25,146)         (9,181)            924

CASH, BEGINNING OF PERIOD                                                       26,070           9,197            --
                                                                             ---------       ---------       ---------

CASH, END OF PERIOD                                                          $     924       $      16       $     924
                                                                             =========       =========       =========




                 The accompanying notes are an integral part of these interim financial statements

                                                         4

                              HADRO RESOURCES, INC.

                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The company was incorporated as Hadrosaurus Resources, Inc. under the Laws of the State of Nevada on December 2, 1997. The company underwent a name change to Hadro Resources, Inc. on January 12, 1998. No revenues have been generated since inception and at June 30, 2001, the Company had a working capital deficiency of $324,946. The Company's continuance of operations and movement into an operating basis are contingent on raising additional working capital, settling its outstanding debts and on the future development of the Company's oil and gas properties or a new business venture. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders will form the primary source of short-term funding for the Company during the next twelve months.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


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

                              HADRO RESOURCES, INC.

                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


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

                              HADRO RESOURCES, INC.

                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 3 - OIL AND GAS PROPERTIES
--------------------------------------------------------------------------------

1. On May 31, 2001 the Company entered into an agreement with U.S. Oil and Gas Resources Inc. ("US Oil and Gas"), a British Columbia company trading on the CDNX exchange, to purchase its interest in three State of Oklahoma registered private operating subsidiaries as follows: an 100% interest in Oakhills Energy Inc., a 100% interest in Thor Energy Inc. And a 100% interest in O.J. Oil & Gas Inc. ("Operating Subsidiaries). Subject to further due diligence by the Company, and the approval of the CDNX and the shareholders of US Oil and Gas, the Company plans to issue 10 million common shares to US Oil and Gas as consideration for the purchase of the interests in the three Operating Subsidiaries. The Operating Subsidiaries held approximately 3,000 acres of oil and gas leases located in the State of Oklahoma and approximately 14 gas and 35 oil wells at various levels of production in addition to untapped areas for future development.

2. The Company entered into and agreement dated April 24, 2001 providing the right to acquire an initial 50% working interest and an initial 37.5% net revenue interest in certain oil and gas lease mineral interests and oil, gas and seismic lease options (the "Mofat Ranch leases") located in Madera County, California from Northwest Petroleum, Inc. ("NPI"). The Company paid $2,500 on signing, and was required to pay for land and leasing costs (approximately $131,500) on or by June 5, 2001 and provide funding for a seismic survey program ($280,000 by July 2, 2001) and a drilling program ($500,000 by August 15, 2001). In June 2001 the Company decided not to proceed with the acquisition and has abandoned the property. Under the provisions of the agreement with NPI, the contract has been terminated with no further obligations to the Company.

3. By letter of intent dated March 26, 2001, as amended, between the Company and Clearview Mineral Resources Corp. ("Clearview"), the Company agreed to acquire a 70% net royalty interest in certain oil and gas leases (the "Button Willow Leases") from Clearview in consideration for $150,000. The Company has assigned the rights to two drill funding options to third parties to provide $750,000 towards the drilling of the first well in exchange for a 52.5% net royalty interest. The agreement was subject to due diligence and the signing of a definitive agreement scheduled for May 31, 2001. The Company decided not to proceed with the acquisition and has abandoned its interest in the property.

4. In June 1999 the Company entered into an Assignment Agreement with Ibis Petroleum, Inc. ("Ibis"), whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of 35 oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico. The Company's intention is not to renew its leases in New Mexico. The Company has not carried out any exploration activities on these properties and has recorded a full impairment provision for lease costs incurred to date.


NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To June 30, 2001, the Company has not granted any stock options.


NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

One of the directors of the Company has been contracted by Investor Communications International, Inc. ("ICI") and is part of the management team provided to Hadro Resources, Inc. by ICI. During the three and six month periods ended June 30, 2001 a total of $70,000 and $150,000 respectively was incurred to ICI for managerial, administrative and investor relations services provided to the Company. In addition, cash advances of $9,500 were received from ICI. At June 30, 2001 $206,500 is owing to this company which accrues interest at 10% per annum and is without specific repayment terms. Interest owing at June 30, 2001 amounted to $7,549.

During the period ended June 30, 2001 net cash advances of $20,000 were received from a private company which is a significant shareholder. At June 30, 2001 $60,573 is owing to this company and two other related parties which accrues interest at 10% per annum and is without specific repayment terms. Interest owing at June 30, 2001 amounted to $3,124.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Hadro Resources, Inc., a Nevada corporation (the "Company") is a natural resources exploration company primarily engaged in the acquisition, exploration and development of oil and natural gas properties within the United States and internationally.

The Leasehold Interests

     During June 1999, the Company entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of thirty-five
(35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico to the Company (the "Leasehold Interests"). The Leasehold Interests are as follows: (i) twenty-eight (28) State of New Mexico leases covering an approximate total of 6,174.23 acres, with an annual rental rate of $0.25 per acre until 2002, at which time the rate increases to $0.50 per acre; (ii) two
(2) Federal leases covering an approximate total of 2,323.33 acres, with an annual rental rate of $1.50 per acre; and (iii) five (5) State of New Mexico leases covering an approximate total of 1,252.04 acres, with an annual rental rate of $0.25 per acre until 2004, at which time the rate increases to $0.50 per acre through expiration.

     As of the date of this Quarterly Report, management of the Company does not intend to renew the Leasehold Interests nor has it carried out any exploration activities on the Leasehold Interests. The Company has conducted ongoing due diligence regarding the Leasehold Interests, and has deemed that exploration initiatives represent higher degrees of risk than the Company's management currently wishes to participate. As a result, management is concentrating on obtaining producing assets and exploration initiatives that are deemed by management as lower in risk. As of the date of this Quarterly Report, the Company still has rights relating to the 28 State of New Mexico leases, one State of Colorado lease and one Colorado federal lease.

U. S. Oil & Gas Resources, Inc.

     On May 30, 2001, the Company, U.S. Oil & Gas Resources, Inc., a corporation organized under the laws of British Columbia, Canada (U.S. Oil & Gas"), and Oakhills Energy, Inc., Thor Energy, Inc. and O.J. Oil & Gas, Inc., corporations organized under the laws of the State of Oklahoma (the "Subsidiaries") entered into a share purchase and sale agreement (the "Agreement"). Pursuant to the terms of the Agreement, U.S. Oil & Gas will sell to the Company all of the issued and outstanding shares of common stock of the Subsidiaries held of record by U.S. Oil& Gas. Pursuant to further terms of the Agreement, the Company will issue to U.S. Oil & Gas 10,000,000 shares of its restricted common stock as consideration for the purchase of the Subsidiaries.

     The Company and U.S. Oil & Gas agree that the Agreement is binding upon the parties thereto, and that as a pre-condition to closing such acquisition, the Company may conduct to its satisfaction due diligence including, but not limited to, financial statements, inventory of assets and liabilities, confirmation that the Subsidiaries have complied with all regulatory filings, and receipt of necessary approval regarding the transaction, including approval by the shareholders of U.S. Oil & Gas. As of the date of this Quarterly Report, such shareholder meeting is scheduled for August 7, 2001. Subsequently, on August 7, 2001, the shareholders of U.S. Oil & Gas approved the transaction at their meeting. Further CDNX stock exchange regulatory approvals required by U.S. Oil & Gas are in process and expected to be completed in the near term to consummate this acquisition.

     Management of the Company believes that the Subsidiaries contain an estimated 3,000 acres of oil and gas leases, approximately 14 gas and 35 oil wells at various levels of production, and untapped areas for future wells, all located within the State of Oklahoma. Management of the Company estimates that the Subsidiaries' current aggregate gross annual production of approximately $400,000 can be increased to $800,000 to $1,000,000 with approximately $250,000 in capital required to re-work, maintain and open the shut-in wells.

     As of the date of this Quarterly Report, the Company is engaged or will be engaged in further extensive investigation of current production capabilities of the shut-in wells, detailing the required capital for operations, performing a revenue operating cost analysis of the producing wells, and assigning asset values to the land on which the wells are located to determine future operational cash requirements.

The New Mexico Prospects

     On October 25, 2000 (the "Chaparral Agreement") and December 15, 2000 (the "Del Valle Agreement"), respectively, the Company entered into two agreements to acquire majority net revenue interests in two separate oil and gas prospects located in eastern New Mexico (collectively, the "New Mexico Prospects"). The New Mexico Prospects are as follows: (i) Del Valle Prospectcomprised of approximately sixty square miles (38,400 acres); and (ii)Chaparral Prospect comprised of approximately fifty square miles (32,000 acres).

     The Company has had difficulty in reaching revised terms and conditions with the parties to both the Del Valle Agreement and the Chaparral Agreement. The Company has decided to not enter into any development of either the Del Valle Prospect or the Chaparral Prospect at the current date, as revised formal agreements to the Del Valle Agreement and the Chaparral Agreement are not in place with the respective parties. The Company may or may not reach formal agreements on revised terms and conditions to the original Del Valle Agreement or the Chaparral Agreement.

     As of the date of this Quarterly Report, based upon recent discussions, management of the Company believes a possibility may exist that the parties to the Del Valle Agreement and the Chaparral Agreement may have breached their respective contractual obligations. In the event such agreements were breached by such parties, management believes that such breaches could result in possible legal remedies being sought by the Company. Management of the Company may, if warranted, consider and pursue any and all available legal remedies and related causes of action.

The Buttonwillow Leases

     On March 26, 2001, the Company and Clearview Mineral Resources Corp., a British Columbia public company ("Clearview") entered into a memorandum of understanding pursuant to which the Company would acquire, subject to due diligence, an approximate 70% net revenue interest in approximately 224 acres of oil and gas leases in the Buttonwillow gas field located in the southern San Joaquin Valley, California (the "Buttonwillow Leases") in consideration of $150,000 and a 5% overriding royalty interest. The Buttonwillow Leases are located in close proximity to the Berkley gas prospect (within 1.5 to 9 miles depending on the lease), and are approximately 32 miles northwest of the City of Bakersfield.

     On May 31, 2001, the board of directors of the Company determined that it does not consider the acquisition by the Company from Clearview of a working interest and a net revenue interest in the Buttonwillow Leases a probable event based upon the results of the Company's due diligence, which involved review and further analysis of seismic data and other documentation. Therefore, as of the date of this Quarterly Report, the Company has terminated negotiations with Clearview regarding such acquisition.

The Moffat Ranch Leases

     On April 24, 2001, the Company and Northwest Petroleum, Inc., a California corporation ("Northwest") entered into the Moffat Ranch exploration agreement (the "Exploration Agreement") pursuant to which the Company would acquire, subject to financing, certain percentages of a working interest and certain percentages of a net revenue interest in oil and gas lease mineral interests and oil and gas lease options held by Northwest, which comprise approximately 5,282 acres of the Moffat Ranch Gas Field in Madera County, California (the "Moffat Ranch Leases"). The terms of the Exploration Agreement provided that in consideration for the percentage interests, the Company would (i) upon execution, pay to Northwest $2,500, (ii) on or before July 2, 2001, fund a 3-D seismic survey program in the amount of $280,000 for the Moffat Ranch Leases,
(iii) pay Northwest for land and leasing rentals in the approximate amount of $131,500 for the Moffat Ranch Leases, and (iv) on or before August 15, 2001, execute an operating agreement to provide drilling funds of $500,000 (subject to the independent interpretation of the 3-D seismic survey). In the event the Company elected not to drill on the Moffat Ranch Leases, there would be no fault or penalty under the Exploration Agreement, however, Northwest would retain all rights to the Moffat Ranch Leases.

     On May 31, 2001, the board of directors of the Company determined that it does not consider the acquisition by the Company from Northwest of the percentage interests in the Moffat Ranch Leases a probable event based upon lack of agreement regarding funding. Therefore, as of the date of this Quarterly Report, the Company has terminated negotiations with Northwest regarding such acquisition.

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

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2001 Compared to Six-Month Period Ended June 30, 2000

     The Company's net losses for the six-month period ended June 30, 2001 were approximately $216,967 compared to a net loss of approximately $39,836 for the six-month period ended June 30, 2000. During the six-month periods ended June 30, 2001 and 2000, the Company recorded no income.

     During the six-month period ended June 30, 2001, the Company recorded operating expenses of approximately $216,967 compared to $39,836 of operating expenses recorded in the same period for 2000. Oil and gas lease costs increased by approximately $9,388 during the six-month period ended June 30, 2001, from $-0- incurred during the six-month period ended June 30, 2000 compared to the $9,388 incurred during the six-month period ended June 30, 2001. This increase in oil and gas lease costs resulted primarily from the obligations and payment terms and conditions of existing leases in place.

     General and administrative expenses increased by approximately $167,743 during the six-month period ended June 30, 2001, from $39,836 incurred during the six-month period ended June 30, 2000 compared to $207,579 incurred during the six-month period ended June 30, 2001. This increase in general and administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of overall corporate activity pertaining to the acquisition, exploration and development of oil and natural gas properties.

     General and administrative expenses generally include corporate overhead, administrative salaries, consulting costs and professional fees. Of the $207,579 incurred as general and administrative expenses during the six-month period ended June 30, 2001, $150,000 was incurred payable to Investor Communications International, Inc. ("ICI") for services rendered by ICI including, but not limited to, financial, administrative, investor relations and oil and gas management. During the six-month period ended June 30, 2001, the Company paid $-0- to ICI towards an aggregate amount of $206,500 due and owing ICI, which accrues interest at 10% per annum. One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company.

     As discussed above, the increase in net loss during the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000 is attributable primarily to the increase in general and administrative expenses. The Company's net earnings (losses) during the six-month period ended June 30, 2001 were ($216,967) or ($0.017) per share compared to a net loss of approximately ($39,836) or ($0.003) per share during the six-month period ended June 30, 2000. The weighted average number of shares outstanding was 13,054,200 for the six-month periods ended June 30, 2001 and 2000, respectively.

Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000

     The Company's net losses for the three-month period ended June 30, 2001 were approximately $110,056 compared to a net loss of approximately $21,878 for the three-month period ended June 30, 2000. During the three-month periods ended June 30, 2001 and 2000, the Company recorded no income.

     During the three-month period ended June 30, 2001, the Company recorded operating expenses of approximately $110,056 compared to $21,878 of operating expenses recorded in the same period for 2000. Oil and gas lease costs increased by approximately $6,009 during the three-month period ended June 30, 2001, from $-0- incurred during the three-month period ended June 30, 2000 compared to the $6,009 incurred during the six-month period ended June 30, 2001. This increase in oil and gas lease costs resulted primarily from the obligations and payment terms and conditions of existing leases in place.

     General and administrative expenses increased by approximately $82,169 during the three-month period ended June 30, 2001, from $21,878 incurred during the three-month period ended June 30, 2000 compared to $104,047 incurred during the three-month period ended June 30, 2001. This increase in general and administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increasing scale and scope of overall corporate activity pertaining to the acquisition, exploration and development of oil and natural gas properties. Of the $104,047 incurred as general and administrative expenses during the three-month period ended June 30, 2001, $70,000 was incurred payable to ICI for services rendered.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the six-month period ended June 30, 2001, the Company's total assets were $924 compared to total assets of $26,070 for the fiscal year ended Decemebr 31, 2000. This decrease in total assets from the year ended December 31, 2000 was due primarily to a decrease in cash and cash equivalents resulting from payments made by the Company pursuant to its various contractual obligations.

     As of the six-month period ended June 30, 2001, the Company's total liabilities were $325,870 compared to total liabilities of $134,049 for the fiscal year ended December 31, 2000. This increase in liabilities from the year ended December 31, 2000 was due primarily to an increase in amounts due and owing to related parties in the aggregate amount of $277,746.

     Stockholders' deficit increased from ($107,979) for the fiscal year ended December 31, 2000 to ($324,946) for the six-month period ended June 30, 2001.

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

     No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Report on Form 8-K filed June 7, 2001.

     (b)  Report on Form 8-K filed May 14, 2001.

     (c)  Report on Form 8-K filed May 14, 2001.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HADRO RESOURCES, INC.



Dated: August 13, 2001                          By: /s/ GRANT ATKINS
                                                ------------------------------
                                                Grant Atkins
                                                President