Form 10QSB
period 2001-09-30
HADRO RESOURCES INC
filed 2001-11-19
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-25579

                              HADRO RESOURCES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               87-0571853
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                           50 West Liberty, Suite 880
                               Reno, Nevada 89501
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 433-5250
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No
                                 -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 15, 2001
-----                                       -----------------------------------
Common Stock, $.001 par value               23,753,973

Transitional Small Business Disclosure Format (check one)

                             Yes            No  X
                                 -----        -----

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 BALANCE SHEETS                                              2

                 INTERIM STATEMENTS OF OPERATIONS                            3

                 INTERIM STATEMENTS OF CASH FLOWS                            4

                 NOTES TO INTERIM FINANCIAL STATEMENTS                       5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   8

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           13

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   13

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             14

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         14

         ITEM 5. OTHER INFORMATION                                           14

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            14

         SIGNATURES                                                          15



                                          HADRO RESOURCES, INC.

                                     (An Exploration Stage Company)

                                       CONSOLIDATED BALANCE SHEETS



                                                                          September 30,   December 31,
                                                                                   2001           2000
                                                                            -----------    -----------
                                                                            (Unaudited)          (non-
                                                                                          consolidated)
                                                 ASSETS

CURRENT ASSETS
   Cash                                                                     $     2,342    $    26,070
   Marketable securities                                                         26,400           --
   Accounts receivable                                                           99,098           --
                                                                            -----------    -----------


                                                                                127,840         26,070

OIL AND GAS PROPERTIES, net of depletion (Note 3)                             3,743,608           --
                                                                            -----------    -----------

                                                                            $ 3,871,448    $    26,070
                                                                            ===========    ===========



                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                 $   401,422    $    52,808
   Loans payable                                                                115,879           --
   Due to related parties (Note 5)                                              361,220         81,241
                                                                            -----------    -----------

                                                                                878,521        134,049
                                                                            -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 4)
   Common stock, $.001 par value, 100,000,000 shares authorized
      23,253,973 shares issued and outstanding (2000 - 13,054,200 shares)        23,254         13,054
   Additional paid-in capital                                                 3,466,538        126,795
   Obligation to issue shares (Note 3)                                          165,000           --
   Deficit accumulated during the exploration stage                            (661,865)      (247,828)
                                                                            -----------    -----------

                                                                              2,992,927       (107,979)
                                                                            -----------    -----------

                                                                            $ 3,871,448    $    26,070
                                                                            ===========    ===========


                          The accompanying notes are an integral part of these
                                interim consolidated financial statements

                                                    2



                                                HADRO RESOURCES, INC.

                                           (An Exploration Stage Company)

                                    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     (Unaudited)



                                                                                                       December 3,
                                      Three months   Three months      Nine months    Nine months             1997
                                             ended          ended            ended          ended      (inception)
                                         September      September        September      September     to September
                                          30, 2001       30, 2000         30, 2001       30, 2000         30, 2001
                                      ------------    ------------    ------------    ------------    ------------
OIL AND GAS REVENUE                   $     20,424    $       --      $     20,424    $       --      $     20,424
                                      ------------    ------------    ------------    ------------    ------------

OIL AND GAS EXPENSES
   Depletion                                25,500            --            25,500            --            25,500
   Oil and gas production expenses          33,144            --            33,144            --            33,144
                                      ------------    ------------    ------------    ------------    ------------

                                            58,644            --            58,644            --            58,644
                                      ------------    ------------    ------------    ------------    ------------

OPERATING LOSS                             (38,220)           --           (38,220)           --           (38,220)

GENERAL AND ADMINISTRATIVE EXPENSES       (158,850)        (38,240)       (375,818)        (78,076)       (623,645)
                                      ------------    ------------    ------------    ------------    ------------

NET LOSS FOR THE PERIOD               $   (197,070)   $    (38,240)   $   (414,038)   $    (78,076)   $   (661,865)
                                      ============    ============    ============    ============    ============




BASIC NET LOSS PER SHARE              $     (0.014)   $     (0.003)   $     (0.029)   $     (0.006)
                                      ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                          14,421,100      13,054,200      14,201,136      13,054,200
                                      ============    ============    ============    ============


                                The accompanying notes are an integral part of these
                                      interim consolidated financial statements

                                                         3



                                          HADRO RESOURCES, INC.

                                     (An Exploration Stage Company)

                              INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (Unaudited)

                                                                                                           December 3,
                                                                           Nine months     Nine months            1997
                                                                                 ended           ended   inception) to
                                                                         September 30,   September 30,   September 30,
                                                                                  2001            2000            2001
                                                                             ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $(414,038)      $ (78,076)      $(661,865)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depletion                                                                   25,500            --            25,500
  - non-cash expenses                                                             --              --            53,291
                                                                             ---------       ---------       ---------

                                                                              (388,538)        (78,076)       (583,074)
  - net changes in working capital items                                        58,855          69,144         124,882
                                                                             ---------       ---------       ---------

CASH USED IN OPERATING ACTIVITIES                                             (329,683)         (8,932)       (458,192)
                                                                             ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired on acquisition of subsidiaries (Note 3)                          1,453            --             1,453
                                                                             ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan repayments                                                               (4,420)           --            (4,420)
  Advances from related parties                                                258,979            --           325,508
  Net proceeds on sale of common stock                                          49,943            --           139,993
                                                                             ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                           304,502            --           459,081
                                                                             ---------       ---------       ---------

INCREASE (DECREASE) IN CASH                                                    (23,728)         (8,932)          2,342

CASH, BEGINNING OF PERIOD                                                       26,070           9,197            --
                                                                             ---------       ---------       ---------

CASH, END OF PERIOD                                                          $   2,342       $     265       $   2,342
                                                                             =========       =========       =========


OTHER SIGNIFICANT NON-CASH TRANSACTIONS:   See Note 3



                          The accompanying notes are an integral part of these
                                interim consolidated financial statements

                                                   4

                             HADRO RESOURCES, INC.
                         (An Exploration Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated as Hadrosaurus Resources, Inc. under the Laws of the State of Nevada on December 2, 1997. The Company underwent a name change to Hadro Resources, Inc. on January 12, 1998. At September 30, 2001 the Company has generated $26,424 in revenues. As at September 30, 2001, the Company had a working capital deficiency of $750,681. The Company's continuance of operations and realization of the carrying value of oil and gas properties are contingent on raising additional capital, settling its outstanding debts and on the future development of the Company's oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

During the current period the Company completed the acquisition of three oil and gas companies with operations in the State of Oklahoma. Refer to Note 3.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Thor Energy, Inc., O.J. Oil and Gas, Inc., and Oak Hills Energy, Inc. These subsidiaries were acquired by purchase on August 29, 2001. The acquisition of these subsidiaries has been accounted for by the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

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

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

HADRO RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
--------------------------------------------------------------------------------
(Unaudited)

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

Oil and Gas Properties
The Company follows the full cost method of accounting for its oil and gas operations whereby all cost related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of capital assets are recorded as a reduction of the related expenditures without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company operates in one cost center, being the U.S.A.

Depletion and depreciation of the capitalized costs are computed using the unit-of-production method based on the estimated proven reserves of oil and gas determined by independent consultants.

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

NOTE 3 - OIL AND GAS PROPERTIES
--------------------------------------------------------------------------------

1. By agreement between the Company and U.S. Oil and Gas Resources Inc. ("US Oil and Gas"), a British Columbia public company trading on the CDNX, dated May 31, 2001 and effective August 29, 2001, the Company acquired from US Oil and Gas three State of Oklahoma registered operating subsidiaries as follows: a 100% interest in Oakhills Energy Inc., a 100% interest in Thor Energy Inc. and a 100% interest in O.J. Oil & Gas Inc. ("Operating Subsidiaries). In consideration for these acquisitions, the Company issued 10,000,000 restricted shares of common stock to US Oil and Gas, assumed a loan on behalf of US Oil and Gas of $78,203 and agreed to issue 500,000 restricted shares of common stock as a finder's fee. The Operating Subsidiaries hold approximately 3,000 acres of oil and gas leases located in the State of Oklahoma and approximately 14 gas and 35 oil wells at various levels of production in addition to untapped areas for future development.

HADRO RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
--------------------------------------------------------------------------------
(Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (con't)
--------------------------------------------------------------------------------

     This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

     Assets acquired at fair value
          Current assets                                            $  145,542
          Oil and gas properties                                     3,769,108
                                                                    ----------

                                                                     3,914,650
     Less: liabilities acquired at fair value
          Current liabilities                                         (329,351)
          Loans payable                                                (42,096)
                                                                    ----------

     Purchase price                                                 $3,543,203
                                                                    ==========

The purchase price is made up as follows

     10,000,000 shares paid to US Oil and Gas at $.33 per share     $3,300,000
     500,000 shares paid as a finder's fee at $.33 per share           165,000
     Loan assumed on behalf of US Oil and Gas                           78,203
                                                                    ----------

                                                                    $3,543,203
                                                                    ==========

The 500,000 shares payable as a finder's fee had not been issued as of September 30, 2001. The 500,000 shares were issued on November 7, 2001.

2. The Company entered into and agreement dated April 24, 2001 providing the right to acquire an initial 50% working interest and an initial 37.5% net revenue interest in certain oil and gas lease mineral interests and oil, gas and seismic lease options (the "Moffat Ranch leases") located in Madera County, California from Northwest Petroleum, Inc. ("NPI"). The Company paid $2,500 on signing, and was required to pay for land and leasing costs (approximately $131,500) on or by June 5, 2001 and provide funding for a seismic survey program ($280,000 by July 2, 2001) and a drilling program ($500,000 by August 15, 2001). In June 2001 the Company decided not to proceed with the acquisition and has abandoned the property. Under the provisions of the agreement with NPI, the contract has been terminated with no further obligations to the Company.

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

4. During June 1999, the Company entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of thirty-five (35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico to the Company (the "Leasehold Interests"). The Leasehold Interests were as follows: (i) twenty-eight (28) State of New Mexico leases covering an approximate total of 6,174.23 acres, with an annual rental rate of $0.25 per acre until 2002, at which time the rate increases to $0.50 per acre; (ii) two (2) Federal leases covering an approximate total of 2,323.33 acres, with an annual rental rate of $1.50 per acre; and (iii) five (5) State of New Mexico leases covering an approximate total of 1,252.04 acres, with an annual rental rate of $0.25 per acre until 2004, at which time the rate increases to $0.50 per acre through expiration. Management of the Company does not intend to renew the Leasehold Interests nor has it carried out any exploration activities on the Leasehold Interests. The Company has conducted ongoing due diligence regarding the Leasehold Interests, and has deemed that exploration initiatives represent higher degrees of risk than the Company's management currently wishes to participate. As of September 30, 2001, the Company has decided not to renew any of the leases, and all leases will be dropped within the next twelve months.

HADRO RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
--------------------------------------------------------------------------------
(Unaudited)

NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share. To September 30, 2001, the Company has not granted any stock options.

During the nine month period ended September 30, 2001, the Company issued 10,000,000 restricted common shares to US Oil and Gas as consideration for the purchase of the interests in the three operating subsidiaries. See Note 3.

The Company agreed to issue a finder's fee of 500,000 restricted common shares valued at $.33 per share with regards to the purchase of the three subsidiaries of U.S. Oil & Gas Resources Inc. These shares were issued subsequently.

During the period the Company, under an Offering Memorandum, sold 66,591 Units of Financing at $.75 per unit for proceeds of $49,943. Each unit consists of three restricted common shares and one warrant entitling the holder to acquire an additional common share at $1.00 per common share. The aggregate number of common shares issued was 199,773 shares, with 66,591 warrants outstanding as of September 30, 2001. The warrants expire April 6, 2003.

NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

One of the directors of the Company has been contracted by Investor Communications, Inc. ("ICI") and is part of the management team provided to Hadro Resources, Inc. by ICI. During the three and nine month periods ended September 30, 2001 a total of $89,375 and $239,375 respectively was incurred to ICI for managerial, administrative and investor relations services provided to the Company. In addition, cash advances of $19,100 were received from ICI. At September 30, 2001 $305,475 is owing to this company which accrues interest at 10% per annum and is without specific repayment terms. Interest owing at September 30, 2001 amounted to $14,367.

At September 30, 2001 a total of $37,994 is owing to a related party and a private company which is a significant shareholder. This amount accrues interest at 10% per annum and is without specific repayment terms. Interest owing at September 30, 2001 amounted to $3,364.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Hadro Resources, Inc., a Nevada corporation (the "Company") is a natural resources exploration company primarily engaged in the acquisition, exploration and development of oil and natural gas properties within the United States and internationally. By agreement between the Company and U.S. Oil and Gas Resources Inc. ("U.S. Oil & Gas"), a British Columbia public company trading on the CDNX, dated May 31, 2001 and effective August 29, 2001, the Company acquired from U.S. Oil & Gas three State of Oklahoma registered operating subsidiaries as follows:

a 100% interest in Oakhills Energy Inc., a 100% interest in Thor Energy Inc. and a 100% interest in O.J. Oil & Gas Inc. ("Operating Subsidiaries"). In consideration for these acquisitions, the Company issued 10,000,000 restricted shares of common stock to U.S Oil & Gas, assumed a loan on behalf of U.S. Oil & Gas of $78,203 and agreed to issue 500,000 restricted shares of common stock as a finder's fee. The Operating Subsidiaries hold approximately 3,000 acres of oil and gas leases located in the State of Oklahoma and approximately 14 gas and 35 oil wells at various levels of production in addition to untapped areas for future development.

     During the nine-month period ended September 30, 2001, the Company generated limited revenues from consolidated operations. From the date of inception (December 3, 1997) to September 30, 2001, the Company has generated $20,424 in oil and gas revenue. During the prior fiscal years, the Company did not generate any revenues from operations and focused primarily on the exploration of potential oil and gas projects. During those prior fiscal years, the Company relied upon internally generated funds from advances, the sale of shares of stock, and loans from its shareholders and private investors to finance its operations and growth.

     During the nine-month period ended September 30, 2001, a source of financing for the Company consisted of an offering of Units in accordance with the terms of a Private Placement Memorandum dated April 6, 2001 pursuant to which the Company offered an aggregate of 1,000,000 Units at $0.75 per Unit. Each Unit consists of three shares of restricted Common Stock and one warrant entitling the holder to acquire an additional share of restricted Common Stock at $1.00 per share. The warrants expire April 6, 2003. As of the date of this Quarterly Report, the Company has sold an aggregate of 66,591 Units for gross proceeds of $49,943. See "Part II. Item 2. Changes in Securities and Use of Proceeds".

     U. S. Oil & Gas Resources, Inc.

     On May 31, 2001, the Company, U.S. Oil & Gas Resources, Inc., and the Operating Subsidiaries entered into a share purchase and sale agreement (the "Agreement"). The terms of the Agreement required completion of due diligence by the Company, approval by the shareholders of U.S. Oil & Gas, and regulatory approval prior to consummation. On August 7, 2001, the shareholders of U.S. Oil & Gas held a special meeting in which the shareholders voted for and approved the Agreement. Subsequently, the Company completed its due diligence and all other requisite approvals were obtained.

     On August 29, 2001, the Agreement was consummated resulting in the acquisition by the Company from U. S. Oil & Gas of the Operating Subsidiaries. In accordance with the terms of the Agreement, the Company agreed to (i) issue to U.S. Oil & Gas 10,000,000 shares of its restricted Common Stock as consideration for the acquisition of the Operating Subsidiaries; (ii) assume a loan on behalf of U.S. Oil & Gas of approximately $78,203; and (iii) issue an additional 500,000 shares of its restricted Common Stock as a finder's fee. As of the date of this Quarterly Report, the Company has issued the 10,000,000 shares of Common Stock to U. S. Oil & Gas, and has issued the 500,000 shares of Common Stock as consideration for the finder's fee.

     The Operating Subsidiaries contain an estimated 3,000 acres of oil and gas leases, approximately 14 gas and 35 oil wells at various levels of production, and untapped areas for future wells, all located within the State of Oklahoma. Management of the Company believes, based on current economic conditions, that the Operating Subsidiaries' current aggregate gross annual production of approximately $200,000 can be increased to an estimated $600,000 to $2,000,000 with approximately $500,000 to $750,000 in capital required to re-work and maintain existing wells and to open shut-in wells. As of the date of this Quarterly Report, management of the Company has engaged in further extensive investigation of current production capabilities of its oil and gas wells, has detailed the required capital for operations, performed revenue operating cost analyses of existing wells, and has assigned asset values to the land on which the wells are located to determine future operational cash requirements. Well capital and maintenance programs have been outlined, prioritized, and are in progress. Debt consolidation initiatives have been approved by an Oklahoma based bank, and are in process. A consolidation plan has been created to effect the future amalgamation of the Operating Subsidiaries into the single operating entity of Oakhills Energy, Inc., such plan at the date of this Quarterly Report has not been effected or started.

     The Leasehold Interests

     During June 1999, the Company entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of thirty-five
(35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico to the Company (the "Leasehold Interests"). The Leasehold Interests were as follows: (i) twenty-eight (28) State of New Mexico leases covering an approximate total of 6,174.23 acres, with an annual rental rate of $0.25 per acre until 2002, at which time the rate increases to $0.50 per acre; (ii) two
(2) Federal leases covering an approximate total of 2,323.33 acres, with an annual rental rate of $1.50 per acre; and (iii) five (5) State of New Mexico leases covering an approximate total of 1,252.04 acres, with an annual rental rate of $0.25 per acre until 2004, at which time the rate increases to $0.50 per acre through expiration.

     As of the date of this Quarterly Report, management of the Company does not intend to renew the Leasehold Interests nor has it carried out any exploration activities on the Leasehold Interests. The Company has conducted ongoing due diligence regarding the Leasehold Interests, and has deemed that exploration initiatives represent higher degrees of risk than the Company's management currently wishes to participate. As a result, management is concentrating on obtaining producing assets and exploration initiatives that are deemed by management as lower in risk. As of September 30, 2001, the Company has decided not to renew any of the leases, and all leases will be terminated by February 1, 2002.

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

     On May 31, 2001, the board of directors of the Company determined that it does not consider the acquisition by the Company from Clearview of a working interest and a net revenue interest in the Buttonwillow Leases a probable event based upon the results of the Company's due diligence, which involved review and further analysis of seismic data and other documentation. Therefore, as of the date of this Quarterly Report, the Company has terminated negotiations with Clearview regarding such acquisition and has abandoned its interest in the property.

     The Moffat Ranch Leases

     On April 24, 2001, the Company and Northwest Petroleum, Inc., a California corporation ("Northwest") entered into the Moffat Ranch exploration agreement (the "Exploration Agreement") pursuant to which the Company would acquire, subject to financing and due diligence, certain percentages of a working interest and certain percentages of a net revenue interest in oil and gas lease mineral interests and oil and gas lease options held by Northwest, which comprised approximately 5,282 acres of the Moffat Ranch Gas Field in Madera County, California (the "Moffat Ranch Leases"). The terms of the Exploration Agreement provided that in consideration for the percentage interests, the Company would (i) upon execution, pay to Northwest $2,500, (ii) on or before July 2, 2001, fund a 3-D seismic survey program in the amount of $280,000 for the Moffat Ranch Leases, (iii) pay Northwest for land and leasing rentals in the approximate amount of $131,500 for the Moffat Ranch Leases, and (iv) on or before August 15, 2001, execute an operating agreement to provide drilling funds of $500,000 (subject to the independent interpretation of the 3-D seismic survey). In the event the Company elected not to drill on the Moffat Ranch Leases, there would be no fault or penalty under the Exploration Agreement, however, Northwest would retain all rights to the Moffat Ranch Leases.

     On May 31, 2001, the board of directors of the Company determined that it does not consider the acquisition by the Company from Northwest of the percentage interests in the Moffat Ranch Leases a probable event based upon lack of agreement regarding total project funding by all parties. Therefore, as of the date of this Quarterly Report, the Company has terminated negotiations with Northwest regarding such acquisition with no further obligations to the Company.

     Investment in Other Oil and Gas Prospects

     As of the date of this Quarterly Report, management is developing an oil and gas exploration, development and production program. Management intends to focus the Company's business activities on the operational and production aspects of oil and gas projects through the acquisition of the Operating Subsidiaries and further proposed acquisitions and projects currently under review. Management is currently in the process of identifying further business opportunities that it plans to pursue pertaining to oil and gas exploration and development.

RESULTS OF OPERATION

     Nine-Month Period Ended September 30, 2001 Compared to Nine-Month Period Ended September 30, 2000

     The Company's net losses for the nine-month period ended September 30, 2001 were approximately $414,038 compared to a net loss of approximately $78,076 for the nine-month period ended September 30, 2000. During the nine-month period ended September 30, 2001, the Company recorded oil and gas revenue of $20,424 compared to no revenue recorded during the nine-month period ended September 30, 2000.

     During the nine-month period ended September 30, 2001, the Company recorded operating expenses of approximately $434,462 compared to $78,076 of operating expenses recorded in the same period for 2000. Oil and gas expenses of approximately $58,644 were incurred during the nine-month period ended September 30, 2001 as compared to $ -0- of oil and gas expenses incurred during the nine-month period ended September 30, 2000. Oil and gas expenses incurred during the nine-month period ended September 30, 2001 consisted of (i) $33,144 in oil and gas production expenses relating to the operating activities of the Operating Subsidiaries and the oil and gas lease costs resulting from the obligations under the Leasehold Interests; and (ii) $25,500 recognized as depletion.

     General and administrative expenses increased by approximately $297,742 during the nine-month period ended September 30, 2001 from $78,076 incurred during the nine-month period ended September 30, 2000 compared to $375,818 incurred during the nine-month period ended September 30, 2001. This increase in general and administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to review and due diligence of prospective acquisitions, the acquisition of the Operating Subsidiaries, and the exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead, administrative salaries, consulting costs and professional fees.

     Of the $375,818 incurred as general and administrative expenses during the nine-month period ended September 30, 2001, an aggregate of $258,875 was incurred due and owing to Investor Communications International, Inc. ("ICI") for (i) services rendered by ICI to the Company including, but not limited to, financial, administrative, investor relations and oil and gas management; and
(ii) advances in the principal amount of $19,100 made by ICI to the Company. As of the nine-month period ended September 30, 2001, an aggregate of $305,475 in principal (which accrues interest at 10% per annum) and $14,367 in accrued interest was due and owing ICI. During the nine-month period ended September 30, 2001, the Company paid $-0- to ICI towards the aggregate amount of $319,842 due and owing ICI, which is without specific repayment terms. One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company.

     As discussed above, although the Company recorded oil and gas revenue of $20,424 during the nine-month period ended September 30, 2001, the increase in net loss during the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000 is attributable primarily to the increase in general and administrative expenses and the incurrence of oil and gas expenses. The Company's net losses during the nine-month period ended September 30, 2001 were ($414,038) or ($0.029) per share compared to a net loss of approximately ($78,076) or ($0.006) per share during the nine-month period ended September 30, 2000. The weighted average number of shares outstanding was 14,201,136 for the nine-month period ended September 30, 2001 as compared to 13,054,200 for the nine-month period ended September 30, 2000.

     Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000

     The Company's net losses for the three-month period ended September 30, 2001 were approximately $197,070 compared to a net loss of approximately $38,240 for the three-month period ended September 30, 2000. During the three-month period ended September 30, 2001, the Company recorded oil and gas revenue of $20,424 compared to no revenue recorded during the three-month period ended September 30, 2000.

     During the three-month period ended September 30, 2001, the Company recorded operating expenses of approximately $217,494 compared to $38,240 of operating expenses recorded in the same period for 2000. Oil and gas expenses of approximately $58,644 were incurred during the three-month period ended September 30, 2001 as compared to $ -0- of oil and gas expenses incurred during the three-month period ended September 30, 2000. Oil and gas expenses incurred during the three-month period ended September 30, 2001 consisted of (i) $33,144 in oil and gas production expenses relating to the operating activities of the Operating Subsidiaries and the oil and gas lease costs resulting from the obligations under the Leasehold Interests; and (ii) $25,500 recognized as depletion.

     General and administrative expenses increased by approximately $120,610 during the three-month period ended September 30, 2001 from $38,240 incurred during the three-month period ended September 30, 2000 compared to $158,850 incurred during the three-month period ended September 30, 2001. This increase in general and administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to the acquisition of the Operating Subsidiaries, and the exploration, reorganization, and development of oil and natural gas properties.

     As discussed above, although the Company recorded oil and gas revenue of $20,424 during the three-month period ended September 30, 2001, the increase in net loss during the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 is attributable primarily to the increase in general and administrative expenses and the incurrence of oil and gas expenses. The Company's net losses during the three-month period ended September 30, 2001 were ($197,070) or ($0.014) per share compared to a net loss of approximately ($38,240) or ($0.003) per share during the three-month period ended September 30, 2000. The weighted average number of shares outstanding was 14,421,100 for the three-month period ended September 30, 2001 as compared to 13,054,200 for the three-month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the nine-month period ended September 30, 2001, the Company's total assets were $3,871,448 consisting of $127,840 in current assets and a $3,743,608 valuation (net of depletion) of the oil and gas properties acquired pursuant to the acquisition of the Operating Subsidiaries. As of the fiscal year ended December 31, 2000, the Company's total assets were $26,070 consisting of current assets. This increase in total assets from the fiscal year ended December 31, 2000 was due primarily to the valuation of the Operating Subsidiaries' oil and gas properties.

     As of the nine-month period ended September 30, 2001, the Company's total liabilities were $878,521 compared to total liabilities of $134,049 for the fiscal year ended December 31, 2000. This increase in liabilities from the year ended December 31, 2000 was due primarily to the consolidation of the Operating Subsidiaries resulting in (i) an increase of $348,614 in accounts payable and accrued liabilities from $52,808 recorded as of December 31, 2000 to $401,422 recorded as of September 30, 2001; (ii) an increase of $279,979 due to related parties from $81,241 recorded as of December 31, 2000 to $361,220 recorded as on September 30, 2001; and (iii) $115,879 in loans payable incurred as of September 30, 2001.

     The increase in accounts payable and accrued liabilities resulted from accounts payable assumed by the Company on acquisition of the subsidiaries. The increase in amounts due to related parties resulted from the fees incurred and advances payable to ICI. The $115,879 in loans payable results from loans assumed on acqusition of the subsidiaries.

     Stockholders' deficit decreased from ($107,979) for the fiscal year ended December 31, 2000 to $2,992,927 for the nine-month period ended September 30, 2001.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On August 29, 2001, in accordance with the terms and provisions of the Agreement, the board of directors of the Company unanimously authorized and approved the issuance to U.S. Oil & Gas an aggregate of 10,000,000 shares of its restricted Common Stock at $0.33 per share for an aggregate consideration of $3,300,000. The Company issued the securities pursuant to the exemption available under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). No underwriter was involved in the transaction. A finders' fee is due and owing pursuant to which the Company has subsequently issued on November 7, 2001 500,000 shares of its restricted Common Stock at $0.33 per share, for an aggregate payment of $165,000.00. As of the date of this Quarterly Report, the Company has issued the 500,000 shares of Common Stock. No other commissions or remuneration were paid in connection with the transaction.

     (b) The Company has received subscriptions and issued shares pursuant to its current offering in which it raised $49,943 under Rule 506 of Regulation D. It sold 66,591 Units at $0.75 per Unit. Each Unit consists of three shares of restricted Common Stock and one warrant entitling the holder to acquire an additional share of restricted Common Stock at $1.00 per share. The per share price of the Units was arbitrarily determined by the Board of Directors based upon potential future earnings, assets and net worth of the Company. During the nine-month period ended September 30, 2001, the Company issued an aggregate of 199,773 shares of restricted Common Stock and 66,591 warrants to 23 investors. Of the 23 investors, all were accredited investors as that term is defined under Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities. As of the date of this Quarterly Report, the offering and sale of Units continues.

     As a result of the issuance of 10,199,773 shares of restricted Common Stock, which represents approximately 43.9% of the issued and outstanding shares of Common Stock, there was a change in control of the Company. The following table sets forth the names and addresses, as of September 30, 2001, and the approximate number of shares of Common Stock owned of record or beneficially by each person who owned of record, or was known by the Company to own eneficially, more than five percent (5%) of the Company's Common Stock, and the names and shareholdings of each officer and director, and all officers and directors as a group.

                                                                             (1)
Title of Class    Name and Address of       Amount and Nature         Percent of
                  Beneficial Owner               of Class                Class
--------------------------------------------------------------------------------

                                                      (2)
Common Stock      U.S. Oil & Gas               10,000,000                 43.0%
                  Resources, Inc.
                  1055 Dunsmuir St.
                  Vancouver, B.C.
                  Canada V7X 1G4
                                                      (2)
Common Stock      Tri Star Financial Corp.      5,250,000                 22.6%
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98320
                                                      (2)
Common Stock      Alexander W. Cox              1,750,000                  7.5%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6
                                                      (2)
Common Stock      All officers and directors      250,000                 0.02%
                  as a group (3 persons)
--------------------------------------------------------------------------------
(1)
Does not include the exercise of the 66,591 warrants into 66,591 shares of restricted Common Stock at $1.00 per share.

(2)
These are restricted shares of Common Stock.

     There are no arrangements or understandings among the persons referenced above or any of their respective associates concerning election of directors or any other matters which may require shareholder approval.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Report on Form 8-K filed October 23, 2001.

     (b) Report on Form 8-K filed on September 12, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HADRO RESOURCES, INC.



Dated: November 19, 2001                    By:  /s/  GRANT ATKINS
                                               --------------------------------
                                                      Grant Atkins
                                                      President