Form 10QSB/A
period 2001-09-30
HADRO RESOURCES INC
filed 2001-12-11
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1

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

                                                                             (1)
Title of Class    Name and Address of       Amount and Nature         Percent of
                  Beneficial Owner               of Class                Class
--------------------------------------------------------------------------------

                                                      (2)
Common Stock      U.S. Oil & Gas               10,000,000                 43.0%
                  Resources, Inc.
                  1055 Dunsmuir St.
                  Vancouver, B.C.
                  Canada V7X 1G4
                                                      (2)
Common Stock      Tri Star Financial Corp.      5,250,000                 22.6%
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98320
                                                      (2)
Common Stock      Alexander W. Cox              2,057,800                  8.7%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6
                                                      (2)
Common Stock      All officers and directors      250,000                 0.02%
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

                                            HADRO RESOURCES, INC.



Dated: December 11, 2001                    By:  /s/  GRANT ATKINS
                                               --------------------------------
                                                      Grant Atkins
                                                      President