Form 10KSB40
period 2001-12-31
HADRO RESOURCES INC
filed 2002-04-01
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001

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


                                      N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2001): $83,978.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2002: $8,389,972.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of March 25, 2002

Common Stock, $.001 par value            16,353,973

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History of Business Development

     Hadro Resources, Inc. is a natural resource company engaged in the acquisition, exploration and development of oil and natural gas properties. Hadro Resources, Inc., which currently trades on the OTC Bulletin Board under the symbol "HDRS" (referred to in this Form 10-KSB as "HDRS") and on the Frankfurt Stock Exchange (FWB) in Germany under the symbol "HD1", was incorporated under the laws of the State of Nevada on December 3, 1997 under the name "Hadrosaurus Resources, Inc.". On January 20, 1998, HDRS filed an amendment to its articles of incorporation changing its name to "Hadro Resources, Inc." As of the date of this Annual Report, HDRS is primarily engaged in the business of acquiring oil and natural gas properties for exploration and production within the United States and internationally.

     During fiscal year ended December 31, 2001, HDRS generated revenues from consolidated operations. During fiscal year ended December 31, 2001, HDRS generated $83,978 in oil and gas revenue. During the prior fiscal years, HDRS did not generate any revenues from operations and focused primarily on the exploration of potential oil and gas projects. During those prior fiscal years, HDRS relied upon internally generated funds from advances, the sale of shares of stock, and loans from its shareholders and private investors to finance its operations and growth. As of the date of this Annual Report, management is in the process of identifying certain business opportunities that it plans to pursue pertaining to oil and gas exploration and development. Management intends to continue its search for other business opportunities in any geographical area involving oil and gas exploration and development. See "Item 6. Management's Discussion and Analysis or Plan of Operation".

Business Operations

     U. S. Oil & Gas Resources, Inc.

     On May 31, 2001, HDRS, U.S. Oil & Gas Resources, Inc., a corporation organized under the laws of British Columbia, Canada (U.S. Oil & Gas"), and Oakhills Energy, Inc., Thor Energy, Inc. and O.J. Oil & Gas, Inc., corporations organized under the laws of the State of Oklahoma and the wholly-owned subsidiaries of U.S. Oil & Gas (the "Subsidiaries"), entered into a share purchase and sale agreement (the "Purchase Agreement"). On August 29, 2001, the Purchase Agreement was consummated resulting in the acquisition of the Subsidiaries by HDRS from U.S. Oil & Gas. In accordance with the terms of the Purchase Agreement, HDRS (i) issued to U.S. Oil & Gas 10,000,000 shares of its restricted common stock as consideration for the acquisition of the Subsidiaries; (ii) assumed a loan on behalf of U.S. Oil & Gas of approximately $78,203; and (iii) issued an additional 500,000 shares of its restricted common stock as a finder's fee.

     Subsequently, management of HDRS engaged in an analysis of the existing corporate structure of the Subsidiaries and operations planning. Management believed that the corporate consolidation of the Subsidiaries into one operating entity would streamline existing operations, provide for the restructure of existing debt of U.S. Oil & Gas, and establish operating lines of credit. Effective December 31, 2001, a Certificate of Merger was issued by the Nevada Secretary of State pursuant to which two of the subsidiaries, Thor Energy Inc. and O.J. Oil & Gas Inc. were merged into the third and surviving subsidiary, Oakhills Energy Inc. As of the date of this Annual Report, the Subsidiaries now operate as one entity, and HDRS has one wholly-owned subsidiary, Oakhills Energy Inc.

     After detailed review of all leases, wells and assets, HDRS engaged in negotiations with U.S. Oil & Gas regarding the sale by HDRS to U.S. Oil & Gas of twenty-eight oil and gas properties in combination with the redemption of 8,000,000 shares of the 10,000,000 shares of restricted common stock previously issued by HDRS to U.S. Oil & Gas pursuant to the terms of the Purchase Agreement. On January 1, 2002, effective March 22, 2002, HDRS and U.S. Oil & Gas entered into a share redemption and asset sale agreement (the "Agreement"). The Agreement was consummated in conjunction with a HDRS initiative to divest itself of properties deemed by HDRS management to represent higher risk to obtain desired production for the anticipated well capital costs required. In accordance with the terms of the Agreement, (i) HDRS sold to U.S. Oil & Gas certain oil and gas properties previously acquired pursuant to the terms of the Purchase Agreement that did not form part of HDRS' overall development strategy;
(ii) HDRS continues to own 100% of Oakhills Energy, Inc. that provides necessary oil and gas management and operating infrastructure for further acquisitions and projects; (iii) HDRS owns a 100% interest in the Comanche, Neida Cassel, Lone Wolf, Jolly and Ingle oil and gas properties held by Oakhills Energy, Inc. that provide the majority of existing revenues to Oakhills Energy, Inc.; (iv) U.S. Oil & Gas returned to HDRS 8,000,000 shares of the 10,000,000 shares of restricted common stock previously issued to U.S. Oil & Gas pursuant to the terms of the Purchase Agreement; (v) the 400,000 shares of restricted common stock issued as a finders' fee pursuant to the Purchase Agreement were returned; and (vi) HDRS retains an option to acquire from U.S. Oil & Gas the 1,500,000 shares of restricted common stock and may redeem from U.S. Oil & Gas the remaining 500,000 shares of restricted common stock in exchange for minority participation in future oil and gas acquisitions with mutual consent. See "Item
11. Security Ownership of Certain Beneficial Owners and Management".

     As of the date of this Annual Report, HDRS' wholly-owned subsidiary, Oakhills Energy Inc., currently retains certain oil and gas leases, including four producing and one shut-in well, all located within the State of Oklahoma. Management of HDRS believes that the future possible exercise of the option to acquire 1,500,000 shares of its restricted common stock from U.S. Oil & Gas may allow HDRS to further reduce its issued and outstanding shares of common stock.

     Rubicon Oil & Gas, Inc.

     On March 15, 2002, HDRS and Rubicon Oil & Gas, Inc. ("Rubicon") entered into a letter of intent (the "Letter of Intent"), pursuant to which HDRS would purchase certain interests in certain oil and gas leases held by Rubicon, which are located in six separate prospects in the Uinta Basin of Utah and the Douglas Creek Arch area in Colorado (the "Prospects"). In accordance with the terms of the Letter of Intent, HDRS would (i) acquire approximately 75% of Rubicon's working interests in certain oil and gas leases (which range from 21% to 100% in gross acreage in excess of 16,000 acres and net acreage in excess of 7,000 acres); (ii) issue 500,000 shares of its restricted common stock to Rubicon, plus $500,000 in cash; and (iii) invest $2,000,000 in property development expenditures before December 31, 2002, carrying Rubicon for its minority interest until the completion of the first $2,000,000 in property development expenditures. As of the date of this Annual Report, HDRS is conducting its due diligence and final negotiations for execution of a definitive agreement with Rubicon.

     As of the date of this Annual Report, the Prospects have been the subject of planned development by Rubicon, including a preliminary engineering study, and contain shut-in wells that require development of and connection to pipelines and probable drilling locations. The Prospects emphasize gas production potential. Management of HDRS estimates that gas located on the Prospects could provide HDRS with preliminary estimates of proven reserves of
2.5 BCF and probable and possible reserves of 6.5 BCF, without considering planned drilling on certain other areas included in the Prospects.

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

     As of the date of this Annual Report, management of HDRS does not intend to renew the Leasehold Interests nor has it carried out any exploration activities on the Leasehold Interests. HDRS has conducted ongoing due diligence regarding the Leasehold Interests, and has deemed that exploration initiatives represent higher degrees of risk than HDRS' management currently wishes to participate. As a result, management is concentrating on obtaining producing assets and exploration initiatives that are deemed by management as lower in risk. As of December 31, 2001, HDRS decided not to renew any of the leases, and all leases will terminate during the next twelve months.

     The Buttonwillow Leases

     On March 26, 2001, HDRS and Clearview Mineral Resources Corp., a British Columbia public company ("Clearview") entered into a memorandum of understanding pursuant to which HDRS would acquire, subject to due diligence, an approximate 70% net revenue interest in approximately 224 acres of oil and gas leases in the Buttonwillow gas field located in the southern San Joaquin Valley, California (the "Buttonwillow Leases") in consideration of $150,000 and a 5% overriding royalty interest.

     On May 31, 2001, the board of directors of HDRS determined that it does not consider the acquisition by HDRS from Clearview of a working interest and a net revenue interest in the Buttonwillow Leases a probable event based upon the results of HDRS' due diligence, which involved review and further analysis of seismic data and other documentation. Therefore, as of the date of this Annual Report, HDRS has terminated negotiations with Clearview regarding such acquisition and has abandoned its interest in the property.

     The Moffat Ranch Leases

     On April 24, 2001, HDRS and Northwest Petroleum, Inc., a California corporation ("Northwest") entered into the Moffat Ranch exploration agreement (the "Exploration Agreement") pursuant to which HDRS would acquire, subject to financing and due diligence, certain percentages of a working interest and certain percentages of a net revenue interest in oil and gas lease mineral interests and oil and gas lease options held by Northwest, which comprised approximately 5,282 acres of the Moffat Ranch Gas Field in Madera County, California (the "Moffat Ranch Leases"). The terms of the Exploration Agreement provided that in consideration for the percentage interests, HDRS would (i) upon execution, pay to Northwest $2,500, (ii) on or before July 2, 2001, fund a 3-D seismic survey program in the amount of $280,000 for the Moffat Ranch Leases,
(iii) pay Northwest for land and leasing rentals in the approximate amount of $131,500 for the Moffat Ranch Leases, and (iv) on or before August 15, 2001, execute an operating agreement to provide drilling funds of $500,000 (subject to the independent interpretation of the 3-D seismic survey). In the event HDRS elected not to drill on the Moffat Ranch Leases, there would be no fault or penalty under the Exploration Agreement, however, Northwest would retain all rights to the Moffat Ranch Leases.

     On May 31, 2001, the board of directors of HDRS determined that it does not consider the acquisition by HDRS from Northwest of the percentage interests in the Moffat Ranch Leases a probable event based upon lack of agreement regarding total project funding by all parties. Therefore, as of the date of this Annual Report, HDRS has terminated negotiations with Northwest regarding such acquisition with no further obligations to HDRS.

     Investment in Other Oil and Gas Prospects

     As of the date of this Annual Report, management is developing an oil and gas exploration, development and production program. Management intends to focus HDRS' business activities on the operational and production aspects of oil and gas projects through its operating subsidiary, Oakhills Energy Inc., and further proposed acquisitions and projects currently under review. Management is currently in the process of identifying further business opportunities that it plans to pursue pertaining to oil and gas exploration and development.

ITEM 2. PROPERTIES

     Except as described above, HDRS does not own any real estate or other properties. HDRS leases office space and its offices are located at 50 West Liberty, Suite 880, Reno, Nevada 89501. HDRS' wholly owned subsidiary, Oakhills Energy, Inc. leases offices and workyard located at 3218 North 372 Road, Holdenville, Oklahoma 74848.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving HDRS or its properties. No director, officer or affiliate of HDRS (i) is a party adverse to HDRS in any legal proceedings, or (ii) has an adverse interest to HDRS in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against HDRS or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of HDRS' shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2001.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Hadro Resources, Inc.'s common stock is traded on the OTC Bulletin Board under the symbol "HDRS". The market for HDRS' common stock is limited, and may be at times volatile or sporadic. The following table sets forth the high and low sales prices relating to HDRS' common stock for the last two fiscal years commencing with the second quarter of fiscal year 2000. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and do not reflect actual transactions.

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 2001                  DECEMBER 31, 2000
                  ------------------------------------------------------------
                  HIGH BID          LOW BID          HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter     $2.500            $0.156              --               --
Second Quarter    $0.900            $0.130           $0.620           $0.120
Third Quarter     $0.710            $0.250           $1.370           $0.250
Fourth Quarter    $1.850            $0.350           $1.680           $0.280


Holders

     As of March 25, 2002, the Company had approximately 52 shareholders of record.

Dividends

     No dividends have ever been declared by the board of directors of HDRS on its common stock. HDRS' assets and net worth do not currently indicate the ability to pay any cash dividends, and HDRS management does not indicate the intention of paying cash dividends on its common stock within the next twelve months.

Transfer Agent

     HDRS' transfer agent is Global Stock Transfer, Inc., 191 University Blvd., Suite 410, Denver, Colorado 80206, telephone (303) 355-4646, and facsimile (303) 355-5532.

Recent Sales of Unregistered Securities and Changes in Control of HDRS

     (a) On December 20, 2000, January 30, 2001, and January 31, 2001, Alexander
W. Cox, an individual ("Cox") purchased 100,000 shares, 1,1750,000 shares and 400,000 shares, respectively, of the common stock of HDRS. The purchases by Cox resulted in an acquisition of an aggregate 2,250,000 shares of common stock. The transactions are as follows:

          (i) On December 20, 2000, Sparten Asset Group ("Sparten") sold 100,000 shares of common stock to Cox at $0.30 per share for an aggregate consideration of approximately $30,000. There was no written documentation between the parties involving the sale and purchase of the securities. On December 20, 2000, Sparten held of record 190,000 shares of free trading common stock and, therefore, was not deemed an affiliate of HDRS. The 100,000 shares acquired by Cox were free trading.

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

          (iii)On January 31, 2001, Rising Sun Capital Corp. ("Rising Sun") sold 400,000 shares of common stock to Cox at $0.30 per share for an aggregate consideration of approximately $120,000. There was no written documentation between the parties involving the sale and purchase of the securities. On January 31, 2001, Rising Sun held of record 490,000 shares of free trading common stock and, therefore, was not deemed an affiliate of HDRS. The 400,000 shares of common stock acquired by Cox were free trading. As the date of this Annual Report, Cox holds of record 2,177,300 shares of common stock, representing a 13.31% equity interest.

     (b) On August 29, 2001, in accordance with the terms and provisions of the Purchase Agreement, the board of directors of HDRS unanimously authorized and approved the issuance to U.S. Oil & Gas an aggregate of 10,000,000 shares of its restricted common stock at $0.33 per share for an aggregate consideration of $3,300,000. HDRS issued the securities pursuant to the exemption available under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). No underwriter was involved in the transaction. A finders' fee was due and owing pursuant to which HDRS subsequently issued on November 7, 2001, 500,000 shares of its restricted common stock at $0.33 per share, for an aggregate payment of $165,000.00. No other commissions or remuneration were paid in connection with the transaction.

     (c) On March 14, 2001, the board of directors of HDRS authorized the execution of a settlement agreement between HDRS and Investor Communications International, Inc. ("ICI") and the subsequent issuance of 1,000,000 shares of its restricted common stock. HDRS had incurred debt inclusive of accrued interest in the aggregate amount of $320,000.00 with ICI pursuant to past financial, administrative and managerial services performed by ICI on behalf of HDRS and/or advances made by ICI to HDRS. Therefore, HDRS entered into a settlement agreement dated October 2, 2001 with ICI, whereby ICI agreed to settle the debt owed to it by HDRS and accept the issuance of restricted common shares of HDRS as settlement for all interest and principle due and outstanding as of the date of the settlement agreement. During the last quarter of 2001, HDRS issued 1,000,000 shares of its restricted common stock to ICI at $0.32 per share. HDRS issued the securities pursuant to the exemption available under Rule 504 of Regulation D of the Securities Act. No underwriter was involved in the transaction.

     (d) HDRS has received subscriptions and issued shares pursuant to its current offering in which it raised $49,943 under Rule 506 of Regulation D. It sold 66,591 Units at $0.75 per Unit. Each Unit consists of three shares of restricted common stock and one warrant entitling the holder to acquire an additional share of restricted common stock at $1.00 per share. The per share price of the Units was arbitrarily determined by the Board of Directors based upon potential future earnings, assets and net worth of HDRS. During fiscal year ended December 31, 2001, HDRS issued an aggregate of 199,773 shares of restricted common stock and 66,591 warrants to 23 investors. Of the 23 investors, all were accredited investors as that term is defined under Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from HDRS' management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussions of the results of operations and financial position of HDRS should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

For Fiscal Year Ended December 31, 2001 compared with Fiscal Year Ended December 31, 2000

     Results of Operation

     HDRS' net losses for fiscal year ended December 31, 2001 were approximately $2,707,578 compared to a net loss of approximately $111,428 for fiscal year ended December 31, 2000. During fiscal year ended December 31, 2001, HDRS recorded oil and gas revenue of $83,978 compared to no revenue recorded during fiscal year ended December 31, 2000.

     During fiscal year ended December 31, 2001, HDRS recorded operating expenses of approximately $2,144,325 compared to $17,885 of operating expenses recorded in the same period for 2000. Depletion expenses of approximately $2,078,063 were incurred during fiscal year ended December 31, 2001 as compared to $-0- incurred during fiscal year ended December 31, 2000. Such depletion expenses were the result of an evaluation of HDRS' proven recoverable oil and gas reserves and revaluation from significantly lower oil and gas prices experienced during the past year. Due primarily to repricing of reserves due to lower world oil and gas prices, the discounted net present value of reserves decreased for the fiscal year ended December 31, 2001. Therefore, HDRS has written down the carrying value of such oil and gas properties at December 31, 2001 to the revised evaluation, resulting in the depletion expense of $2,078,325. Oil and gas production expenses of approximately $66,262 were incurred during fiscal year ended December 31, 2001 as compared to $-0- of oil and gas production expenses incurred during fiscal year ended December 31, 2000.

     General and administrative expenses increased by approximately $551,688 during fiscal year ended December 31, 2001 from $93,543 incurred during fiscal year ended December 31, 2000 to $647,231 incurred during fiscal year ended December 31, 2001. This increase in general and administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to review and due diligence of prospective acquisitions, the acquisition and reorganization and amalgamation of the Subsidiaries, and the exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

     Of the $647,231 incurred as general and administrative expenses during fiscal year ended December 31, 2001, an aggregate of $423,383 was incurred by HDRS due and owing to Investor Communications International, Inc. ("ICI") as follows: (i) $387,575 for services rendered by ICI to HDRS including, but not limited to, financial, administrative, investor relations and oil and gas management; (ii) $20,100 in principal amount for advances made by ICI to HDRS; and (iii) $15,708 in accrued interest. During fiscal year ended December 31, 2001, HDRS paid $12,500 to ICI towards the aggregate amount of $423,383 due and owing ICI, which is without specific repayment terms. During fiscal year ended December 31, 2001, HDRS settled a portion of the debt in the amount of $320,000.00 by issuance of 1,000,000 shares of its restricted common stock at $0.32 per share. One of the directors of HDRS is contracted by ICI and is part of the management team provided by ICI to HDRS. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     As discussed above, although HDRS recorded oil and gas revenue of $83,978 during fiscal year ended December 31, 2001, the increase in net loss during fiscal year ended December 31, 2001 as compared to fiscal year ended December 31, 2000 is attributable primarily to the recording of the depletion expense and to a much lesser extent, an increase in general and administrative expenses. HDRS' net losses during fiscal year ended December 31, 2001 were ($2,707,578) or ($0.16) per share compared to a net loss of approximately ($111,428) or ($0.01) per share during fiscal year ended December 31, 2000. The weighted average number of shares outstanding was 16,915,463 for fiscal year ended December 31, 2001 as compared to 13,054,200 for fiscal year ended December 31, 2000.

     Liquidity and Capital Resources

     HDRS' financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should HDRS be unable to continue in operation.

     As of fiscal year ended December 31, 2001, HDRS' total assets were $2,016,667 consisting of $95,565 in current assets and a $1,921,102 carrying value (net of depletion) of the oil and gas properties acquired pursuant to acquisition of the Subsidiaries. As of the fiscal year ended December 31, 2000, HDRS' total assets were $26,070 consisting of current assets. This increase in total assets from the fiscal year ended December 31, 2000 was due primarily to the acquisition of the Subsidiaries' oil and gas properties.

     As of fiscal year ended December 31, 2001, HDRS' total liabilities were $997,281 compared to total liabilities of $134,049 for fiscal year ended December 31, 2000. This increase in liabilities from fiscal year ended December 31, 2000 was due primarily to the consolidation of the Subsidiaries resulting in
(i) an increase of $242,988 in accounts payable and accrued liabilities from $52,808 recorded as of December 31, 2000 to $295,796 recorded as of December 31, 2001; (ii) an increase of $169,673 due to financial, management, and administrative services provided by related parties from $81,241 recorded as of December 31, 2000 to $250,914 recorded as of December 31, 2001; and (iii) $450,571 in loans payable incurred during fiscal year ended December 31, 2001.

     The increase in accounts payable and accrued liabilities resulted from accounts payable assumed by HDRS on acquisition of the Subsidiaries. The increase in amounts due to related parties resulted from the fees incurred and advances payable to ICI. The $450,571 in loans payable results from loans assumed on acquisition of the Subsidiaries.

     Stockholders' deficit decreased from ($107,979) for the fiscal year ended December 31, 2000 to $1,019,386 for fiscal year ended December 31, 2001.

     HDRS has not generated positive cash flows from operating activities. For fiscal year ended December 31, 2001, net cash used in operating activities was $800,071 compared to $18,156 of net cash used in operating activities for fiscal year ended December 31, 2000 (an increase of $781,915). As noted above, the main increase was comprised of a net loss of $2,707,578 for fiscal year ended December 31, 2001 ($2,078,063 of which was due to repricing of oil and gas reserves from decreased current world oil and gas prices)compared to a net loss of $111,428 for fiscal year ended December 31, 2000 (an increase of $2,596,150). Non-cash working capital items changed to $171,889 for fiscal year ended December 31, 2001 compared to ($93,272) for fiscal year ended December 31, 2000.

     HDRS' cash flow used in investing activities during fiscal year ended December 31, 2001 was $56,490 compared to $-0- used in investing activities during fiscal year ended December 31, 2000, which consisted of acquisition of Subsidiaries.

     Net cash from financing activities was $858,888 for fiscal year ended December 31, 2001 compared to cash flow from investing activities of $35,029 for fiscal year ended December 31, 2000. Net cash provided by financing activities during fiscal year ended December 31, 2001 resulted primarily from (i) advances in the amount of $478,673; (ii) net loan advances of $330,272; and (iii) the issuance of common stock in the amount of $49,943. Net cash used in financing activities was $35,029 for fiscal year ended December 31, 2000 resulting primarily from advances in the amount of $35,029.

     Management of HDRS anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions. HDRS terminated its offering during the last quarter of 2001 in which it raised an aggregate of $49,943 pursuant to the offer and sale of 66,591 Units at $0.75 per Unit. Each Unit consisted of three restricted shares of common stock and one warrant entitling the holding to acquire an additional share of restricted common stock at $1.00 per share. The warrants expire April 6, 2003. The securities were not registered under the Securities Act and therefore were offered pursuant to an exemption from registration provided by
Section 4(2) and Regulation D, Rule 506, of the Securities Act. Management intents to use net proceeds received from the offering for HDRS' capital requirements, which consist primarily of oil and gas expenses.

     HDRS may finance these expenditures with further issuance of common stock of HDRS. HDRS believes that any private placements of equity capital and debt financing, if successful, may be adequate to fund HDRS' operations over the next year. HDRS may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If HDRS raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, HDRS may not be able to take advantage of prospective new oil and gas acquisitions or opportunities, which could significantly and materially restrict HDRS' business operations.

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

     Audit Fees

     As of the date of this Annual Report, HDRS has incurred approximately $4,280 in fees during fiscal year ended December 31, 2001 to its principal independent accountant for professional services rendered in connection with preparation of HDRS' audited financial statements. During fiscal year ended December 31, 2001, HDRS incurred approximately $9,416 in fees to its principal independent accountant for all other non-audit services (including reviews of HDRS' quarterly financial statements).

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

Index to Financial Statements

         Auditor's Report dated February 19, 2002
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statement of Stockholders' Equity
         Consolidated Statements of Cash Flow
         Notes to Consolidated Financial Statements


                              HADRO RESOURCES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001



AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                                                  Email        rjl@labonteco.com



                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Hadro Resources, Inc.

We have audited the consolidated balance sheets of Hadro Resources, Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.




                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
February 19, 2002 (except as to Note 8 which is dated March 25, 2002)




          COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES
                             REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated February 19, 2002 (except as to Note 8 which is dated March 25, 2002) is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.




                                                           CHARTERED ACCOUNTANTS



Vancouver, B.C.
February 19, 2002


                                        HADRO RESOURCES, INC.

                                     CONSOLIDATED BALANCE SHEETS



                                                                            December 31,    December 31,
                                                                                2001            2000
                                                                             -----------    -----------
                                              ASSETS

CURRENT ASSETS
   Cash                                                                     $    28,397    $    26,070
   Accounts receivable                                                           67,168           --
                                                                            -----------    -----------

                                                                                 95,565         26,070

OIL AND GAS PROPERTIES, net of depletion (Note 3)                             1,921,102           --
                                                                            -----------    -----------

                                                                            $ 2,016,667    $    26,070
                                                                            ===========    ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                 $   295,796    $    52,808
   Current portion of bank loans (Note 4)                                       161,350           --
   Due to related parties (Note 5)                                              250,914         81,241
                                                                            -----------    -----------

                                                                                708,060        134,049

BANK LOANS (Note 4)                                                             289,221           --
                                                                            -----------    -----------

                                                                                997,281        134,049
                                                                            -----------    -----------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 5)
   Common stock, $.001 par value, 100,000,000 shares authorized
      24,753,973 shares issued and outstanding (2000 - 13,054,200 shares)        24,754         13,054
   Additional paid-in capital                                                 3,950,038        126,795
   Deficit                                                                   (2,955,406)      (247,828)
                                                                            -----------    -----------

                                                                              1,019,386       (107,979)
                                                                            -----------    -----------

                                                                            $ 2,016,667    $    26,070
                                                                            ===========    ===========


                        The accompanying notes are an integral part of these
                                 consolidated financial statements




                              HADRO RESOURCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  Year ended       Year ended
                                                  December 31,     December 31,
                                                      2001             2000
                                                  ------------     ------------


REVENUES
   Oil and gas revenue                            $     77,655     $       --
   Administration fees                                   6,323             --
                                                  ------------     ------------

                                                        83,978             --
                                                  ------------     ------------

OIL AND GAS EXPENSES
   Depletion (Note 3)                                2,078,063             --
   Oil and gas production expenses                      66,262             --
   Oil and gas lease costs                                --             17,885
                                                  ------------     ------------

                                                     2,144,325           17,885
                                                  ------------     ------------

OPERATING LOSS                                      (2,060,347)            --

GENERAL AND ADMINISTRATIVE EXPENSES                   (647,231)         (93,543)
                                                  ------------     ------------

NET LOSS FOR THE YEAR                             $ (2,707,578)    $   (111,428)
                                                  ============     ============




BASIC NET LOSS PER SHARE                          $      (0.16)    $      (0.01)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          16,915,463       13,054,200
                                                  ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements




                                                   HADRO RESOURCES, INC.

                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                       Additional
                                                            Number of                    Paid In
                                                              shares        Amount       Capital       Deficit         Total
                                                           -----------   -----------   -----------   -----------    -----------


Balance, December 31, 1999                                  13,054,200   $    13,054   $   126,795   $  (136,400)   $     3,449

Net loss for the year ended December 31, 2000                     --            --            --        (111,428)      (111,428)
                                                           -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2000                                  13,054,200        13,054       126,795      (247,828)      (107,979)

Issuance of common stock for cash at $.25 per share            199,773           200        49,743          --           49,943

Issuance of common stock for acquisition of subsidiaries
  at per share $.30                                         10,500,000        10,500     3,454,500          --        3,465,000


Issuance of common stock for debt at $.32 per share          1,000,000         1,000       319,000          --          320,000

Net loss for the year ended December 31, 2001                     --            --            --      (2,707,578)    (2,707,578)
                                                           -----------   -----------   -----------   -----------    -----------

Balance December 31, 2001                                   24,753,973   $    24,754   $ 3,950,038   $(2,955,406)   $ 1,019,386
                                                           ===========   ===========   ===========   ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements





                                        HADRO RESOURCES, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Year ended     Year ended
                                                                             December 31,   December 31,
                                                                                 2001           2000
                                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                                      $(2,707,578)   $  (111,428)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depletion                                                                  2,078,063           --
  - amortization                                                                   1,333           --
                                                                             -----------    -----------

                                                                                (628,182)      (111,498)
  - net changes in working capital items                                        (171,889)        93,272
                                                                             -----------    -----------

CASH USED IN OPERATING ACTIVITIES                                               (800,071)       (18,156)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired on acquisition of subsidiaries                                     1,453           --
  Oil and gas properties                                                         (57,943)          --
                                                                             -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES                                          (56,490)          --
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net loan advances                                                              330,272           --
  Net advances from related parties                                              478,673         35,029
  Net proceeds on sale of common stock                                            49,943           --
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                             858,888         35,029
                                                                             -----------    -----------

INCREASE IN CASH                                                                   2,327         16,873

CASH, BEGINNING OF YEAR                                                           26,070          9,197
                                                                             -----------    -----------

CASH, END OF YEAR                                                            $    28,397    $    26,070
                                                                             ===========    ===========



OTHER SIGNIFICANT NON-CASH TRANSACTIONS:

During 2001 the Company issued 1,000,000 common shares at a price of $.32 per share in settlement of debt of $320,000.

See also Note 3


                The accompanying notes are an integral part of these consolidated financial statements



                             HADRO RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
================================================================================


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated as Hadrosaurus Resources, Inc. under the Laws of the State of Nevada on December 2, 1997. The Company underwent a name change to Hadro Resources, Inc. on January 12, 1998. During the year the Company acquired three oil and gas companies with operations in the State of Oklahoma. In December 2001, the Company merged these subsidiaries, Thor Energy Inc., O.J. Oil and Gas Company, Inc. and Oak Hills Energy Inc. into one entity, Oak Hills Energy, Inc. Refer to Note 3. As these subsidiaries own producing oil and gas properties, the Company is no longer considered an exploration stage company.

As at December 31, 2001, the Company had a working capital deficiency of $612,495 and has realized operating losses from its existing oil and gas operations. The Company's continuance of operations and realization of the carrying value of oil and gas properties are contingent on raising additional capital, settling its outstanding debts and on the future development of the Company's oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Oak Hills Energy, Inc. which is the continuing company resulting from the merger of Thor Energy, Inc., O.J. Oil and Gas, Inc., and Oak Hills Energy, Inc. which were acquired by purchase on August 29, 2001. The acquisition has been accounted for by the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

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

                             HADRO RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
================================================================================


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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on the Company's financial position or results of operations.

                             HADRO RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
================================================================================


NOTE 3 - OIL AND GAS PROPERTIES
--------------------------------------------------------------------------------

1. By agreement dated May 31, 2001 and effective August 29, 2001 between the Company and U.S. Oil and Gas Resources Inc. ("US Oil and Gas"), a British Columbia public company trading on the CDNX, the Company acquired three State of Oklahoma registered operating subsidiaries as follows: a 100% interest in Oakhills Energy Inc., a 100% interest in Thor Energy Inc. and a 100% interest in O.J. Oil & Gas Inc. ("Operating Subsidiaries). In consideration for these acquisitions, the Company issued 10,000,000 restricted shares of common stock to US Oil and Gas, assumed a loan on behalf of US Oil and Gas of $78,203 and issued 500,000 restricted shares of common stock as a finder's fee. The Operating Subsidiaries hold approximately 3,000 acres of oil and gas leases located in the State of Oklahoma and approximately 14 gas and 35 producing and non-producing oil wells in addition to untapped areas for future development.

     This business combination has been accounted for using the purchase method of accounting. The purchase price has been allocated as follows:

            Assets acquired at fair value
                 Current assets                                          $   102,553
                 Oil and gas properties                                    3,941,222
                                                                         -----------

                                                                           4,043,775
            Less: liabilities acquired at fair value
                 Current liabilities                                        (458,476)
                 Loans payable                                               (42,096)
                                                                         -----------

            Purchase price                                               $ 3,543,203
                                                                         ===========

The purchase price is made up as follows

            10,000,000 shares paid to US Oil and Gas at $.33 per share   $ 3,300,000
            500,000 shares paid as a finder's fee at $.33 per share          165,000
            Loan assumed on behalf of US Oil and Gas                          78,203
                                                                         -----------

                                                                         $ 3,543,203
                                                                         ===========


     The Company's independent petroleum engineer revised the economic evaluation of the Company's proven recoverable oil and gas reserves based on current market prices. As a result of lower oil and gas prices the net present value of reserves decreased significantly and the Company has written down the carrying value of oil and gas properties at December 31, 2001 to the revised evaluation resulting in a depletion provision of $2,078,063.

2. The Company entered into and agreement dated April 24, 2001 providing the right to acquire an initial 50% working interest and an initial 37.5% net revenue interest in certain oil and gas lease mineral interests and oil, gas and seismic lease options (the "Moffat Ranch leases") located in Madera County, California from Northwest Petroleum, Inc. ("NPI"). The Company paid $2,500 on signing, and was required to pay for land and leasing costs (approximately $131,500) on or by June 5, 2001 and provide funding for a seismic survey program ($280,000 by July 2, 2001) and a drilling program ($500,000 by August 15, 2001). In June 2001 the Company decided not to proceed with the acquisition. Under the provisions of the agreement with NPI, the contract has been terminated with no further obligations to the Company.

3. By letter of intent dated March 26, 2001, as amended, between the Company and Clearview Mineral Resources Corp. ("Clearview"), the Company agreed to acquire a 70% net royalty interest in certain oil and gas leases (the "Button Willow Leases") from Clearview in consideration for $150,000. The Company intended to assign the rights to two drill funding options to third parties to provide $750,000 towards the drilling of the first well in exchange for a 52.5% net royalty interest. The agreement was subject to due diligence and the signing of a definitive agreement on or before May 31, 2001. The Company decided not to proceed with this acquisition.

                             HADRO RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
================================================================================


NOTE 3 - OIL AND GAS PROPERTIES (con't)
--------------------------------------------------------------------------------

4. During June 1999, the Company entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of thirty-five (35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico to the Company (the "Leasehold Interests"). The Leasehold Interests were as follows: (i) twenty-eight (28) State of New Mexico leases covering an approximate total of 6,174.23 acres, with an annual rental rate of $0.25 per acre until 2002, at which time the rate increases to $0.50 per acre; (ii) two (2) Federal leases covering an approximate total of 2,323.33 acres, with an annual rental rate of $1.50 per acre; and (iii) five (5) State of New Mexico leases covering an approximate total of 1,252.04 acres, with an annual rental rate of $0.25 per acre until 2004, at which time the rate increases to $0.50 per acre through expiration. Management of the Company does not intend to renew the Leasehold Interests nor has it carried out any exploration activities on the Leasehold Interests. The Company has conducted ongoing due diligence regarding the Leasehold Interests, and has deemed that exploration initiatives represent higher degrees of risk than the Company's management currently wishes to participate. As of December 31, 2001, the Company has decided not to renew any of the leases, and all leases will be dropped within the next twelve months.


NOTE 4 - BANK LOANS
--------------------------------------------------------------------------------

During November 2001 Oakhills arranged for a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. The proceeds of the term loan were used to repay certain outstanding debts to creditors, including $219,838 owed to a private company controlled by a director and officer of Oakhills for production services and equipment rentals, and retire all previous outstanding bank loans. The term loan is repayable over three years with monthly principal payments of $12,500 plus interest at 9.5% per annum. The line of credit is repayable on demand with interest at 9.5% per annum. These loans are secured by a fixed charge over the assets of Oakhills including assignment of oil and gas leases and are guaranteed by the parent and a director.


NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

During 2001, the Company issued 10,000,000 restricted common shares valued at $3,300,000 to US Oil and Gas as consideration for the purchase of the interests in the three operating subsidiaries. See Note 3.

The Company issued a finder's fee of 500,000 restricted common shares valued at $165,000 per share with regards to the purchase of the three subsidiaries of U.S. Oil & Gas.

During 2001 the Company, under an Offering Memorandum, sold 66,591 Units at $.75 per unit for proceeds of $49,943. Each unit consists of three restricted common shares and one warrant entitling the holder to acquire an additional common share at $1.00 per common share until April 6, 2003. The aggregate number of common shares issued was 199,773 shares, with 66,591 warrants outstanding as of December 31, 2001.

During 2001 the Company issued 1,000,000 shares of restricted common stock at $0.32 per share in settlement of debt totaling $320,000.

Refer to Note 8.

                             HADRO RESOURCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
================================================================================


NOTE 6 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

One of the directors of the Company has been contracted by Investor Communications, Inc. ("ICI") and is part of the management team provided to Hadro Resources, Inc. by ICI. During the year ended December 31, 2001 a total of $387,575 was incurred to ICI for managerial, administrative and investor relations services provided to the Company. In addition, net cash advances of $20,100 were received from ICI and interest of $15,708 was accrued. Also during the year, the Company issued 1,000,000 common shares at $.32 per share in settlement of $320,000 of debt to ICI. At December 31, 2001 $134,675 is owing to this company which accrues interest at 10% per annum and is without specific repayment terms. Interest owing at December 31, 2001 amounted to $16,491.

A director of the Company received $12,500 from ICI for fees relating to work on the Company.

At December 31, 2001 a total of $93,994 is owing to a related party and a private company which is a significant shareholder. During the year ended December 31, 2001 these parties advanced a total of $60,114. This amount accrues interest at 10% per annum and is without specific repayment terms. Interest owing at December 31, 2001 amounted to $5,734.

A director of Oakhills received $15,500 for remuneration in the year. At December 31, 2001 $32,358 is owing to this director and his private company for unpaid remuneration an production services.

Refer to Note 4.


NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

The Company and its subsidiaries have tax losses of approximately $832,000 at December 31, 2001, which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full-deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


NOTE 8 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

By agreement dated March 22, 2002 the Company reacquired 8,00,000 of its shares of common stock from US Oil & Gas in exchange for the transfer back to US Oil and Gas of certain of its non-producing oil and gas properties acquired on August 29, 2001. The Company also reacquired 400,000 shares of common stock previously issued as a finder's fee in connection with the original transaction. The 8,400,000 were returned to treasury and cancelled on March 25, 2002. US Oil & Gas has agreed to grant the Company an option to repurchase a total of 1,500,000 common shares held as follows: 1,000,000 shares at a price of $.75 per share exercisable in whole or in part until December 31, 2002 and 500,000 shares at a price of $1.25 per share exercisable whole or in part until June 30, 2004. Upon expiry of either option term any unexercised shares will be subject to a monthly trading maximum equal to the lesser of 50,000 shares or $200,000 of proceeds. The parties have agreed that US Oil & Gas will use the balance of 500,000 common shares to acquire interests in future oil and gas properties purchased by the Company.

The Company entered into a letter of intent dated March 15, 2002 with Rubicon Oil & Gas Inc. of Denver, Colorado ("Rubicon") to purchase 75% of Rubicon's interests in oil and gas leases located in six separate prospects in the Uinta Basin of Utah and the Douglas Creek Arch area in Colorado. Rubicon's working interests range from 21% to 100% in gross acreage in excess of 16,000 acres, and net acreage in excess of 7,000 acres. The prospects have been the subject of planned development including a preliminary engineering study and include shut in wells that require development of and connection to pipelines (PDNP's) in addition to multiple PUD's and probable and possible drilling locations. The consideration to be paid to Rubicon is 500,000 restricted common shares plus $500,000 cash, and the Company has agreed to invest $2,000,000 in property development expenditures before December 31, 2002. The Company is conducting its due diligence and final negotiations for execution of a definitive agreement with Rubicon.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 8, 2001, Andersen Andersen & Strong L.C. ("AAS"), the principal independent accountant of HDRS resigned as the principal independent accountant. AAS' resignation resulted from a mutual business decision made by the respective management of AAS and HDRS that it would be in the best interests of HDRS to engage the services of an independent auditing firm, which audits other companies associated with HDRS' management. Therefore, on March 8, 2001, the board of directors of HDRS authorized and approved the engagement of LaBonte & Co. ("LaBonte"), Chartered Accountants, #1205 - 1095 West Pender Street, Vancouver, British Columbia V6E 2M6 as the principal independent accountant for HDRS.

     During HDRS' two most recent fiscal years and any subsequent interim period preceding the resignation of AAS, there were no disagreements with either AAS or LaBonte which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of either AAS or LaBonte, would have caused AAS or LaBonte to make reference to the subject matter of the disagreements in connection with its respective reports. Neither AAS nor LaBonte, as HDRS' principal independent accountant, provided an adverse opinion or disclaimer of opinion to HDRS' financial statements, nor did AAS or LaBonte modify its respective opinion as to uncertainty, audit scope or accounting principles. The financial statements for fiscal year ended December 31, 2000 did contain the principal independent accountant's modification of its opinion due to going concern uncertainties.

     HDRS' principal independent accountant from March 2001 to the current date is Labonte & Co., 1205 - 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of HDRS are as follows:

Name                      Age                 Position with HDRS
----                      ---                 ------------------

Grant Atkins              41                  Director and President/Secretary
                                              and Treasurer

Jurgen A. Wolf            66                  Director

     GRANT ATKINS has been a Director and the President of HDRS since September 15, 2000 and the Secretary and Treasurer of HDRS since December 14, 2000. For the past five years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. During 1998 and 1999, Mr. Atkins was a consultant through the private management consulting companies of Tristar Financial Services, Inc. and Investor Communications International, Inc. Mr. Atkins is also a member of the board of directors of Intergold Corporation, a publicly traded corporation formerly engaged in the exploration of gold and silver, a member of the board of directors and the president of Vega-Atlantic Corporation, a publicly traded corporation engaged in the worldwide exploration of oil and gas, gold, and other precious metals, and a member of the board of directors and the president of Eduverse.com, a publicly traded corporation.

     JURGEN A. WOLF has been a Director of HDRS since October 17, 2001. Mr. Wolf has considerable experience in the oil and gas industry and in all operational aspects of public companies. For the past five years, Mr. Wolf has been a president of J.A. Wolf Projects Ltd., a construction company specializing in commercial and industrial building and development projects, and a director of Key Capital, a CDNX exchange public company involved in battery technology and fast charger product development and sales. As of the date of this Report, Mr. Wolf is a director of Hagensborg Canada Inc., which is a private company involved in chocolate and confectionary manufacturing and sales, a director of Tasty Fry Inc., a OTCBB public company involved in automated French fry machine development and product sales, and a director of Shoreham Resources Ltd., a CDNX exchange public company involved in oil and gas pipelines and mining initiatives.

     The directors of HDRS serve until their respective successor takes office or until death, resignation or removal. The executive officers serve at the pleasure of the board of directors of HDRS.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires HDRS' directors and officers, and the persons who beneficially own more than ten percent of the common stock of HDRS, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to HDRS pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by HDRS and on the representations of the reporting persons, HDRS believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2001.

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

     Grant Atkins, the President of HDRS, derives remuneration from HDRS indirectly through Investor Communications International, Inc. ("ICI"), which provides a wide range of management, financial, consulting and administrative services to HDRS on a month-to-month basis as needed. As of fiscal year ended December 31, 2001, HDRS accrued approximately $423,383 and paid approximately $12,500 to ICI for services rendered. Of the amounts accrued to ICI during fiscal year 2001, Grant Atkins received approximately $18,500.

     Gene Wilson, a prior director of HDRS, derived remuneration from HDRS pursuant to consulting services provided to HDRS. As of fiscal year ended December 31, 2001, HDRS did not accrue any fees to Mr. Wilson for services rendered. See "Summary Compensation Table" below.

Summary Compensation Table
--------------------------

                               Annual Compensation           Awards    Payouts
                              ---------------------        ----------  -------
                                 $      $       $          $       #       $
Name and Position             Salary  Bonus   Other       RSA   Options  LTIP
Other
--------------                ------  -----   -----       ---   -------  ------

Frank W. Donis          1999     0      0       0          0       0       0
Pres./Director          2000     0      0       0          0       0       0
                        2001     0      0       0          0       0       0


Marilyn Rafter          1990     0      0       0          0       0       0
Secretary/Director      2000     0      0       0          0       0       0
                        2001     0      0       0          0       0       0

                                                 (1)
Gene D. Wilson          1999     0      0       0          0       0       0
Director                2000     0      0     $1,050       0       0       0
                        2001     0      0       0          0       0       0

                                                 (2)
Grant Atkins            2000     0      0       0          0       0       0
Director/President      2001     0      0     $18,500      0       0       0


Jurgen A. Wolf          2001     0      0       0          0       0       0
Director

----------
     (1)
     Received pursuant to contractual arrangement between HDRS and Gene D. Wilson regarding the New Mexico Prospects.

     (2)
     Grant Atkins may indirectly receive compensation from HDRS through the contractual relationship between HDRS and ICI.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In conjunction with the Agreement between HDRS and U.S. Oil & Gas, certain stock certificates evidencing an aggregate of 8,400,000 shares of common stock were returned to HDRS for cancellation. The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of common stock of HDRS owned of record or beneficially by each person who owned of record, or was known by HDRS to own beneficially, more than five percent (5%) of HDRS' common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.

--------------------------------------------------------------------------------
Title of Class           Name and Address       Amount and Nature      Percent
                       of Beneficial Owner     of Beneficial Owner     of Class
--------------------------------------------------------------------------------
                                                            (1)
Common Stock      U.S. Oil & Gas Resources Inc.    2,000,000            12.23%
                  1055 Dunsmuir Street
                  Vancouver, British Columbia
                  Canada V7X 1G4
                                                            (1)
Common Stock      Alexander W. Cox                 2,177,300            13.31%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6
                                                            (1)
Common Stock      Tri Star Financial Corp.         5,250,000            32.10%
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98320
                                                             (1)
Common Stock      Investor Communications, Inc.    1,000,000             6.11%
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98320
                                                             (1)
Common Stock      All officers and directors         250,000             0.02%
                  as a group (2 persons)
--------------------------------------------------------------------------------
   (1)
     These are restricted shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The officers/directors of HDRS are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. Certain conflicts of interest, therefore, may arise between HDRS and the respective officer/director. Such conflicts can be resolved through the exercise by such officer/director of judgment consistent with his fiduciary duties to HDRS. The officers/directors of HDRS intend to resolve such conflicts in the best interests of HDRS. Moreover, the officers/directors will devote their time to the affairs of HDRS as they deem necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are filed as part of this Annual Report: None.

     (b) Reports on Form 8-K: Filed on April 1, 2002; Filed on December 26, 2001; Filed on December 6, 2001 and amended on December 11, 2001; and Filed on October 23, 2001.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HADRO RESOURCES, INC.

Dated: March 29, 2002                     By: /s/GRANT ATKINS
                                          ----------------------------------
                                          Grant Atkins, President