Form 10QSB
period 2002-03-31
HADRO RESOURCES INC
filed 2002-05-15
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                             Yes   X        No
                                 -----         -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 13, 2002
-----                                       ------------------------------
Common Stock, $.001 par value               16,353,973

Transitional Small Business Disclosure Format (check one)

                             Yes            No    X
                                 -----          -----

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 BALANCE SHEETS                                              2

                 INTERIM STATEMENTS OF OPERATIONS                            3

                 INTERIM STATEMENTS OF CASH FLOWS                            4

                 NOTES TO INTERIM FINANCIAL STATEMENTS                       5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   10

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           16

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   16

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             17

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

         ITEM 5. OTHER INFORMATION                                           17

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            17

         SIGNATURES                                                          17

                              HADRO RESOURCES, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (unaudited)













CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                      HADRO RESOURCES, INC.

                                   CONSOLIDATED BALANCE SHEETS



                                                                      March 31,     December 31,
                                                                        2002           2001
                                                                     -----------    -----------
                                                                     (Unaudited)
                                             ASSETS

CURRENT ASSETS
   Cash                                                              $     9,369    $    28,397
   Accounts receivable                                                    79,659         67,168
                                                                     -----------    -----------

                                                                          89,028         95,565

OIL AND GAS PROPERTIES, net of depletion (Note 3)                      1,104,464      1,921,102
                                                                     -----------    -----------

                                                                     $ 1,193,492    $ 2,016,667
                                                                     ===========    ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $   335,048    $   295,796
   Current portion of bank loans (Note 4)                                161,350        161,350
   Due to related parties (Note 6)                                       467,816        250,914
                                                                     -----------    -----------

                                                                         964,214        708,060

BANK LOANS (Note 4)                                                      251,721        289,221
                                                                     -----------    -----------

                                                                       1,215,935        997,281
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 5)
   Common stock, $.001 par value, 100,000,000 shares authorized
      16,353,973 shares issued and outstanding (2001 - 24,753,974)        16,354         24,754
   Additional paid-in capital                                          1,186,438      3,950,038
   Deficit                                                            (1,225,235)    (2,955,406)
                                                                     -----------    -----------

                                                                         (22,443)     1,019,386
                                                                     -----------    -----------

                                                                     $ 1,193,492    $ 2,016,667
                                                                     ===========    ===========


                      The accompanying notes are an integral part of these
                            interim consolidated financial statements



                              HADRO RESOURCES, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three months     Three months
                                                      ended March     ended March
                                                        31, 2002        31, 2001
                                                      ------------    ------------

REVENUES
   Oil and gas revenue                                $     69,088    $       --
   Administration fees                                       4,742            --
                                                      ------------    ------------

                                                            73,830            --
                                                      ------------    ------------

OIL AND GAS EXPENSES
   Depletion (Note 3)                                       94,506            --
   Oil and gas production expenses                          30,371            --
   Oil and gas lease costs                                  23,641           3,379
                                                      ------------    ------------

                                                           148,518           3,379
                                                      ------------    ------------

OPERATING LOSS                                             (74,688)         (3,379)

GENERAL AND ADMINISTRATIVE EXPENSES                       (223,303)       (103,532)

GAIN ON DISPOSAL OF OIL AND GAS PROPERTIES (Note 3)      2,028,162            --
                                                      ------------    ------------

NET INCOME (LOSS) FOR THE PERIOD                      $  1,730,171    $   (106,911)
                                                      ============    ============




BASIC NET EARNINGS (LOSS) PER SHARE                   $       0.07    $      (0.01)
                                                      ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              24,287,307      13,054,200
                                                      ============    ============


              The accompanying notes are an integral part of these
                    interim consolidated financial statements



                                        HADRO RESOURCES, INC.

                            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                             Three months   Three months
                                                                             ended March    ended March
                                                                              31, 2002        31, 2001
                                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $ 1,730,171    $  (106,911)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depletion                                                                     94,506           --
  - gain on disposal of oil and gas properties                                (2,028,162)          --
                                                                             -----------    -----------

                                                                                (203,485)      (106,911)
  - net changes in working capital items                                         243,623         73,620
                                                                             -----------    -----------

CASH FROM (USED IN) OPERATING ACTIVITIES                                          40,138        (33,291)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and gas properties                                                         (21,666)          --
                                                                             -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES                                          (21,666)          --
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net loan repayments                                                            (37,500)          --
  Net advances from related parties                                                 --            8,500
                                                                             -----------    -----------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES                                   (37,500)         8,500
                                                                             -----------    -----------

DECREASE IN CASH                                                                 (19,028)       (24,791)

CASH, BEGINNING OF PERIOD                                                         28,397         26,070
                                                                             -----------    -----------

CASH, END OF PERIOD                                                          $     9,369    $     1,279
                                                                             ===========    ===========



OTHER SIGNIFICANT NON-CASH TRANSACTIONS:

During the period the Company reacquired 8,400,000 common shares previously issued to acquire the U.S.
Oil & Gas operating subsidiaries resulting in a gain of $2,028,162.


                        The accompanying notes are an integral part of these
                              interim consolidated financial statements

                                                 4

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated as Hadrosaurus Resources, Inc. under the Laws of the State of Nevada on December 2, 1997. The Company underwent a name change to Hadro Resources, Inc. on January 12, 1998. During 2001 the Company acquired three oil and gas companies with operations in the State of Oklahoma. In December 2001, the Company merged these subsidiaries, Thor Energy Inc., O.J. Oil and Gas Company, Inc. and Oak Hills Energy Inc. into one entity, Oak Hills Energy, Inc. Refer to Note 3.

As at March 31, 2002, the Company had a working capital deficiency of $875,186 and has realized operating losses from its existing oil and gas operations. The Company's continuance of operations and realization of the carrying value of oil and gas properties are contingent on raising additional capital, settling its outstanding debts and on the future development of the Company's oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

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

Net Earnings (Loss) per Common Share
Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic earnings (loss) per share.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

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

Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 3 - OIL AND GAS PROPERTIES
--------------------------------------------------------------------------------

1. By agreement dated May 31, 2001 and effective August 29, 2001 between the Company and U.S. Oil and Gas Resources Inc. ("US Oil and Gas"), a British Columbia public company trading on the CDNX, the Company acquired three State of Oklahoma registered operating subsidiaries as follows: a 100% interest in Oakhills Energy Inc., a 100% interest in Thor Energy Inc. and a 100% interest in O.J. Oil & Gas Inc. ("Operating Subsidiaries). In consideration for these acquisitions, the Company issued 10,000,000 restricted shares of common stock to US Oil and Gas, assumed a loan on behalf of US Oil and Gas of $78,203 and issued 500,000 restricted shares of common stock as a finder's fee. The Operating Subsidiaries own approximately 3,000 acres of oil and gas leases located in the State of Oklahoma and approximately 14 gas and 35 producing and non-producing oil wells in addition to untapped areas for future development.

     This business combination was accounted for using the purchase method of accounting. The purchase price was allocated as follows:

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

     The purchase price was made up as follows

                 10,000,000 shares paid to US Oil and Gas at $.33 per share   $ 3,300,000
                 500,000 shares paid as a finder's fee at $.33 per share          165,000
                 Loan assumed on behalf of US Oil and Gas                          78,203
                                                                              -----------

                                                                              $ 3,543,203
                                                                              ===========

     The Company's independent petroleum engineer revised the economic evaluation of the Company's proven recoverable oil and gas reserves based on current market prices and as a result of lower oil and gas prices the net present value of reserves decreased significantly. At December 31, 2001 the Company wrote down the carrying value of oil and gas properties to the revised evaluation resulting in a depletion provision of $2,078,063.

     By agreement dated March 22, 2002 the Company reacquired 8,000,000 of its shares of common stock from US Oil & Gas in exchange for the transfer back to US Oil and Gas of certain of its non-producing oil and gas properties owned by the operation subsidiaries. The Company also reacquired 400,000 shares of common stock previously issued as a finder's fee in connection with the original acquisition. The 8,400,000 were returned to treasury and cancelled on March 25, 2002. US Oil & Gas has agreed to grant the Company an option to repurchase a total of 1,500,000 common shares held as follows:
     1,000,000 shares at a price of $.75 per share exercisable in whole or in part until December 31, 2002 and 500,000 shares at a price of $1.25 per share exercisable whole or in part until June 30, 2004. Upon expiry of either option term any unexercised shares will be subject to a monthly trading maximum equal to the lesser of 50,000 shares or $200,000 of proceeds. The parties have agreed that US Oil & Gas will use the balance of 500,000 common shares to acquire interests in future oil and gas properties purchased by the Company.

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 3 - OIL AND GAS PROPERTIES (con't)
--------------------------------------------------------------------------------

     The properties returned in connection with this agreement had a carrying value of $743,838 at December 31, 2001. The exchange of these properties in return for a total of 8,400,000 shares valued at $2,772,000 resulted in a gain on disposal of these properties of $2,028,162.

2. The Company entered into a letter of intent dated March 15, 2002 with Rubicon Oil & Gas Inc. of Denver, Colorado ("Rubicon") to purchase 75% of Rubicon's interests in oil and gas leases located in six separate prospects in the Uinta Basin of Utah and the Douglas Creek Arch area in Colorado. Rubicon's working interests range from 21% to 100% in gross acreage in excess of 16,000 acres, and net acreage in excess of 7,000 acres. The prospects have been the subject of planned development including a preliminary engineering study and include shut in wells that require development of and connection to pipelines (PDNP's) in addition to multiple PUD's and probable and possible drilling locations. Subject to verification and due diligence, the consideration to be paid to Rubicon was 500,000 restricted common shares plus $500,000 cash, with a Company obligation to invest $2,000,000 in property development expenditures before December 31, 2002. The Company is continuing its due diligence and negotiations, but due diligence conducted to date indicates higher than anticipated project costs that cause disagreement with the original terms for the sale. Negotiations continue, but the parties may or may not reach agreement on the terms of a definitive agreement with Rubicon.

3. During June 1999, the Company entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of thirty-five (35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico to the Company. The Company has conducted ongoing due diligence regarding the Leasehold Interests, and has deemed that exploration initiatives represent higher degrees of risk than the Company's management currently wishes to participate. Accordingly, the Company has decided not to renew any of the leases, and all leases will be dropped within the current year.


NOTE 4 - BANK LOANS
--------------------------------------------------------------------------------

During November 2001 Oakhills arranged for a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. The proceeds of the term loan were used to repay certain outstanding debts to creditors, including $219,838 owed to a private company controlled by a director and officer of Oakhills for production services and equipment rentals, and retire all previous outstanding bank loans. The term loan is repayable over three years with monthly principal payments of $12,500 plus interest at 9.5% per annum. The line of credit is repayable on demand with interest at 9.5% per annum. These loans are secured by a fixed charge over the assets of Oakhills including assignment of oil and gas leases and are guaranteed by the parent and a director. As at March 31, 2002, $401,721 (2001 - $439,221) is owing on the term loan and $11,350 (2001 - $11,350) is owing on the line of credit.


NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

By agreement dated March 22, 2002 the Company reacquired 8,000,000 of its shares of common stock from US Oil & Gas in exchange for the transfer back to US Oil and Gas of certain of its non-producing oil and gas properties acquired on August 29, 2001. The Company also reacquired 400,000 shares of common stock previously issued as a finder's fee in connection with the original transaction. The 8,400,000 were returned to treasury and cancelled on March 25, 2002.

On December 19, 2001 the Board of Directors authorized and approved, subject to shareholder approval, the adoption of a Non-Qualified Stock Option Plan for non-employee directors, officers and consultants. The Plan provides for grant of options to purchase up to 1,600,000 shares of common stock at a price to be determined by the Board of Directors. The Plan has not been voted on yet by shareholders and accordingly no stock options have been granted to date.

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 6 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

One of the directors of the Company has been contracted by Investor Communications, Inc. ("ICI") and is part of the management team provided to Hadro Resources, Inc. by ICI, a shareholder. During the period ended March 31, 2002 a total of $147,100 (2001 - $80,000) was incurred to ICI for managerial, administrative and investor relations services provided to the Company. In addition, interest of $5,735 was accrued. At March 31, 2002 $281,375 is owing to this company which accrues interest at 10% per annum and is without specific repayment terms. Interest owing at March 31, 2002 amounted to $22,226.

A director of the Company received $3,500 (2001 - nil) from ICI for fees relating to work on the Company.

At March 31, 2002 a total of $135,594 is owing to an individual and a private company which is a significant shareholder. During the period ended March 31, 2002 these parties advanced a total of $41,600 (2001 - $8,500). These amounts accrue interest at 10% per annum and are without specific repayment terms. Interest owing at March 31, 2002 amounted to $8,601.

A company associated with a shareholder advanced $20,000 in the period. This amount bears no interest and is without specific repayment terms.

Oak Hills Energy, Inc. incurred $15,000 for remuneration to a director in the period. At March 31, 2002 $162,624 is owing to this director and his private company for unpaid remuneration and production services.

Refer to Note 4.


NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

The Company and its subsidiaries have tax losses of approximately $832,000 at March 31, 2002, which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full-deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

No tax provision has been recorded in the current period as the Company has sufficient loss carryforwards to offset all taxable income recorded in the period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Hadro Resources, Inc. is a corporation organized under the laws of the State of Nevada (the "Company"). The Company is a natural resource company engaged in the acquisition, exploration and development of oil and natural gas properties. The Company currently trades on the OTC Bulletin Board under the symbol "HDRS" and on the Frankfurt Stock Exchange (FWB) in Germany under the symbol "HD1". As of the date of this Quarterly Report, the Company is primarily engaged in the business of acquiring oil and natural gas properties for exploration and production within the United States and internationally.

     During fiscal year ended December 31, 2001 and the three-month period ended March 31, 2002, the Company generated revenues from consolidated operations. During fiscal year ended December 31, 2001 and the three-month period ended March 31, 2002, the Company generated $83,978 and $73,830, respectively, in oil and gas revenue. During the prior fiscal years, the Company did not generate any revenues from operations and focused primarily on the exploration of potential oil and gas projects. During those prior fiscal years, the Company relied upon internally generated funds from advances, the sale of shares of stock, and loans from its shareholders and private investors to finance its operations and growth. See "Part I. Item 2. Management's Discussion and Analysis or Plan of Operation - Funding".

     As of the date of this Quarterly Report, management is in the process of identifying certain business opportunities that it plans to pursue pertaining to oil and gas exploration and development. Management intends to continue its search for other business opportunities in any geographical area involving oil and gas exploration and development.

BUSINESS OPERATIONS

     U. S. Oil & Gas Resources, Inc.

     The Purchase Agreement. On May 31, 2001, the Company, U.S. Oil & Gas Resources, Inc., a corporation organized under the laws of British Columbia, Canada (U.S. Oil & Gas"), and Oakhills Energy, Inc., Thor Energy, Inc. and O.J. Oil & Gas, Inc., corporations organized under the laws of the State of Oklahoma and the wholly-owned subsidiaries of U.S. Oil & Gas (the "Subsidiaries"), entered into a share purchase and sale agreement (the "Purchase Agreement"). On August 29, 2001, the Purchase Agreement was consummated resulting in the acquisition of the Subsidiaries by the Company from U.S. Oil & Gas. In accordance with the terms of the Purchase Agreement, the Company (i) issued to U.S. Oil & Gas 10,000,000 shares of its restricted common stock as consideration for the acquisition of the Subsidiaries; (ii) assumed a loan on behalf of U.S. Oil & Gas of approximately $78,203; and (iii) issued an additional 500,000 shares of its restricted common stock as a finder's fee.

     Subsequently, management of the Company engaged in an analysis of the existing corporate structure of the Subsidiaries and operations planning. Management believed that the corporate consolidation of the Subsidiaries into one operating entity would streamline existing operations, provide for the restructure of existing debt of U.S. Oil & Gas, and establish operating lines of credit. Effective December 31, 2001, a Certificate of Merger was issued by the Nevada Secretary of State pursuant to which two of the subsidiaries, Thor Energy Inc. and O.J. Oil & Gas Inc. were merged into the third and surviving subsidiary, Oakhills Energy Inc. As of the date of this Quarterly Report, the Subsidiaries now operate as one entity, and the Company has one wholly-owned subsidiary, Oakhills Energy Inc.

     The Share Redemption Agreement. After detailed review of all leases, wells and assets, the Company engaged in negotiations with U.S. Oil & Gas regarding the sale by the Company to U.S. Oil & Gas of twenty-eight oil and gas properties in combination with the redemption of 8,000,000 shares of the 10,000,000 shares of restricted common stock previously issued by the Company to U.S. Oil & Gas pursuant to the terms of the Purchase Agreement. On January 1, 2002, effective March 22, 2002, the Company and U.S. Oil & Gas entered into a share redemption and asset sale agreement (the "Share Redemption Agreement"). The Share Redemption Agreement was consummated in conjunction with the Company's initiative to divest itself of properties deemed by the Company's management to represent higher risk to obtain desired production for the anticipated well capital costs required. In accordance with the terms of the Share Redemption Agreement, (i) the Company sold to U.S. Oil & Gas certain oil and gas properties previously acquired pursuant to the terms of the Purchase Agreement that did not form part of the Company's overall development strategy; (ii) the Company continues to own 100% of Oakhills Energy, Inc. that provides necessary oil and gas management and operating infrastructure for further acquisitions and projects; (iii) the Company owns a 100% interest in the Comanche, Neida Cassel, Lone Wolf, Jolly and Ingle oil and gas properties held by Oakhills Energy, Inc. that provide the majority of existing revenues to Oakhills Energy, Inc.; (iv) U.S. Oil & Gas returned to the Company 8,000,000 shares of the 10,000,000 shares of restricted common stock previously issued to U.S. Oil & Gas pursuant to the terms of the Purchase Agreement; (v) the 400,000 shares of restricted common stock issued as a finders' fee pursuant to the Purchase Agreement were returned; and (vi) the Company retains an option to acquire from U.S. Oil & Gas the 1,500,000 shares of restricted common stock and may redeem from U.S. Oil & Gas the remaining 500,000 shares of restricted common stock in exchange for minority participation in future oil and gas acquisitions with mutual consent. The options with US Oil & Gas for a total of 1,500,000 common shares held is as follows: 1,000,000 shares at a price of $.75 per share exercisable in whole or in part until December 31, 2002 and 500,000 shares at a price of $1.25 per share exercisable whole or in part until June 30, 2004. Upon expiration of either option term, any unexercised shares will be subject to a monthly trading maximum equal to the lesser of 50,000 shares or $200,000 of proceeds. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

     As of the date of this Quarterly Report, the Company's wholly-owned subsidiary, Oakhills Energy Inc., currently retains certain oil and gas leases, including four producing and one shut-in well, all located within the State of Oklahoma.

     Rubicon Oil & Gas, Inc.

     On March 15, 2002, the Company and Rubicon Oil & Gas, Inc. ("Rubicon") entered into a letter of intent (the "Letter of Intent"), pursuant to which the Company would purchase certain interests in certain oil and gas leases held by Rubicon, which are located in six separate prospects in the Uinta Basin of Utah and the Douglas Creek Arch area in Colorado (the "Prospects"). In accordance with the terms of the Letter of Intent, the Company would (i) acquire approximately 75% of Rubicon's working interests in certain oil and gas leases (which range from 21% to 100% in gross acreage in excess of 16,000 acres and net acreage in excess of 7,000 acres); (ii) issue 500,000 shares of its restricted common stock to Rubicon, plus $500,000 in cash; and (iii) invest $2,000,000 in property development expenditures before December 31, 2002, carrying Rubicon for its minority interest until the completion of the first $2,000,000 in property development expenditures. The Company is continuing its due diligence and negotiations, but due diligence conducted to date indicates higher than anticipated project costs that cause disagreement among parties regarding the original terms for the sale. Negotiations continue, but the parties may or may not reach agreement on the terms of a definitive agreement with Rubicon.

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

     As of the date of this Quarterly Report, management of the Company does not intend to renew the Leasehold Interests nor has it carried out any exploration activities on the Leasehold Interests. The Company has conducted ongoing due diligence regarding the Leasehold Interests, and has deemed that exploration initiatives represent higher degrees of risk than the Company's management currently wishes to participate. As a result, management is concentrating on obtaining producing assets and exploration initiatives that are deemed by management as lower in risk. As of December 31, 2001, the Company decided not to renew any of the leases, and all leases will terminate during the next twelve months.

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

RESULTS OF OPERATION

     Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001

     The Company's net income for the three-month period ended March 31, 2002 was approximately $1,730,171 compared to a net loss of approximately $106,911 for the three-month period ended March 31, 2001. During the three-month period ended March 31, 2002, the Company recorded revenue of $73,830 compared to no revenue recorded during the three-month period ended March 31, 2001.

     During the three-month period ended March 31, 2002, the Company recorded operating expenses of approximately $371,821 compared to $106,911 of operating expenses recorded in the same period for 2001. Of the $371,821 of operating expenses incurred during the three-month period ended March 31, 2002, $148,518 was incurred as oil and gas expenses comprised of the following: (i) depletion expenses of approximately $94,506 compared to $-0- incurred during the three-month period ended March 31, 2001; (ii) oil and gas production expenses of approximately $30,371 compared to $-0- incurred during the three-month period ended March 31, 2001; and (iii) oil and gas lease costs of approximately $23,641 compared to $-0- incurred during the three-month period ended March 31, 2001. The Company did not incur any of the above expenses during the three-month period ended March 31, 2001, as there were no previous oil and gas operations.

     Of the $371,821 of operating expenses incurred during the three-month period ended March 31, 2002, $223,303 was incurred as general and administrative expenses. General and administrative expenses increased by approximately $119,771 during the three-month period ended March 31, 2002 from $103,532 incurred during the three-month period ended March 31, 2001 to $223,303 incurred during the three-month period ended March 31, 2002. This increase in general and administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to review and due diligence of prospective acquisitions, the acquisition and reorganization and amalgamation of the Subsidiaries, and the exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

     Of the $223,303 incurred as general and administrative expenses during the three-month period ended March 31, 2002, an aggregate of $147,100 was incurred by the Company due and owing to Investor Communications International, Inc. ("ICI") for services rendered by ICI to the Company including, but not limited to, financial, administrative, investor relations and oil and gas management. In addition, during the three-month period ended March 31, 2002, $5,735 was accrued as interest to ICI. As of March 31, 2002, an aggregate principal amount of $281,375 is due and owing ICI, which accrues interest at 10% per annum, and aggregate interest due and owing in $22,226. During the three-month period ended March 31, 2002, the Company paid $400 to ICI towards the aggregate amounts due and owing. One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company. During the three-month period ended March 31, 2002, ICI paid an aggregate of $3,500 to the director for services provided to the Company.

     Although the Company actually incurred $371,821 of operating expenses during the three-month period ended March 31, 2002, such expenses were offset by the realization of $2,028,162 as a gain on disposal of oil and gas properties pursuant to the Share Redemption Agreement.

     As discussed above, the recognition of net income during the three-month period ended March 31, 2002 as compared to the net loss incurred during the three-month period ended March 31, 2001 is attributable primarily to the (i) realization of a gain on the disposal of oil and gas properties pursuant to the Share Redemption Agreement; and (ii) the generation of revenue from operations. The Company's net income during the three-month period ended March 31, 2002 was $1,730,171 or $0.07 per share compared to a net loss of approximately ($106,911) or ($0.01) per share during the three-month period ended March 31, 2001. The weighted average number of shares outstanding was 24,287,307 for the three-month period ended March 31, 2002 as compared to 13,054,200 for the three-month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of the three-month period ended March 31, 2002, the Company's total assets were $1,193,492 consisting of $89,028 in current assets and a $1,104,464 valuation (net of depletion) of the oil and gas properties acquired pursuant to acquisition of the Subsidiaries. The decrease in total assets from fiscal year ended December 31, 2001 was due primarily to the disposition of certain oil and gas properties of the Subsidiaries.

     As of the three-month period ended March 31, 2002, the Company's total liabilities were $1,215,935 compared to total liabilities of $997,281 for fiscal year ended December 31, 2001. This increase in liabilities from fiscal year ended December 31, 2001 was due primarily to the consolidation of the Subsidiaries resulting in (i) an increase of $39,252 in accounts payable and accrued liabilities from $295,796 recorded as of December 31, 2001 to $335,048 recorded as of March 31, 2002; and (ii) an increase of $216,902 due to financial, management, and administrative services provided by related parties from $250,914 recorded as of December 31, 2001 to $467,816 recorded as of March 31, 2002.

     The increase in accounts payable and accrued liabilities resulted from an increase in the accounts payable of the Subsidiaries. The increase in amounts due to related parties resulted from the fees incurred and advances payable to ICI.

     Stockholders' deficit decreased from $1,019,386 for fiscal year ended December 31, 2001 to ($22,443) for the three-month period ended March 31, 2002.

     For the three-month period ended March 31, 2002, net cash from operating activities was $40,138 compared to net cash used in operating activities of ($33,291) for the three-month period ended March 31, 2001 (an increase of $73,429). As noted above, the increase was the result of new oil and gas operations of the Subsidiaries.

     The Company's cash flow used in investing activities during the three-month period ended March 31, 2002 was $21,666 compared to $-0- used in investing activities during the three-month period ended March 31, 2001.

     Cash flows used in financing activities was $37,500 for the three-month period ended March 31, 2002 compared to cash flows from investing activities of $8,500 for the three-month period ended March 31, 2001. Net cash flows used in financing activities during the three-month period ended March 31, 2002 resulted primarily from net loan repayments of $37,500. Net cash flows from financing activities during the three-month period ended March 31, 2001 resulted primarily from net advances of $8,500 from related parties.

FUNDING

     Management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions. The Company terminated its offering during the last quarter of 2001 in which it raised an aggregate of $49,943 pursuant to the offer and sale of 66,591 Units at $0.75 per Unit. Each Unit consisted of three restricted shares of common stock and one warrant entitling the holding to acquire an additional share of restricted common stock at $1.00 per share. The warrants expire April 6, 2003. The securities were not registered under the Securities Act and therefore were offered pursuant to an exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. Management intents to use net proceeds received from the offering for the Company's capital requirements, which consist primarily of oil and gas expenses.

     The Company may finance these expenditures with further issuance of common stock of the Company. The Company believes that any private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next year. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new oil and gas acquisitions or opportunities, which could significantly and materially restrict the Company's business operations.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Pursuant to the terms of the Share Redemption Agreement and as a result of the redemption of 8,400,000 shares of restricted common stock effective March 22, 2002, there was a change in control of the Company. The following table sets forth the name and address, as of the date of this Quarterly Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officers and director, and all officers and directors as a group.

--------------------------------------------------------------------------------
Title of Class    Name and Address of         Amount and Nature         Percent
                   Beneficial Owner               of Class              of Class
--------------------------------------------------------------------------------
                                                          (1)
Common Stock      U. S. Oil & Gas                 2,000,000              12.23%
                  Resources, Inc.
                  1055 Dunsmuir Street
                  Vancouver, British Columbia
                  Canada V7X 1G4
                                                          (1)
Common Stock      Alexander W. Cox                2,177,300              13.31%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6
                                                          (1)
Common Stock      Tri Star Financial Corp.        5,250,000              32.10%
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98320
                                                          (1)
Common Stock      Investor Communications, Inc.   1,000,000               6.11%
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98320
                                                          (1)
Common Stock      All officers and directors        250,000               1.53%
                  as a group (3 persons)
--------------------------------------------------------------------------------
  (1)
   These are restricted shares of Common Stock.

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

     (a) Report on Form 8-K filed April 1, 2002.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HADRO RESOURCES, INC.



Dated: May 13, 2002                    By: /s/ GRANT ATKINS
                                       ----------------------
                                       Grant Atkins
                                       President

                              Hadro Resources, Inc.
                          50 West Liberty, Suite 89501
                                Reno Nevada 89501





May 14, 2002



LaBonte & Co.,
Chartered Accountants
#1205 - 1095 West Pender Street
Vancouver  B.C.  V6E 2M6


Dear Sirs:

In support of your review of the financial statements of Hadro Resources, Inc. for the interim period ended March 31, 2002, we confirm that these interim financial statements represent all material assets, liabilities, revenues and expenses of the Company and approve the issue of these financial statements. In addition, we hereby confirm the following representations to the best of our knowledge and belief:

1. The assets shown in the financial statements are unencumbered assets of the Company except as disclosed in the notes to the financial statements and the company has proper and valid title to all assets disclosed on the balance sheet.

2.   All known significant liabilities are recorded in the financial statements.

3. There are no significant contingent liabilities (claims and possible claims, guarantees, etc.) or pending or actual legal claims against the Company except as disclosed in the financial statements.

4. The notes to the financial statements adequately describe the balance sheet items and disclose all material information relating to the financial position of the Company as at the balance sheet date and the transactions for the period then ended. All significant events subsequent to the date of the balance sheet have been fully disclosed.

5. No commitments have been made for future purchases, sales or other transactions which could materially affect the financial position of the Company other than as disclosed in the financial statements.

6. We understand that you have reviewed the accounting records of the Company and other supporting evidence by methods and to the extent you considered appropriate for the purpose of providing your Review Engagement Report on the financial statements and that such review does not constitute an audit and no opinion is expressed on the financial statements.

7. We hereby confirm that all material business events and transactions of the Company have been discussed and disclosed to you and that management in not aware of any other matters which warrant disclosure in the current financial statements.

8. No significant matters have arisen that would require a restatement of the comparative financial statements, except as disclosed in the financial statements.

9. We confirm that we have read and approved the Company's filing on Form 10Q-SB including the financial statements and other disclosures contained therein.

LaBonte & Co.
May 14, 2002
Page 2



In addition, except for the financial statements contained in the Company's 10-QSB filing, we will attach a copy of your review engagement report when distributing the financial statements to third parties and that these financial statements will not be used in connection with any public offering without your prior consent.


Yours very truly,

Hadro Resources, Inc.

Per:




---------------------------------            -----------------------------------
- Director                                   Date





---------------------------------            -----------------------------------
- Director                                   Date