Form 10QSB
period 2002-06-30
HADRO RESOURCES INC
filed 2002-08-19
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                           435 Martin Street, Suite 2000
                             Blaine, Washington 98270
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (360) 332-1164
                            -------------------------
                           (Issuer's telephone number)


                            50 West Liberty, Suite 880
                                              Reno, Nevada 89501
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X        No
                                 -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of August 12, 2002
-----                                       -----------------------------------
Common Stock, $.001 par value               16,353,973

Transitional Small Business Disclosure Format (check one)

                             Yes            No  X
                                -----         -----

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS                                 F-1

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS               F-2

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS               F-3

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS          F-4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   2

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           10

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   10

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             11

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11

         ITEM 5. OTHER INFORMATION                                           12

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            12

         SIGNATURES                                                          13



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                                      HADRO RESOURCES, INC.

                                   CONSOLIDATED BALANCE SHEETS



                                                                        June 30,   December 31,
                                                                            2002           2001
-----------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                             ASSETS

CURRENT ASSETS
   Cash                                                              $     3,734    $    28,397
   Accounts receivable                                                    52,740         67,168
                                                                     -----------    -----------

                                                                          56,474         95,565

OIL AND GAS PROPERTIES, net of depletion (Note 3)                      1,089,064      1,921,102
                                                                     -----------    -----------

                                                                     $ 1,145,538    $ 2,016,667
                                                                     ===========    ===========


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $   307,680    $   295,796
   Current portion of bank loans (Note 4)                                188,533        161,350
   Due to related parties (Note 6)                                       786,669        250,914
                                                                     -----------    -----------

                                                                       1,282,882        708,060

BANK LOANS (Note 4)                                                      214,221        289,221
                                                                     -----------    -----------

                                                                       1,497,103        997,281
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 5)
 Common stock, $.001 par value, 100,000,000 shares authorized
      16,353,973 shares issued and outstanding (2001 - 24,753,973)        16,354         24,754
   Additional paid-in capital                                          1,186,438      3,950,038
   Deficit                                                            (1,554,357)    (2,955,406)
                                                                     -----------    -----------

                                                                        (351,565)     1,019,386
                                                                     -----------    -----------

                                                                     $ 1,145,538    $ 2,016,667
                                                                     ===========    ===========


                         The accompanying notes are an integral part of these interim consolidated financial statements





                                            HADRO RESOURCES, INC.

                                INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Unaudited)



                                              Three months     Three months      Six months      Six months
                                            ended June 30,   ended June 30,  ended June 30,  ended June 30,
                                                     2002             2001            2002            2001
----------------------------------------------------------------------------------------------------------


REVENUES
   Oil and gas                               $     41,287    $       --      $    110,375    $       --
   Administration fees                              4,743            --             9,485            --
                                             ------------    ------------    ------------    ------------

                                                   46,030            --           119,860            --
                                             ------------    ------------    ------------    ------------

OIL AND GAS EXPENSES
   Depletion                                       15,400            --           109,906            --
   Oil and gas production expenses                    811            --            31,182            --
   Oil and gas lease costs                         13,507           6,009          37,148           9,388
                                             ------------    ------------    ------------    ------------

                                                   29,718            --           178,236            --
                                             ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                            16,312            --           (58,376)           --

GENERAL AND ADMINISTRATIVE EXPENSES              (345,434)       (104,047)       (508,737)       (207,579)

GAIN ON DISPOSAL OF OIL AND GAS PROPERTIES
   (Note 3)                                          --              --         2,028,162            --
                                             ------------    ------------    ------------    ------------

NET INCOME (LOSS) FOR THE PERIOD             $   (329,122)   $   (110,056)   $  1,401,049    $   (216,967)
                                             ============    ============    ============    ============




BASIC NET EARNINGS (LOSS) PER SHARE          $      (0.02)   $      (0.01)   $       0.09    $      (0.02)
                                             ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                 16,353,973      13,054,200      16,353,973      13,054,200
                                             ============    ============    ============    ============


                               The accompanying notes are an integral part of these interim consolidated financial statements

                                                    F-2



                                           HADRO RESOURCES, INC.

                               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)



                                                                              Six months      Six months
                                                                          ended June 30,  ended June 30,
                                                                                    2002            2001
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                           $ 1,401,049    $  (216,967)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depletion                                                                    109,906           --
  - bad debt                                                                      30,000           --
  - gain on disposal of oil and gas properties                                (2,028,162)          --
                                                                             -----------    -----------
                                                                                (487,207)      (216,967)
  - net changes in working capital items                                         532,027        112,321
                                                                             -----------    -----------

CASH FROM (USED IN) OPERATING ACTIVITIES                                          44,820       (104,646)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and gas properties                                                         (21,666)          --
                                                                             -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES                                          (21,666)          --
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net loan repayments                                                            (47,817)        29,500
  Net advances from related parties                                                 --
                                                                             -----------    -----------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES                                   (47,817)        29,500
                                                                             -----------    -----------

DECREASE IN CASH                                                                 (24,663)       (25,146)

CASH, BEGINNING OF PERIOD                                                         28,397         26,070
                                                                             -----------    -----------

CASH, END OF PERIOD                                                          $     3,734    $       924
                                                                             ===========    ===========



OTHER SIGNIFICANT NON-CASH TRANSACTIONS:

During the period the Company reacquired 8,400,000 common shares previously issued to acquire the U.S. Oil & Gas operating subsidiaries in exchange for the transfer of certain oil and gas properties resulting in a gain of $2,028,162.
Refer to Note 3.

                              The accompanying notes are an integral part of
                             these interim consolidated financial statements

                                                   F-3

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


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

As at June 30, 2002, the Company had a working capital deficiency of $1,226,408 and has realized significant losses from its existing oil and gas operations. The Company's continuance of operations and realization of the carrying value of oil and gas properties are contingent on raising additional capital, settling its outstanding debts and on the future development of the Company's oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

HADRO RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
--------------------------------------------------------------------------------
(Unaudited)


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



HADRO RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
--------------------------------------------------------------------------------
(Unaudited)



NOTE 3 - OIL AND GAS PROPERTIES
--------------------------------------------------------------------------------

1.   By agreement dated May 31, 2001 and effective August 29, 2001 between the
     Company and U.S. Oil and Gas Resources Inc. ("US Oil and Gas"), a British
     Columbia public company, the Company acquired three State of Oklahoma registered operating subsidiaries as follows: a 100% interest in Oakhills
     Energy Inc., a 100% interest in Thor Energy Inc. and a 100% interest in O.J. Oil & Gas Inc. ("Operating Subsidiaries). In consideration for these acquisitions, the Company issued 10,000,000 restricted shares of common stock to US Oil and Gas, assumed a loan on behalf of US Oil and Gas of $78,203 and issued 500,000 restricted shares of common stock as a finder's fee. The Operating Subsidiaries own approximately 3,000 acres of oil and gas leases located in the State of Oklahoma and approximately 14 gas and 35 producing and non-producing oil wells in addition to untapped areas for future development.

     This business combination was accounted for using the purchase method of accounting. The purchase price was allocated as follows:

                 Assets acquired at fair value
                      Current assets                                                $  102,553
                      Oil and gas properties                                         3,941,222
                                                                                    ----------

                                                                                     4,043,775
                 Less:  liabilities acquired at fair value
                      Current liabilities                                            (458,476)
                      Loans payable                                                   (42,096)
                                                                                    ----------

                 Purchase price                                                     $3,543,203
                                                                                    ==========

     The purchase price was made up as follows

                 10,000,000 shares paid to US Oil and Gas at $.33 per share         $3,300,000
                 500,000 shares paid as a finder's fee at $.33 per share               165,000
                 Loan assumed on behalf of US Oil and Gas                               78,203
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

     By agreement dated March 22, 2002 the Company reacquired 8,000,000 of its shares of common stock from US Oil & Gas in exchange for the transfer back to US Oil and Gas of certain of its non-producing oil and gas properties owned by the operation subsidiaries. The Company also reacquired 400,000 shares of common stock previously issued as a finder's fee in connection with the original acquisition. The 8,400,000 were returned to treasury and cancelled on March 25, 2002. US Oil & Gas has agreed to grant the Company an option to repurchase a total of 1,500,000 of the remaining 2,000,000 common shares held as follows: 1,000,000 shares at a price of $.75 per share exercisable in whole or in part until December 31, 2002 and 500,000 shares at a price of $1.25 per share exercisable whole or in part until June 30, 2004. Upon expiry of either option term any unexercised shares will be subject to a monthly trading maximum equal to the lesser of 50,000 shares or $200,000 of proceeds. The parties have agreed that US Oil & Gas will use the balance of 500,000 common shares to acquire interests in future oil and gas properties purchased by the Company.

     The properties returned in connection with this agreement had a carrying value of $743,838 at December 31, 2001. The exchange of these properties in return for a total of 8,400,000 shares valued at $2,772,000 resulted in a gain on disposal of these properties of $2,028,162.

                                      F-6

HADRO RESOURCES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 3 - OIL AND GAS PROPERTIES (con't)
--------------------------------------------------------------------------------

2. The Company entered into a letter of intent dated March 15, 2002 with Rubicon Oil & Gas Inc. of Denver, Colorado ("Rubicon") to purchase 75% of Rubicon's interests in oil and gas leases located in six separate prospects in the Uinta Basin of Utah and the Douglas Creek Arch area in Colorado. Rubicon's working interests range from 21% to 100% in gross acreage in excess of 16,000 acres, and net acreage in excess of 7,000 acres. Subject to verification and due diligence, the consideration to be paid to Rubicon was 500,000 restricted common shares plus $500,000 cash, with a Company obligation to invest $2,000,000 in property development expenditures before December 31, 2002. The Company's due diligence indicated higher than anticipated project costs that caused disagreement with the original terms for the sale. As a result the Company terminated negotiations with Rubicon.

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


NOTE 4 - BANK LOANS
--------------------------------------------------------------------------------

During November 2001 Oakhills arranged for a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. The proceeds of the term loan were used to repay certain outstanding debts to creditors, including $219,838 owed to a private company controlled by a director and officer of Oakhills for production services and equipment rentals, and retire all previous outstanding bank loans. The term loan is repayable over three years with monthly principal payments of $12,500 plus interest at 9.5% per annum. The line of credit is repayable on demand with interest at 9.5% per annum. These loans are secured by a fixed charge over the assets of Oakhills including assignment of oil and gas leases and are guaranteed by the parent and a director. As at June 30, 2002, $364,221 (2001 - $439,221) is owing on the term loan and $38,533 (2001 - $11,350) is owing on the line of credit.


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

On December 19, 2001 the Board of Directors authorized and approved, subject to shareholder approval, the adoption of a Non-Qualified Stock Option Plan for non-employee directors, officers and consultants. The Plan provides for grant of options to purchase up to 1,600,000 shares of common stock at a price to be determined by the Board of Directors. No stock options have been granted to date.


NOTE 6 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

One of the directors of the Company has been contracted by Investor Communications, Inc. ("ICI") and is part of the management team provided to Hadro Resources, Inc. by ICI, a shareholder. During the period ended June 30, 2002 a total of $291,940 was incurred to ICI for managerial, administrative and investor relations services provided to the Company. In addition, interest of $15,754 was accrued. At June 30, 2002 $478,430 is owing to this company which accrues interest at 10% per annum and is without specific repayment terms. Interest owing at June 30, 2002 amounted to $32,245.

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


A director of the Company received $3,500 (2001 - nil) from ICI for fees relating to work on the Company. This director is owed $14,279 plus $117 accrued interest for payments on behalf of the Company. These amounts accrue interest at 10% per annum and are without specific repayment terms.

At June 30, 2002 a total of $228,533 is owing to an individual and a private company which is a significant shareholder. During the period ended June 30, 2002 these parties advanced a total of $107,369 (2001 - $8,500). These amounts accrue interest at 10% per annum and are without specific repayment terms. Interest owing at June 30, 2002 amounted to $13,065.

A company associated with a shareholder advanced $20,000 in the period. This amount bears no interest and is without specific repayment terms.

Oak Hills Energy, Inc. incurred $30,000 for remuneration to a director of Oak Hills Energy, Inc. in the period. At June 30, 2002 $174,916 is owing to this director and his private company for unpaid remuneration and production services.

Refer to Note 4.


NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

The Company and its subsidiaries have tax losses of approximately $1,130,000 at June 30, 2002, which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full-deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

No tax provision has been recorded in the current period as the Company has sufficient loss carryforwards to offset all taxable income recorded in the period.

                              Hadro Resources, Inc.
                          435 Martin Street, Suite 2000
                                Blaine, WA 98230




August 16, 2002




LaBonte & Co.,
Chartered Accountants
#1205 - 1095 West Pender Street
Vancouver  B.C.  V6E 2M6


Dear Sirs:


In support of your review of the consolidated financial statements of Hadro Resources, Inc. for the interim period ended June 30, 2002, we confirm that these interim financial statements represent all material assets, liabilities, revenues and expenses of the Company and approve the issue of these financial statements. In addition, we hereby confirm the following representations to the best of our knowledge and belief:

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

LaBonte & Co.
August 17, 2002
Page 2


In addition, except for the financial statements contained in the Company's 10-QSB filing, we will attach a copy of your review engagement report when distributing the financial statements to third parties and that these financial statements will not be used in connection with any public offering without your prior consent.


Yours very truly,

Hadro Resources, Inc.

Per:




-----------------------------               ------------------------------
- Director                                  Date





-----------------------------               ------------------------------
- Director                                  Date

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

     During fiscal year ended December 31, 2001 and the six-month period ended June 30, 2002, the Company generated revenues from consolidated operations. During fiscal year ended December 31, 2001 and the six-month period ended June 30, 2002, the Company generated $83,978 and $119,800, respectively, in oil and gas revenue. During the prior fiscal years, the Company did not generate any revenues from operations and focused primarily on the exploration of potential oil and gas projects. During those prior fiscal years, the Company relied upon internally generated funds from advances, the sale of shares of stock, and loans from its shareholders and private investors to finance its operations and growth. See "Part I. Item 2. Management's Discussion and Analysis or Plan of Operation - Funding".

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

     On January 1, 2002, effective March 22, 2002, the Company and U.S. Oil & Gas entered into a share redemption and asset sale agreement (the "Share Redemption Agreement"). The Share Redemption Agreement was consummated in conjunction with the Company's initiative to divest itself of properties deemed by the Company's management to represent higher risk to obtain desired production for the anticipated well capital costs required. In accordance with the terms of the Share Redemption Agreement, (i) the Company sold to U.S. Oil & Gas certain oil and gas properties previously acquired pursuant to the terms of the Purchase Agreement that did not form part of the Company's overall development strategy; (ii) the Company continues to own 100% of Oakhills Energy, Inc. that provides necessary oil and gas management and operating infrastructure for further acquisitions and projects; (iii) the Company owns a 100% interest in the Comanche, Neida Cassel, Lone Wolf, Jolly and Ingle oil and gas properties held by Oakhills Energy, Inc. that provides the majority of existing revenues to Oakhills Energy, Inc.; (iv) U.S. Oil & Gas returned to the Company 8,000,000 shares of the 10,000,000 shares of restricted common stock previously issued to U.S. Oil & Gas pursuant to the terms of the Purchase Agreement; (v) the 400,000 shares of restricted common stock issued as a finders' fee pursuant to the Purchase Agreement were returned to the Company; (vi) U.S. Oil & Gas granted to the Company an option to acquire from U.S. Oil & Gas 1,500,000 of the remaining 2,000,000 shares of restricted common stock (1,000,000 shares at a price of $0.75 per share exercisable in whole or in part until December 31, 2002 and 500,000 shares at a price of $1.25 per share exercisable in whole or in part until June 30, 2004 (the "Option Term(s)"); (vii) U. S. Oil & Gas agreed that upon expiration of either Option Term any unexercised shares will be subject to a monthly trading maximum equal to the lesser of 50,000 shares or $200,000 of proceeds; and (viii) U.S. Oil & Gas agreed that the balance of 500,000 shares of the remaining 2,000,000 shares will be used by U.S. Oil & Gas to acquire interests in future oil and gas properties acquired by the Company.

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

     As of the date of this Quarterly Report, the Company has completed its due diligence. Management of the Company determined that such due diligence conducted indicated higher than anticipated project costs, which caused disagreement among the parties regarding the original terms for the sale. As a result, the Company terminated its negotiations with Rubicon.

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

Investment in Other Oil and Gas Prospects

     On June 13, 2002, the Company announced that it has committed funding to an exploratory drilling program with Osage Petroleum Corporation of Oklahoma City ("Osage") to participate in 50% of the available interests in up to 4-5 wells to be drilled and located on approximately 320 acres of certain leases in Cleveland County, Oklahoma. A $25,000 non-refundable deposit was advanced by the Company with respect to this program, but upon review of revised drilling cost estimates, drilling rig contracts, and required funding required, the Company has decided to not proceed with participation in this drilling program. As of the date of this news release, the Company has terminated further negotiations and directives with respect to this drilling program.

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

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2002 Compared to Six-Month Period Ended June 30, 2001

     The Company's net income for the six-month period ended June 30, 2002 was approximately $1,401,049 compared to a net loss of approximately $216,967 for the six-month period ended June 30, 2001. During the six-month period ended June 30, 2002, the Company recorded revenue of $119,860 compared to no revenue recorded during the six-month period ended June 30, 2001.

     During the six-month period ended June 30, 2002, the Company recorded operating expenses of approximately $686,973 compared to $216,967 of operating expenses recorded in the same period for 2001 (an increase of $470,006). Of the $686,973 of operating expenses incurred during the six-month period ended June 30, 2002, $178,236 was incurred as oil and gas expenses comprised of the following: (i) depletion expenses of approximately $109,906 compared to $-0-incurred during the six-month period ended June 30, 2001; (ii) oil and gas production expenses of approximately $31,182 compared to $-0- incurred during the six-month period ended June 30, 2001; and (iii) oil and gas lease costs of approximately $37,148 compared to $9,388 incurred during the six-month period ended June 30, 2001. The Company did not incur any depletion or oil and gas production expenses during the six-month period ended June 30, 2001, as there were no previous oil and gas operations.

     Of the $686,973 of operating expenses incurred during the six-month period ended June 30, 2002, $508,737 was incurred as general and administrative expenses. General and administrative expenses increased by approximately $301,158 during the six-month period ended June 30, 2002 from $207,579 incurred during the six-month period ended June 30, 2001 to $508,737 incurred during the six-month period ended June 30, 2002. This increase in general and administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to review and due diligence of prospective acquisitions, the acquisition and reorganization and amalgamation of the Subsidiaries, and the exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

     Of the $508,737 incurred as general and administrative expenses during the six-month period ended June 30, 2002, an aggregate of $291,940 was incurred by the Company due and owing to Investor Communications International, Inc. ("ICI") for services rendered by ICI to the Company including, but not limited to, financial, administrative, investor relations and oil and gas management. In addition, during the six-month period ended June 30, 2002, $15,754 accrued as interest. As of June 30, 2002, an aggregate principal amount of $478,430 is due and owing ICI, which accrues interest at 10% per annum, and aggregate interest is due and owing in the amount of $32,245. During the six-month period ended June 30, 2002, the Company paid $-0- to ICI towards the aggregate amounts due and owing. One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company. During the six-month period ended June 30, 2002, Grant Atkins received an aggregate of $3,500 from ICI for services provided to the Company. The Company also owes Grant Atkins an aggregate of $14,279 plus $117 in accrued interest for payments personally made by Mr. Atkins on behalf of the Company.

     Although the Company actually incurred $686,973 of operating expenses during the six-month period ended June 30, 2002, such expenses were offset by the realization of $2,028,162 as a gain on disposal of oil and gas properties pursuant to the Share Redemption Agreement. This resulted in a net income of $1,401,049 incurred during the six-month period ended June 30, 2002.

     As discussed above, the recognition of net income during the six-month period ended June 30, 2002 as compared to the net loss incurred during the six-month period ended June 30, 2001 is attributable primarily to the (i) realization of a gain on the disposal of oil and gas properties pursuant to the Share Redemption Agreement; and (ii) the generation of revenue from operations. The Company's net income during the six-month period ended June 30, 2002 was $1,401,049 or $0.09 per share compared to a net loss of approximately ($216,967) or ($0.02) per share during the six-month period ended June 30, 2001. The weighted average number of shares outstanding was 16,353,973 for the six-month period ended June 30, 2002 as compared to 13,054,200 for the six-month period ended June 30, 2001.

Three-Month Period Ended June 30, 2002 Compared to Three-Month Period Ended June 30, 2001

     The Company's net loss for the three-month period ended June 30, 2002 was approximately $329,122 compared to a net loss of approximately $110,056 for the three-month period ended June 30, 2001. During the three-month period ended June 30, 2002, the Company recorded revenue of $46,030 compared to no revenue recorded during the three-month period ended June 30, 2001.

     During the three-month period ended June 30, 2002, the Company recorded operating expenses of approximately $375,152 compared to $110,056 of operating expenses recorded in the same period for 2001 (an increase of $265,096). Of the

$375,152 of operating expenses incurred during the three-month period ended June 30, 2002, $29,718 was incurred as oil and gas expenses comprised of the following: (i) depletion expenses of approximately $15,400 compared to $-0-incurred during the three-month period ended June 30, 2001; (ii) oil and gas production expenses of approximately $811 compared to $-0- incurred during the three-month period ended June 30, 2001; and (iii) oil and gas lease costs of approximately $13,507 compared to $6,009 incurred during the three-month period ended June 30, 2001. The Company did not incur any depletion and oil and gas production expenses during the three-month period ended June 30, 2001, as there were no previous oil and gas operations.

     Of the $375,152 of operating expenses incurred during the three-month period ended June 30, 2002, $345,434 was incurred as general and administrative expenses. General and administrative expenses increased by approximately $241,387 during the three-month period ended June 30, 2002 from $104,047 incurred during the three-month period ended June 30, 2001 to $345,434 incurred during the three-month period ended June 30, 2002.

     As discussed above, the increase in net loss incurred during the three-month period ended June 30, 2002 as compared to the net loss incurred during the three-month period ended June 30, 2001 is attributable primarily to the increase in general and administrative expenses. The Company's net loss during the three-month period ended June 30, 2002 was ($329,122) or ($0.02) per share compared to a net loss of approximately ($110,056) or ($0.01) per share during the three-month period ended June 30, 2001. The weighted average number of shares outstanding was 16,353,973 for the three-month period ended June 30, 2002 as compared to 13,054,200 for the three-month period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this Quarterly Report, management of the Company believes that an estimated $1,000,000 is required over the next two years for payment of expenses associated with the ongoing oil and gas exploration, development and production operations of the Company. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from oil and gas production and to obtain advances from certain investors and related parties, as necessary.

     As of the date of this Quarterly Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to funds its business operations and material commitments. The Company must raise additional capital. The Company has not generated sufficient cash flow in the past to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth.

     The Company's future success and viability are entirely dependent upon the Company's current management to generate revenues from business operations, develop new business prospects under consideration, raise additional capital through further private offerings of its stock or loans from private investors. Management is optimistic that the Company will be successful in its capital raising efforts. There can be no assurance, however, that the Company will be able to generate sufficient revenues or raise additional capital. The Company's failure to successfully generate sufficient revenues and/or raise additional capital will have a material and adverse affect upon the Company and its shareholders. See "Part I. Item 2. Management's Discussion and Analysis - Funding".

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

For Six-Month Period Ended June 30, 2002

     As of June 30, 2002, the Company's current assets were $56,474 and its current liabilities were $1,282,882, resulting in a working deficit of $1,226,408. As of June 30, 2002, current assets were comprised of $3,734 in cash and $52,740 in accounts receivable. As of June 30, 2002, current liabilities were comprised of (i) $307,680 in accounts payable and accrued liabilities; (ii) $188,533 in current portion of bank term loan due and owing The Bank N.A. in Oklahoma; and (iii) $786,669 due and owing to related parties.

     As of fiscal year ended December 31, 2002, the Company's current assets were $95,565 and its current liabilities were $708,060, resulting in a working deficit of $612,495. As of December 31, 2002, current assets were comprised of $28,397 in cash and $67,168 in accounts receivable. As of December 31, 2002, current liabilities were comprised of (i) $295,796 in accounts payable and accrued liabilities; (ii) $161,350 in current portion of bank loan due and owing; and (iii) $250,914 due and owing to related parties.

     As of June 30, 2002, the Company's total assets were $1,145,538 comprised of $56,474 in current assets and $1,089,064 in valuation of oil and gas properties (net of depletion) acquired pursuant to acquisition of the Subsidiaries. As of December 31, 2002, the Company's total assets were $2,016,667 comprised of $95,565 in current assets and $1,921,102 in valuation of oil and gas properties (net of depletion). The decrease in total assets during the six-month period ended June 30, 2002 from fiscal year ended December 31, 2001 was primarily due to the decreased valuation of the Subsidiaries' oil and gas properties.

     As of June 30, 2002, the Company's total liabilities were $1,497,103 comprised of $1,282,882 in current liabilities and $214,221 due and owing on the term loan to The Bank N.A. of Oklahoma. As of December 31, 2002, the Company's total liabilities were $997,281 comprised of $708,060 in current liabilities and $289,221 due and owing on the term loan. The increase in total liabilities during the six-month period ended June 30, 2002 from fiscal year ended December 31, 2001 was due primarily to the consolidation of the Subsidiaries resulting in an increase of $535,755 due to financial, management, and administrative fees incurred and advances payable to ICI. See "Part I. Item 2. Management's Discussion and Analysis or Plan of Operation - Material Commitments".

     Stockholders' deficit decreased from $1,019,386 for fiscal year ended December 31, 2001 to ($351,565) for the six-month period ended June 30, 2002.

     For the six-month period ended June 30, 2002, net cash from operating activities was $44,820 compared to net cash used in operating activities of ($104,646) for the six-month period ended June 30, 2001. As noted above, the increase in net cash from operating activities was comprised of a net gain of $1,401,049 for the six-month period ended June 30, 2002 compared to a net loss of ($216,967) for the six-month period ended June 30, 2001. Changes in non-cash working capital items increased to $532,027 for the six-month period ended June 30, 2002 compared to $112,321 for the six-month period ended June 30, 2001.

     The Company's cash flow used in investing activities during the six-month period ended June 30, 2002 was ($21,666) compared to $-0- used in investing activities during the six-month period ended June 30, 2001.

     Cash flows used in financing activities was ($47,817) for the six-month period ended June 30, 2002 compared to cash flows from investing activities of $29,500 for the six-month period ended June 30, 2001. Net cash flows used in financing activities during the six-month period ended June 30, 2002 resulted primarily from net loan repayments of $47,817. Net cash flows from financing activities during the six-month period ended June 30, 2001 resulted primarily from net advances of $29,500 from related parties.

MATERIAL COMMITMENTS

     In connection with the oil and gas exploration, development and production expenses and other overhead costs incurred, the Company and/or its subsidiary borrowed funds pursuant to various contractual arrangements representing the following material commitments.

The Bank N.A. in Oklahoma

     A significant and estimated commitment for the Company for fiscal year 2002 is the amounts due and owing under a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. During November 2001, the Company's subsidiary, Oakhills Energy Inc., arranged for such term loan and operating line of credit. Pursuant to the terms of the arrangement, the proceeds of the term loan were used to repay certain outstanding debts to creditors (including amounts owed to a private company controlled by a prior director and officer of Oakhills Energy Inc. for production services and equipment rentals) and to retire all previous outstanding bank loans. The term loan is repayable over three years with monthly principal payments of $12,500 plus interest at 9.5% per annum. The operating line of credit is repayable on demand with interest at 9.5% per annum. The term loan and operating line of credit are secured by a fixed charge over the assets of Oakhills Energy Inc., including assignment of oil and gas leases, and are guaranteed by the Company and a director. As of June 30, 2002, $364,221 is due and owing on the term loan and $38,533 is due and owing on the operating line of credit.

Amounts Due to Related Parties

     A significant and estimated commitment for the Company for fiscal year 2002 is the amounts due and owing to related parties as follows: (i) $478,430 in aggregate principal and $32,245 in accrued interest due and owing ICI, which accrues interest at 10% per annum and is without specific repayment terms; (ii) $228,533 in aggregate principal and $13,065 in accrued interest due and owing to a private individual and company (which is a significant shareholder of the Company), which accrues interest at 10% per annum and is without specific repayment terms; and (iii) $174,916 remaining due and owing to the private company and director of Oakhills Energy Inc. for unpaid remuneration and production services, which accrues interest at 10% per annum and is without specific repayment terms.

FUNDING

     Management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions. The Company may finance these expenditures with future issuances of common stock of the Company. The Company believes that any private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next year. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new oil and gas acquisitions or opportunities, which could significantly and materially restrict the Company's business operations.


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

-------------------------------------------------------------------------------
Title of Class    Name and Address of           Amount and Nature       Percent
                   Beneficial Owner                 of Class            of Class
--------------------------------------------------------------------------------
                                                           (1)
Common Stock      U. S. Oil  & Gas                 2,000,000             12.23%
                  Resources, Inc.
                  1055 Dunsmuir Street
                  Vancouver, British Columbia
                  Canada V7X 1G4
                                                           (1)
Common Stock      Alexander W. Cox                 2,177,300             13.31%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6
                                                           (1)
Common Stock      Tri Star Financial Corp.         5,250,000             32.10%
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98320
                                                           (1)
Common Stock      Investor Communications, Inc.    1,000,000              6.11%
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98320
                                                           (1)
Common Stock      All officers and directors         250,000              1.53%
                  as a group (2 persons)
________________________________________________________________________________
(1)
   These are restricted shares of Common Stock.

     There are no arrangements or understandings among the persons referenced above or any of their respective associates concerning election of directors or any other matters which may require shareholder approval.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 19, 2001, the Board of Directors approved and authorized, subject to shareholder approval, certain corporate actions, which the Board of Directors deemed to be in the best interests of the Company and its shareholders. The Board of Directors further authorized and directed the filing with the Securities and Exchange Commission and subsequent distribution to ten or less shareholders of the Company who held of record as of May 3, 2002 at least a majority of the issued and outstanding shares of Common Stock, an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended. On approximately May 14, 2002, the Definitive Information Statement was filed with the Securities and Exchange Commission and distributed to all shareholders of the Company.

     On June 24, 2002, a Written Consent of Shareholders of the Company was executed pursuant to which the shareholders (i) approved the adoption of a non-qualified stock option plan for non-employee directors, officers and consultants of the Company; (ii) elected three persons to serve as directors of the Company until the next annual meeting of the Company's shareholders or until their successor has been elected and qualified; and (iii) ratified the election of LaBonte & Co. as independent public accountants for the Company for fiscal year ending December 31, 2002.

Non-Qualified Stock Option Plan

     On December 19, 2001, the Board of Directors of the Company unanimously approved and adopted a non-qualified stock option plan (the "Stock Option Plan"), and on June 24, 2002, the shareholders of the Company pursuant to a Written Consent of Shareholders approved the adoption of the Stock Option Plan. The Stock Option Plan provides for the grant of options to purchase an aggregate of 1,600,000 shares of Common Stock at an option price that may be greater than, less than or equal to the market value of the Common Stock at the date of grant in the discretion of the Board of Directors. The purpose of the Stock Option Plan is to make options available to directors, management and significant contractors of the Company in order to encourage them to secure an increase on reasonable terms of their stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services rendered.

     The Stock Option Plan is to be administered by the Board of Directors of the Company, or a Compensation Committee, which determines the persons to be granted options under the Stock Option Plan, the number of shares subject to each option, the exercise price of each option and the option period, and the expiration date, if any, of such options. The exercise of an option may be less than fair market value of the underlying shares of Common Stock. No options granted under the Stock Option Plan will be transfereable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee.

     The exercise price of an option granted pursuant to the Stock Option Plan may be paid in cash, by the surrender of options, in Common Stock, in other property, including the optionee's promissory note, or by a combination of the above.

     As of the date of this Quarterly Report, no options have been granted. The Board of Directors is authorized, without further shareholder approval, to grant such options from time to time up to an aggregate of 1,600,000 shares of Common Stock. The Board of Directors may thus in general determine the number of shares subject to such option, the exercise price of such option, the option period, and the expiration date of such options, if any.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     (a) 99.1 Non-Qualified Stock Option Plan.
     (b) 99.2 Certification Pursuant to 18 U.S.C. Section 1350.

     Reports:

     (a) Report on Form 8-K filed April 4, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            HADRO RESOURCES, INC.



Dated: August 16, 2002                      By:  /s/  GRANT ATKINS
                                            --------------------------------
                                                      Grant Atkins, President
                                                      and Chief Executive
                                                      Officer