Form 10QSB
period 2002-09-30
HADRO RESOURCES INC
filed 2002-11-15
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                             Yes   X        No
                                 -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 12, 2002
-----                                       -----------------------------------
Common Stock, $.001 par value               22,431,693

Transitional Small Business Disclosure Format (check one)

                             Yes            No   X
                                 -----         -----

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 CONSOLIDATED BALANCE SHEETS                                 2

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS               3

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS               4

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS          5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   11

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           23

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   24

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             26

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         26

         ITEM 5. OTHER INFORMATION                                           27

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            27

         SIGNATURES                                                          27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                              HADRO RESOURCES, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (unaudited)






CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                     HADRO RESOURCES, INC.

                                  CONSOLIDATED BALANCE SHEETS



                                                                    September 30,   December 31,
                                                                         2002           2001
                                                                     -----------    -----------
                                                                     (Unaudited)
                                            ASSETS

CURRENT ASSETS
   Cash                                                              $     4,716    $    28,397
   Accounts receivable                                                    58,292         67,168
                                                                     -----------    -----------

                                                                          63,008         95,565

OIL AND GAS PROPERTIES, net of depletion of $2,600,368
   (2001 - $2,078,063) (Note 3)                                          676,664      1,921,102
                                                                     -----------    -----------

                                                                     $   739,672    $ 2,016,667
                                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          $   322,018    $   295,796
   Current portion of bank loans (Note 4)                                207,094        161,350
   Convertible notes (Note 5)                                             21,525           --
   Due to related parties (Note 7)                                       114,756        250,914
                                                                     -----------    -----------

                                                                         665,393        708,060

BANK LOANS (Note 4)                                                      212,611        289,221
                                                                     -----------    -----------

                                                                         878,004        997,281
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 6)
   Common stock, $.001 par value, 100,000,000 shares authorized
      16,353,973 shares issued and outstanding (2001 - 24,753,973)        16,354         24,754
   Additional paid-in capital                                          2,121,579      3,950,038
   Obligation to issue shares                                            664,077           --
   Deficit                                                            (2,940,342)    (2,955,406)
                                                                     -----------    -----------

                                                                        (138,332)     1,019,386
                                                                     -----------    -----------

                                                                     $   739,672    $ 2,016,667
                                                                     ===========    ===========


The accompanying notes are an integral part of these interim consolidated financial statements


                                         HADRO RESOURCES, INC.

                             INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                              (Unaudited)



                                             Three months    Three months     Nine months     Nine months
                                                    ended           ended           ended           ended
                                             September 30,   September 30,   September 30,   September 30,
                                                     2002            2001            2002            2001
                                             ------------    ------------    ------------    ------------
REVENUES
   Oil and gas                               $     43,893    $     20,424    $    154,268    $     20,424
   Administration fees                              4,742            --            14,227            --
                                             ------------    ------------    ------------    ------------

                                                   48,635          20,424         168,495          20,424
                                             ------------    ------------    ------------    ------------

OIL AND GAS EXPENSES
   Depletion                                      412,400          25,500         522,306          25,500
   Oil and gas production expenses                    631          33,144          31,813          33,144
   Oil and gas lease costs                         15,239            --            52,387            --
                                             ------------    ------------    ------------    ------------

                                                  428,270          58,644         606,506          58,644
                                             ------------    ------------    ------------    ------------

OPERATING LOSS                                   (379,635)        (38,220)       (438,011)        (38,220)

GENERAL AND ADMINISTRATIVE EXPENSES               (71,209)       (158,850)       (639,946)       (375,818)

FINANCE FEE (Note 5)                             (935,141)           --          (935,141)           --

GAIN ON DISPOSAL OF OIL AND GAS PROPERTIES
   (Note 3)                                          --              --         2,028,162            --
                                             ------------    ------------    ------------    ------------

NET INCOME (LOSS) FOR THE PERIOD             $ (1,385,985)   $   (197,070)   $     15,064    $   (414,038)
                                             ============    ============    ============    ============




BASIC NET EARNINGS (LOSS) PER SHARE          $      (0.08)   $      (0.02)   $       0.00    $      (0.03)
                                             ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                 16,353,973      14,421,100      18,907,819      14,201,136
                                             ============    ============    ============    ============


     The accompanying notes are an integral part of these interim consolidated financial statements


                                          HADRO RESOURCES, INC.

                              INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               (Unaudited)


                                                                             Nine months    Nine months
                                                                                   ended          ended
                                                                            September 30,  September 30,
                                                                                    2002           2001
                                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                           $    15,064    $  (414,038)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depletion                                                                    522,306         25,000
  - bad debt                                                                      30,000           --
  - non cash finance fee                                                         935,141           --
  - gain on disposal of oil and gas properties                                (2,028,162)          --
                                                                             -----------    -----------

                                                                                (525,651)      (388,538)
  - net changes in working capital items                                         533,017         58,855
                                                                             -----------    -----------

CASH FROM (USED IN) OPERATING ACTIVITIES                                           7,366       (329,683)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and gas properties                                                         (21,706)         1,453
                                                                             -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES                                          (21,706)         1,453
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net loan repayments                                                            (30,866)        (4,420)
  Net advances from related parties                                                 --          258,979
  Convertible notes payable                                                       21,525           --
  Net proceeds on sale of common stock                                              --           49,943
                                                                             -----------    -----------

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES                                    (9,341)       304,502
                                                                             -----------    -----------

DECREASE IN CASH                                                                 (23,681)       (23,728)

CASH, BEGINNING OF PERIOD                                                         28,397         26,070
                                                                             -----------    -----------

CASH, END OF PERIOD                                                          $     4,716    $     2,342
                                                                             ===========    ===========



OTHER SIGNIFICANT NON-CASH TRANSACTIONS:

During 2002 the Company reacquired 8,400,000 common shares previously issued to acquire the U.S. Oil & Gas operating subsidiaries in exchange for the transfer of certain oil and gas properties resulting in a gain of $2,028,162. Refer to
Note 3.

During 2002 the Company agreed to settle $664,076 of debt by the issuance of 6,077,720 common shares. Refer Note 6.


    The accompanying notes are an integral part of these interim consolidated financial statements

                                                    4

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

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

As at September 30, 2002, the Company had a working capital deficiency of $602,385 and has realized significant losses from its existing oil and gas operations. The Company's continuance of operations and realization of the carrying value of oil and gas properties are contingent on raising additional capital, settling its outstanding debts and on the future development of the Company's oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The Company applies a ceiling test to capitalized costs to ensure that such costs do not exceed estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of the carrying value is charged to depletion in the period.

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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

Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company has adopted the provisions of SFAS 141 which did not have a material impact on the Company's financial position or results of operations.

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

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
                                                                    -----------

                                                                    $ 3,543,203
                                                                    ===========

     The Company's independent petroleum engineer revised the economic evaluation of the Company's proven recoverable oil and gas reserves based on current market prices and as a result at December 31, 2001 the Company wrote down the carrying value of oil and gas properties to the revised evaluation resulting in a depletion provision of $2,078,063.

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

     US Oil & Gas previously agreed to grant the Company an option to repurchase a total of 1,500,000 of the remaining 2,000,000 common shares held as follows: 1,000,000 shares at a price of $.75 per share exercisable in whole or in part until December 31, 2002 and 500,000 shares at a price of $1.25 per share exercisable whole or in part until June 30, 2004. Upon expiry of either option term any unexercised shares will be subject to a monthly trading maximum equal to the lesser of 50,000 shares or $200,000 of proceeds. The parties also previously agreed that US Oil & Gas will use the balance of 500,000 common shares to acquire interests in future oil and gas properties purchased by the Company.

     Subsequent negotiations have resulted in the termination of above noted option purchase arrangements. The 2,000,000 shares owned by US Oil & Gas are subject to a Lock-up and Leakage Agreement dated October 16, 2002 whereunder the 2,000,000 shares may not be sold at more than 166,667 shares in any month, non cumulative beginning January 1, 2003.

     The properties returned in connection with this agreement had a carrying value of $743,838 at December 31, 2001. The exchange of these properties in return for a total of 8,400,000 shares valued at $2,772,000 resulted in a gain on disposal of these properties of $2,028,162.

     The Company is in preliminary negotiations to sell some or all of the remaining properties and as a result of this and the continuing operating losses being generated by the wells, the Company has recognized additional depletion of $400,000 in addition to ongoing depletion of $122,306 in the period. Refer to Note 9.

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

NOTE 3 - OIL AND GAS PROPERTIES (cont'd)
--------------------------------------------------------------------------------

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

3. During June 1999, the Company entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of thirty-five (35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico to the Company. The Company has conducted ongoing due diligence regarding the Leasehold Interests, and has deemed that exploration initiatives represent higher degrees of risk than the Company's management currently wishes to participate. Accordingly, the Company has decided not to renew any of the leases, and all leases will be dropped in 2002.

NOTE 4 - BANK LOANS
--------------------------------------------------------------------------------

During November 2001 Oakhills arranged for a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. The proceeds of the term loan were used to repay certain outstanding debts to creditors, including $219,838 owed to a private company controlled by a director and officer of Oakhills for production services and equipment rentals, and retire all previous outstanding bank loans. The term loan is repayable over three years with monthly principal payments of $12,500 plus interest at 9.5% per annum. The line of credit is repayable on demand with interest at 9.5% per annum. These loans are secured by a fixed charge over the assets of Oakhills including assignment of oil and gas leases and are guaranteed by the parent and a director. As at September 30, 2002, $374,125 including accrued interest (2001 - $105,854) is owing on the term loan and $45,580 (2001 - $10,025) is owing on the line of credit.

The long term loan is currently three months in arrears in principal payments of $37,500 and interest of $11,514. The Company is in preliminary negotiations to sell some or all of its remaining properties and will use some or all of the proceeds to pay down its bank obligations.

NOTE 5 - CONVERTIBLE NOTES
--------------------------------------------------------------------------------

The Company has two outstanding convertible notes totalling $21,525 which are dated September 23, 2002, which were issued to two shareholders for funds advance. These loans are due on demand, bear interest at 9% per annum and are convertible (principal and interest) into shares of common stock at a rate of $0.15 per share. The terms of the convertible notes include an anti-dilution provision which provides the note holders with the right to convert the outstanding debt into a total of 956,666 post reverse split shares of common stock in the event that the Company completes its 1:20 reverse split. In accordance with EITF 98-5 and 00-27 the Company has determined the beneficial conversion feature embedded in the promissory notes using the most favourable beneficial conversion feature. This has been valued using the intrinsic value method and resulted in the recording of a finance fee of $935,141 and an increase in additional paid up capital of $935,141.

NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

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

Concurrent with the Company entering into an agreement in principle to acquire Petrogen, Inc. (Refer to Note 9) the Board of Directors approved a 1 for 20 reverse stock split subject to shareholder approval.

On September 23, 2002 the Company entered into debt settlement agreements whereby $664,077 of debt owing to related parties was to be settled by the issuance of 6,077,720 common shares at a price of $0.11 per share. As at September 30, 2002 this amount has been recorded as an obligation to issue shares as the shares have not yet been issued.

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

One of the directors of the Company has been contracted by Investor Communications, Inc. ("ICI") and is part of the management team provided to Hadro Resources, Inc. by ICI, a shareholder. During the nine month period ended September 30, 2002 a total of $291,940 was incurred to ICI for managerial, administrative and investor relations services provided to the Company. In addition, interest of $32,245 was accrued. On September 23, 2002 the Company agreed to issue 4,787,517 shares in settlement of $523,103 in debt owing to ICI. At September 30, 2002 $100,000 is owing to this company which bears interest at 10% per annum and is without specific repayment terms.

A director of the Company received $5,325 (2001 - $18,250) from ICI for fees relating to work on the Company. This director is owed $14,279 plus $477 accrued interest for payments made on behalf of the Company. These amounts accrue interest at 10% per annum and are without specific repayment terms.

On September 23, 2002 the Company agreed to issue 1,290,203 common shares to an individual and private company which are significant shareholders of the company in settlement of debt owned to them in the amount of $140,973.

A company associated with a shareholder advanced $20,000 in the period. Of this amount, $10,000 was converted to a convertible promissory note dated September 23, 2002, bearing interest at 9% per annum and convertible (principal and interest) into common shares at a rate of $0.15 per share.

During the nine month period, Oak Hills Energy, Inc. incurred $45,000 for remuneration to a director of Oak Hills Energy, Inc. At September 30, 2002 $180,516 is owing to this director and his private company for unpaid remuneration and production services and are included in accounts payable.

Refer to Note 4.

NOTE 8 - INCOME TAXES
--------------------------------------------------------------------------------

The Company and its subsidiaries have tax losses of approximately $1,130,000 at September 30, 2002, which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full-deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

No tax provision has been recorded in the current period as the Company has sufficient loss carryforwards to offset all taxable income recorded in the period.

NOTE 9 - SUBSEQUENT EVENT
--------------------------------------------------------------------------------

The Board of Directors approved the execution of an agreement in principle dated October 11, 2002 (the "Agreement") among the Company, Petrogen, Inc., a Colorado corporation ("Petrogen"), and the shareholders of Petrogen (collectively, the "Petrogen Shareholders") whereby the Company will acquire 100% of the issued and outstanding common shares of Petrogen.

Petrogen is an energy company specializing in the development of domestic energy. In accordance with the terms of the Agreement, it has been agreed, subject to normal due diligence, formal agreement and board of director and shareholder ratification conditions precedent, that: (i) Petrogen will become a wholly-owned subsidiary of the Company and its business operations will be in oil and gas exploration and development; (ii) the Company will change its name to "Petrogen Corp."; (iii) the Company will sell substantially all of its remaining assets consequent upon the consummation of the Agreement; and (iv) the Company will adopt and implement a stock option plan for key personnel of the Company subject to approval by the shareholders of the Company.

Pursuant to the terms of the Agreement, the Company will acquire from the Petrogen Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Petrogen in exchange for issuance to the Petrogen Shareholders of approximately 7,000,000 post-reverse stock split shares of the Company's restricted common stock (assuming that a prior reverse stock split of one-for-twenty will have been effectuated). In the event the Agreement is consummated and the Company issues 7,000,000 post-reverse stock split shares of its restricted common stock, there will be a change in control of the Company with the previous shareholders of Petrogen owning approximately 77% of the issued and outstanding common shares of the Company.

                             HADRO RESOURCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


--------------------------------------------------------------------------------

As a condition to entering into the Agreement, the Company has agreed to advance to Petrogen not less than $250,000 within five (5) business days of raising a minimum of $250,000. In accordance with any loan made to Petrogen, any principal amount will bear interest at the rate of ten percent (10%) per annum, and will be secured pursuant to a senior fixed and floating charge on all of the assets of Petrogen (the "Loan Agreement").

Pursuant to the proposed terms of the Loan Agreement, it is anticipated that the principal amount will be repaid to the Company on or before the day which is ninety (90) calendar days from the earlier of one (1) year from the execution date of the Loan Agreement or the date upon which the Company's proposed purchase of all of the issued and outstanding shares of Petrogen under the terms of the Agreement terminates for any reason whatsoever. It is also anticipated that Petrogen will have the right to prepay any portion of the aggregate principal and accrued interest due to the Company in whole or in part prior to the due date. Should the Agreement terminate for any reason prior to closing, the terms and provisions of the Loan Agreement are expected to provide the Company with the right, in its sole and absolute discretion, to elect to convert the principal and accrued interest due to the Company into shares of common stock representing up to five percent (5%) participating and voting interest in Petrogen.

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

     During fiscal year ended December 31, 2001 and the nine-month period ended September 30, 2002, the Company generated revenues from consolidated operations. During fiscal year ended December 31, 2001 and the nine-month period ended September 30, 2002, the Company generated $83,978 and $154,268, respectively, in oil and gas revenue. During the prior fiscal years, the Company did not generate any revenues from operations and focused primarily on the exploration of potential oil and gas projects. During those prior fiscal years, the Company relied upon internally generated funds from advances, the sale of shares of stock, and loans from its shareholders and private investors to finance its operations and growth. See "Part I. Item 2. Management's Discussion and Analysis or Plan of Operation - Funding".

BUSINESS OPERATIONS

Potential Acquisition of Petrogen, Inc.

     The Board of Directors of the Company, at a special meeting, approved the execution of an agreement in principle dated October 11, 2002 (the "Agreement") among the Company, Petrogen, Inc., a Colorado corporation ("Petrogen"), and the shareholders of Petrogen (the "Petrogen Shareholders"). It is anticipated that the Agreement will become effective and the acquisition of Petrogen will be consummated by approximately January 31, 2003, upon the execution of a written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's common stock approving the taking of certain corporate actions without a meeting (the "Written Consent"). See "Part II. Other Information. Item 4. Submission of Matters to a Vote of Security Holders."

     Petrogen is an energy company specializing in the development of domestic energy. Petrogen has operations based in Houston, Texas, and is committed to developing into a leading independent oil and gas competitor through systematically expanding operations, increasing yearly revenues and booking new reserves. In accordance with the terms of the Agreement, it has been agreed, subject to normal due diligence, formal agreement and board or director and shareholder ratification conditions precedent, that (i) Petrogen will become a wholly-owned subsidiary of the Company and its business operations will be in oil and gas exploration and development; (ii) the Company will change its name to "Petrogen Corp." and its trading symbol; (iii) the Company will sell substantially all of its remaining assets consequent upon the consummation of the Agreement; and (iv) the Company will adopt and implement a stock option plan for key personnel of the Company, subject to approval by the shareholders of the Company.

     Pursuant to the terms of the Agreement, the Company will acquire from the Petrogen Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Petrogen in exchange for issuance to the Petrogen Shareholders of approximately 7,000,000 shares of the Company's restricted common stock (assuming a reverse stock split will have been effectuated). The Company and Petrogen desire to provide for and maintain an orderly trading market and stable price for the Company's shares of common stock. It is anticipated that upon consummation of the Agreement, the Company and certain Petrogen Shareholders representing an aggregate of 7,000,000 shares of Common Stock (collectively, the "Pooled Shares"), will enter into a voluntary pooling agreement (the "Pooling Agreement"). Pursuant to the proposed terms and provisions of the Pooling Agreement, the Pooled Shares will not be traded and become available for trading and released and sold in the following manner: (i) an initial ten percent (10%) of the Pooled Shares will be released to the pooled shareholders on the date which is one calendar year from the closing date of the Agreement (the "First Release Date"); and (ii) a further ten percent (10%) will be released to the pooled shareholders on each of the dates which are every three (3) calendar months from the First Release Date in accordance with each pooled shareholder's respective shareholdings. In the event the Agreement is consummated and the Company issues 7,000,000 shares of its restricted common stock (after the effectuation of a reverse stock split), there will be a change in control of the Company.

     In conjunction with the terms and conditions of the Agreement, the Company's resulting business upon consummation of the Agreement will be comprised of a one hundred percent (100%) registered and beneficial working interest in and to all of Petrogen's business assets at that time, which shall include all of the then business assets of Petrogen's affiliated company, Petrogen International Corporation ("Petrogen Corporation"). Petrogen Corporation shall retain, at all times, a ten percent (10%) net revenue (carried) interest in and to such business assets together with the right, as operator in respect of such business assets, to charge an administrative fee of ten percent (10%) of project costs for all development expenditures incurred in connection therewith. Development expenditures are defined as those costs which are incurred in the normal course of business in the oil and gas industries, which would include, but are not limited to, the costs incurred in the processes of exploring upon and/or developing oil and gas leases, operations and administrative expenses, work over expenses, recompletion and completion expenses, specialists and consultants fees, environmental protection costs, clean-up costs, etc.

     Secured and Convertible Loan Agreement

     As a condition to entering into and in accordance with the Agreement, the Company has agreed to advance to Petrogen the aggregate principal sum of not less than $250,000 within five (5) business days of raising a minimum of $250,000. In accordance with any loan made to Petrogen, any principal sum loan amount will bear interest accruing at the rate of ten percent (10%) per annum, and any such principal sum loan amount will be secured pursuant to a senior fixed and floating charge on all of the assets of Petrogen (the "Loan Agreement").

     Pursuant to the proposed terms and provisions of the Loan Agreement, it is anticipated that the aggregate principal loan sum amount will be repaid to the Company on or before the day which is ninety (90) calendar days from the earlier of one (1) year from the execution date of the Loan Agreement or the date upon which the Company's proposed purchase of all of the issued and outstanding shares of Petrogen under the terms of the Agreement terminates for any reason whatsoever (the "Final Payment Date"). It is also anticipated that Petrogen will have the right to prepay and redeem any portion of the aggregate principal loan sum amount and accrued interest due and owing the Company in whole or in part prior to the Final Payment Date by providing the Company with no less than thirty (30) calendar day's prior written notice (the "Right of Redemption").

     Subject to Petrogen's Right of Redemption, and should the Agreement terminate for any reason prior to closing, the terms and provisions of the Loan Agreement are expected to provide the Company with the right, in its sole and absolute discretion, to elect to convert the aggregate principal loan sum amount and accrued interest due and owing the Company into shares of common stock representing a participating and voting interest in and to Petrogen.

     The Company and Petrogen have agreed that as a pre-condition to closing such acquisition and the consummation of the Agreement, both parties may conduct, to their satisfaction, due diligence which may include, but is not limited to, financial statements, inventory of assets and liabilities, confirmation that each party has complied with all regulatory filings and receipt of necessary approvals regarding the transaction.

     Petrogen, Inc. Corporate Profile

     Petrogen Inc. is an emerging energy company specializing in the development of domestic energy. Petrogen has operations based in Houston, Texas, and is committed to developing into a leading independent oil and gas competitor through systematically expanding operations, increasing yearly revenues and consistently booking new reserves without risking the stability of operations or shareholder value.

     During the past year, management of the Company believes that Petrogen has assembled a group of highly qualified professionals from the oil and gas industry who possess major international energy company and independent operator expertise. This team of professionals has an acute understanding in assessing highly viable prospect opportunities and the ability to negotiate favorable project agreements that present high possible upside potential to the Company. Management of the Company believes that Petrogen has acquired, to date, net reserves of 23.5 billion cubic feet gas (BCFG) and 935,000 barrels of oil (BO) of proven developed non-producing (PDNP) and proven undeveloped (PUD) reserves. Additional probable reserves are estimated to be 28.9 BCFG and 985,000 BO.

     Petrogen's immediate efforts are focused on placing the numerous shut-in gas wells located on its properties in the states of Texas, Mississippi and Wyoming back into production, and to immediately implement additional development operations on these same properties with the commencement of drilling new wells into proven undeveloped reserves.

     Petrogen is also currently working in collaboration to complete the acquisition of four additional property opportunities that fall within the same criteria of providing Petrogen with immediate proven developed revenue stream potential and undeveloped reserve upside. Petrogen plans to commence a major development initiative upon its Texas Gulf Coast property, Hawes Field, in the spring of 2003, under which planned drilling of several new wells to place back into production a gross natural gas reserve of 12.8 BCFG.

     Petrogen plans to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunity for the Company and its shareholders over the immediate, near and long term.

     Stock Option Plan

     In conjunction with the Agreement, on October 15, 2002, the board of directors of the Company unanimously approved and adopted a stock option plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

     The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of common stock of the Company, not to exceed 2,000,000 as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

     In the event an optionee who is a director or officer of the Company ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee who is an employee or consultant of the Company ceases to be employed by the Company, any Stock Option held by such optionee generally may be exercisable within up to sixty (60) calendar days (or up to thirty (30) calendar days where the optionee provided only investor relations services to the Company) after the effective date that his employment ceases, and after such 60- or 30-day period any unexercised Stock Option shall expire.

     No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

     The exercise price of a Stock Option granted pursuant to the Stock Option Plan shall be paid in cash or certified funds upon exercise of the option.

     Incentive Stock Options. The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of Common Stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of Common Stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of Common Stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

     As of the date of this Quarterly Report, no Stock Options nor Incentive Stock Options have been granted. Pursuant to the terms and provisions of the Agreement the Company is expected to cause to be filed with the Securities and Exchange Commission registration statements on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". It is intended that a S-8 registration statement will become effective registering Stock Options under the Stock Option Plan in the amount of 2,000,000 shares at $0.50 per share. Upon approval by the shareholders of the Stock Option Plan pursuant to the Written Consent, the board of directors will be authorized, without further shareholder approval, to grant such options from time to time to acquire up to an aggregate of 2,000,000 shares of the Company's restricted common stock.

     Change in Board of Directors and Election of Officers

     As of the date of this Quarterly Report, the sole officer and director of the Company is Mr. Grant Atkins. In conjunction with the Agreement, the following individuals have been proposed for election and appointment to serve as directors of the Company commensurate with consummation of the Agreement and shareholder approval pursuant to the Written Consent until the next annual meeting of the Company's shareholders or until their successor has been elected and qualified.

     GRANT ATKINS has been the President, Secretary and Treasurer and a Director of the Company since December 14, 2000. For the past six years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. During 1998 and 1999, Mr. Atkins was a consultant through the private management consulting companies of TriStar Financial Services, Inc. and Investor Communications International, Inc. Mr. Atkins is also a member of the board of directors of Intergold Corporation, a publicly traded corporation formerly engaged in the exploration of gold and silver, a member of the board of directors and the president of Vega-Atlantic Corporation, a publicly traded corporation engaged in the worldwide exploration of oil and gas, gold and other precious metals, and a member of the board of directors of GeneMax Corp., a publicly traded corporation.

     SACHA H. SPINDLER has been nominated to be a director of the Company. Mr. Spindler currently is the president, chief executive officer and a director of Petrogen. Mr. Spindler, as a co-founder of Petrogen, has developed an entrepreneurial expertise that has spanned over 21 years through his having started and operated several successful business ventures, as well as providing supervisory, management and corporate development expertise as a consultant to numerous companies and non-profit organizations over the past 15 years. Mr. Spindler possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the daily responsibilities of corporate operations. During the past six years, Mr. Spindler has developed an in-depth knowledge and understanding of the Oil and Gas business in the areas of finance, structure, negotiations and prospect leveragability coupled with a fundamentally streamlined approach in the day to day operations of the business. Through his operational acumen and international finance affiliations, Mr. Spindler brings a wealth of knowledge and influence to Petrogen as its President and CEO, ensuring a long-term vision of creating value through focused commitment and responsible company building methodologies.

     BILL KERRIGAN has been nominated to be a director of the Company. Mr. Kerrigan currently is the executive vice president, chief operating officer and a director of Petrogen. Mr. Kerrigan, a Petrogen co-founder, received his degree as an Exploration Geologist from the University in Tennessee. He provides Petrogen with a broad and practical knowledge of the Oil and Gas business in North America and Central & South America, and has developed strong affiliations throughout the entire industry. Through his over 20 years in the industry as a Geologist and Operator, Mr. Kerrigan has specialized in the day to day hands-on operations in the Oil and Gas field. He has been involved in Oil and Gas drilling and production from Wyoming to Florida during the span of his career, resulting in numerous discoveries. Additionally, he has gained an acute ability in the development and expansion of existing production utilizing extremely cost-effective methods resulting in highly optimized operations. Mr. Kerrigan completed the detailed regional study of the Mississippian Age Strata of the Cumberland Plateau of Northeast Tennessee and has provided Geologic consulting services and expertise on an international level to oil and gas companies in Ireland, Norway and throughout the United States; some of his clients include DuPont, Rice Services, and Eastern Natural Gas.

     Reverse Stock Split

     In conjunction with the Agreement, the board of directors of the Company, at a special meeting, authorized and approved, subject to shareholder approval, a reverse stock split of one-for-twenty of the Company's issued and outstanding shares of common stock (the "Reverse Stock Split"). The Reverse Stock Split may be effectuated by the Board depending on market conditions. The intent of the Reverse Stock Split is to increase the marketability and liquidity of the Company's Common Stock.

     If the Reverse Stock Split is approved by the shareholders pursuant to the Written Consent, it will be effected only upon a determination by the board of directors that the Reverse Stock Split is in the best interests of the Company and the shareholders. In the Board's judgment the Reverse Stock Split would result in the greatest marketability and liquidity of the Common Stock, based upon prevailing market conditions, the proposed public offering described below, on the likely effect on the market price of the Common Stock and other relevant factors.

     If approved by the shareholders pursuant to the Written Consent, the Reverse Stock Split will become effective on any date (the "Effective Date") selected by the Board of Directors on or about December 5, 2002, upon filing the appropriate documentation with NASDAQ. If no Reverse Stock Split is effected by December 31, 2002, the Board of Directors will take action to abandon the Reverse Stock Split without further shareholder action.

     Shareholder Approval

     Based upon review of a wide variety of factors considered in connection with its evaluation of the Agreement and the resulting Stock Option Plan and Reverse Stock Split, the board of directors of the Company believes that consummation of the Agreement would be fair to and in the best interests of the Company and its shareholders. The board of directors, therefore, authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement"). See "Part II. Other Information. Item 4. Submission of Matters to a Vote of Security Holders".

U. S. Oil & Gas Resources, Inc.

     Purchase Agreement

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

     Share Redemption Agreement

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

     On January 1, 2002, effective March 22, 2002, the Company and U.S. Oil & Gas entered into a share redemption and asset sale agreement (the "Share Redemption Agreement"). The Share Redemption Agreement was consummated in conjunction with the Company's initiative to divest itself of properties deemed by the Company's management to represent higher risk to obtain desired production for the anticipated well capital costs required. In accordance with the terms of the Share Redemption Agreement, (i) the Company sold to U.S. Oil & Gas certain oil and gas properties previously acquired pursuant to the terms of the Purchase Agreement that did not form part of the Company's overall development strategy; (ii) the Company continues to own 100% of Oakhills Energy, Inc. that provides necessary oil and gas management and operating infrastructure for further acquisitions and projects; (iii) the Company owns a 100% interest in the Comanche, Neida Cassel, Lone Wolf, Jolly and Ingle oil and gas properties held by Oakhills Energy, Inc. that provides the majority of existing revenues to Oakhills Energy, Inc.; (iv) U.S. Oil & Gas returned to the Company 8,000,000 shares of the 10,000,000 shares of restricted common stock previously issued to U.S. Oil & Gas pursuant to the terms of the Purchase Agreement; (v) the 400,000 shares of restricted common stock issued as a finders' fee pursuant to the Purchase Agreement were returned to the Company; (vi) U.S. Oil & Gas granted to the Company an option to acquire from U.S. Oil & Gas 1,500,000 of the remaining 2,000,000 shares of restricted common stock (1,000,000 shares at a price of $0.75 per share exercisable in whole or in part until December 31, 2002 and 500,000 shares at a price of $1.25 per share exercisable in whole or in part until June 30, 2004 (the "Option Term(s)"); (vii) U. S. Oil & Gas agreed that upon expiration of either Option Term any unexercised shares would be subject to a monthly trading maximum equal to the lesser of 50,000 shares or $200,000 of proceeds; and (viii) U.S. Oil & Gas agreed that the balance of 500,000 shares of the remaining 2,000,000 shares would be used by U.S. Oil & Gas to acquire interests in future oil and gas properties acquired by the Company.

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

     As discussed above, US Oil & Gas previously agreed to grant the Company an option to repurchase a total of 1,500,000 of the remaining 2,000,000 common shares held as follows: 1,000,000 shares at a price of $.75 per share exercisable in whole or in part until December 31, 2002 and 500,000 shares at a price of $1.25 per share exercisable whole or in part until June 30, 2004. Upon expiry of either Option Term any unexercised shares will be subject to a monthly trading maximum equal to the lesser of 50,000 shares or $200,000 of proceeds. The parties also previously agreed that US Oil & Gas will use the balance of 500,000 common shares to acquire interests in future oil and gas properties purchased by the Company.

     Subsequent negotiations have resulted in the termination of above noted option purchase arrangements. The 2,000,000 shares owned by US Oil & Gas are subject to a Lock-up and Leakage Agreement dated October 16, 2002 whereunder the 2,000,000 shares may not be sold at more than 166,667 shares in any month, non cumulative beginning January 1, 2003.

     Subsequent negotiations have resulted in the termination of above noted option purchase arrangements. The 2,000,000 shares owned by US Oil & Gas are subject to a Lock-up and Leakage Agreement dated October 16, 2002 whereunder the 2,000,000 shares may not be sold at more than 166,667 shares in any month, non cumulative beginning January 1, 2003.

     As of the date of this Quarterly Report, the Company's wholly-owned subsidiary, Oakhills Energy Inc., retains certain oil and gas leases, including four producing and one shut-in well, all located within the State of Oklahoma.

     Sale of Substantially All of the Assets of the Company, Which Includes Oakhills Energy Inc.

     In conjunction with the Agreement, the board of directors of the Company, at a special meeting, authorized the sale of substantially all of the assets of the Company and approved the execution of any sale and purchase agreement (collectively, the proposed "Sale and Purchase") providing for the sale by the Company of up to all of the issued and outstanding shares of common stock of Oakhills Energy, Inc., the Company's wholly-owned subsidiary ("Oakhills"), held by the Company.

     The Sale and Purchase. The proposed Sale and Purchase is expected to provide for the sale by the Company to an arm's length third party purchaser of all of the issued and outstanding shares of common stock of Oakhills held by the Company. The proposed Sale and Purchase is also expected to provide that the proposed purchaser thereof (i) will agree to recognize certain liabilities of Oakhills; and (ii) will assume all of right, title and interest in and to certain oil and gas leases, including four (4) producing and one shut-in well, all located within the State of Oklahoma, less any oil and gas leases sold in the interim period before such sale.

     It is presently expected that the proposed Sale and Purchase will be completed no later than December 31, 2002, after the approval by the shareholders pursuant to the Written Consent of the proposed Sale and Purchase and at completion of the Agreement.

     Shareholder Approval

     Based upon review of a wide variety of factors considered in connection with its evaluation of the sale of substantially all of the assets of the Company in light of the potential acquisition of Petrogen, the board of directors of the Company believes that it is in the best interests of the Company and its shareholders to sell substantially all of the Company's remaining assets, which includes the sale of the Company's subsidiary, Oakhills Energy, Inc. See "Part II. Other Information. Item 4. Submission of Matters to a Vote of Security Holders".

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

     As of the date of this Quarterly Report, the Company has completed its due diligence. Management of the Company determined that such due diligence conducted indicated higher than anticipated project costs, which caused disagreement among the parties regarding the original terms for the sale. As a result, the Company has terminated its negotiations with Rubicon.

The Leasehold Interests

     During June 1999, the Company entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of thirty-five
(35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico to the Company (the "Leasehold Interests").

     As of the date of this Quarterly Report, management of the Company has not renewed the Leasehold Interests nor has it carried out any exploration activities on the Leasehold Interests. The Company has conducted ongoing due diligence regarding the Leasehold Interests, and has deemed that exploration initiatives represent higher degrees of risk than the Company's management currently wishes to participate. As a result, management is concentrating on obtaining producing assets and exploration initiatives that are deemed by management as lower in risk. As of December 31, 2001, the Company decided not to renew any of the leases, and all remaining leases will terminate during 2002.

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2002 Compared to Nine-Month Period Ended September 30, 2001

     The Company's net income for the nine-month period ended September 30, 2002 was approximately $15,064 compared to a net loss of approximately ($414,038) for the nine-month period ended September 30, 2001. During the nine-month period ended September 30, 2002, the Company recorded revenue of $168,495 compared to $20.424 of revenue recorded during the nine-month period ended September 30, 2001.

     During the nine-month period ended September 30, 2002, the Company recorded operating expenses of approximately $1,246,452 compared to $434,462 of operating expenses recorded in the same period for 2001 (an increase of $811,990). Of the $1,246,452 of operating expenses incurred during the nine-month period ended September 30, 2002, $606,506 was incurred as oil and gas expenses comprised of the following: (i) depletion expenses of approximately $522,306 compared to $25,500 incurred during the nine-month period ended September 30, 2001; (ii) oil and gas production expenses of approximately $31,813 compared to $33,144 incurred during the nine-month period ended September 30, 2001; and (iii) oil and gas lease costs of approximately $52,387 compared to $-0- incurred during the nine-month period ended September 30, 2001. During the nine-month period ended September 30, 2002, the Company also recorded $935,141 as a finance fee compared to $-0- recorded during the nine-month period ended September 30, 2001.

     Of the $1,246,452 of operating expenses incurred during the nine-month period ended September 30, 2002, $639,946 was incurred as general and administrative expenses. General and administrative expenses increased by approximately $264,128 during the nine-month period ended September 30, 2002 from $375,818 incurred during the nine-month period ended September 30, 2001 to $639,946 incurred during the nine-month period ended September 30, 2002. This increase in general and administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to the proposed acquisition of Petrogen, review and due diligence of other prospective acquisitions, the acquisition and reorganization and amalgamation of the Subsidiaries, and the exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

     Of the $639,946 incurred as general and administrative expenses during the nine-month period ended September 30, 2002, an aggregate of $291,940 was incurred by the Company due and owing to Investor Communications International, Inc. ("ICI") for services rendered by ICI to the Company including, but not limited to, financial, administrative, and general management. In addition, during the nine-month period ended September 30, 2002, $32,245 accrued as interest. Therefore, the Company and ICI entered into a settlement agreement dated September 23, 2002 (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, (i) the Company agreed to settle an aggregate debt of $523,103 due and owing ICI as of September 23, 2002, including accrued interest, by the issuance of 4,787,517 shares of its restricted common stock at the rate of $0.109 per share (which is the average of the open and close price of the Company's Common Stock trading on the OTC Bulletin Board on September 23, 2002); and (ii) ICI agreed to accept the issuance of the 4,787,517 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it. As of September 30, 2002, an aggregate principal amount of $100,000 remains due and owing to ICI, which accrues interest at 10% per annum, and aggregate interest is due and owing in the amount of $32,245. See "Part II. Other Information. Item 2. Changes in Use of Proceeds and Securities".

     One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company. During the nine-month period ended September 30, 2002, Grant Atkins received an aggregate of $8,075 from ICI for services provided to the Company. The Company also owes Grant Atkins an aggregate of $14,279 plus $477 in accrued interest for payments personally made by Mr. Atkins on behalf of the Company.

     Although the Company actually incurred $1,246,452 of operating expenses and $935,141 finance fee during the nine-month period ended September 30, 2002, such expenses were offset by the realization of $2,028,162 as a gain on disposal of oil and gas properties pursuant to the Share Redemption Agreement. This resulted in a net income of $15,064 incurred during the nine-month period ended September 30, 2002.

     As discussed above, the recognition of net income during the nine-month period ended September 30, 2002 as compared to the net loss incurred during the nine-month period ended September 30, 2001 is attributable primarily to the (i) realization of a gain on the disposal of oil and gas properties pursuant to the Share Redemption Agreement; and (ii) the generation of revenue from operations. The Company's net income during the nine-month period ended September 30, 2002 was $15,064 or $0.00 per share compared to a net loss of approximately ($414,038) or ($0.03) per share during the nine-month period ended September 30, 2001. The weighted average number of shares outstanding was 18,907,819 for the nine-month period ended September 30, 2002 as compared to 14,201,136 for the nine-month period ended September 30, 2001.

Three-Month Period Ended September 30, 2002 Compared to Three-Month Period Ended September 30, 2001

     The Company's net loss for the three-month period ended September 30, 2002 was approximately ($1,385,985) compared to a net loss of approximately ($197,070) for the three-month period ended September 30, 2001. During the three-month period ended September 30, 2002, the Company recorded revenue of $48,635 compared to $20,424 of revenue recorded during the three-month period ended September 30, 2001.

     During the three-month period ended September 30, 2002, the Company recorded operating expenses of approximately $499,479 compared to $217,494 of operating expenses recorded in the same period for 2001 (an increase of $281,985). Of the $499,479 of operating expenses incurred during the three-month period ended September 30, 2002, $428,270 was incurred as oil and gas expenses comprised of the following: (i) depletion expenses of approximately $412,400 compared to $25,500 incurred during the three-month period ended September 30, 2001; (ii) oil and gas production expenses of approximately $631 compared to $33,144 incurred during the three-month period ended September 30, 2001; and
(iii) oil and gas lease costs of approximately $15,239 compared to $-0- incurred during the three-month period ended September 30, 2001. During the three-month period ended September 30, 2002, the Company also recorded $935,141 as a finance fee compared to $-0- recorded during the three-month period ended September 30, 2001.

     Of the $499,479 of operating expenses incurred during the three-month period ended September 30, 2002, $71,209 was incurred as general and administrative expenses. General and administrative expenses decreased by approximately $87,641 during the three-month period ended September 30, 2002 from $158,850 incurred during the three-month period ended September 30, 2001 to $71,209 incurred during the three-month period ended September 30, 2002.

     As discussed above, the increase in net loss incurred during the three-month period ended September 30, 2002 as compared to the net loss incurred during the three-month period ended September 30, 2001 is attributable primarily to the increase in amounts recorded as depletion expenses. The Company's net loss during the three-month period ended September 30, 2002 was ($1,385,985) or ($0.08) per share compared to a net loss of approximately ($197,070) or ($0.02) per share during the three-month period ended September 30, 2001. The weighted average number of shares outstanding was 16,353,973 for the three-month period ended September 30, 2002 as compared to 14,421,100 for the three-month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this Quarterly Report, the Company is engaged in an offering of shares of its restricted common stock at $1.00 per share (post reverse stock split) or $0.05 per share (pre-reverse stock split) to raise a minimum of $250,000. See "Part I. Financial Information. Item 2. Management's Discussion and Analysis or Plan of Operation - Funding" and "Part II. Item 2. Changes in Use of Proceeds and Securities".

     As of the date of this Quarterly Report, management of the Company believes that an estimated $1,000,000 is required over the next year for payment of expenses associated with the ongoing oil and gas exploration, development and production operations of the Company. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from oil and gas production and to obtain advances from certain investors and related parties, as necessary.

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

     The Company's future success and viability are entirely dependent upon the Company's current management to generate revenues from business operations, develop new business prospects under consideration, raise additional capital through further private offerings of its stock or loans from private investors. Management is optimistic that the Company will be successful in its capital raising efforts. There can be no assurance, however, that the Company will be able to generate sufficient revenues or raise additional capital. The Company's failure to successfully generate sufficient revenues and/or raise additional capital will have a material and adverse affect upon the Company and its shareholders. See "Part I. Financial Information. Item 2. Management's Discussion and Analysis - Funding".

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

For Nine-Month Period Ended September 30, 2002

     As of September 30, 2002, the Company's current assets were $63,008 and its current liabilities were $665,393, resulting in a working deficit of $602,385. As of September 30, 2002, current assets were comprised of $4,716 in cash and $58,292 in accounts receivable. As of September 30, 2002, current liabilities were comprised of (i) $322,018 in accounts payable and accrued liabilities; (ii) $207,094 in current portion of bank term loan due and owing The Bank N.A. in Oklahoma; (iii) $114,756 due and owing to related parties; and (iv) $21,525 due in convertible notes.

     As of fiscal year ended December 31, 2001, the Company's current assets were $95,565 and its current liabilities were $708,060, resulting in a working deficit of $612,495. As of December 31, 2001, current assets were comprised of $28,397 in cash and $67,168 in accounts receivable. As of December 31, 2001, current liabilities were comprised of (i) $295,796 in accounts payable and accrued liabilities; (ii) $161,350 in current portion of bank loan due and owing; and (iii) $250,914 due and owing to related parties.

     As of September 30, 2002, the Company's total assets were $739,672 comprised of $63,008 in current assets and $676,664 in valuation of oil and gas properties (net of depletion) acquired pursuant to acquisition of the Subsidiaries. As of December 31, 2001, the Company's total assets were $2,016,667 comprised of $95,565 in current assets and $1,921,102 in valuation of oil and gas properties (net of depletion). The decrease in total assets during the nine-month period ended September 30, 2002 from fiscal year ended December 31, 2001 was primarily due to the decreased valuation of the Subsidiaries' oil and gas properties.

     As of September 30, 2002, the Company's total liabilities were $878,004 comprised of $665,393 in current liabilities and $212,611 due and owing on the term loan to The Bank N.A. of Oklahoma. As of December 31, 2001, the Company's total liabilities were $997,281 comprised of $708,060 in current liabilities and $289,221 due and owing on the term loan. The decrease in total liabilities during the nine-month period ended September 30, 2002 from fiscal year ended December 31, 2001 was due primarily to the settlement of debt due and owing to ICI. See "Part I. Financial Information. Item 2. Management's Discussion and Analysis or Plan of Operation - Material Commitments".

     Stockholders' deficit decreased from $1,019,386 for fiscal year ended December 31, 2001 to ($138,332) for the nine-month period ended September 30, 2002.

     For the nine-month period ended September 30, 2002, net cash from operating activities was $7,366 compared to net cash used in operating activities of ($329,683) for the nine-month period ended September 30, 2001. As noted above, the increase in net cash from operating activities was primarily comprised of
(i) a net gain of $15,064 for the nine-month period ended September 30, 2002 compared to a net loss of ($414,038) for the nine-month period ended September 30, 2001; (ii) adjustment of ($2,028,162) realized from gain on disposal of Subsidiaries during the nine-month period ended September 30, 2002 compared to $-0- adjustment during the nine-month period ended September 30, 2002; (iii) changes in non-cash working capital items of $533,017 for the nine-month period ended September 30, 2002 compared to $58,855 for the nine-month period ended September 30, 2001; and (iv) a non-cash finance fee of $935,141 recorded for the nine-month period ended September 30, 2002 compared to $-0- recorded for the nine-month period ended September 30, 2001.

     The Company's cash flow used in investing activities during the nine-month period ended September 30, 2002 was ($21,706) compared to $1,453 from investing activities during the nine-month period ended September 30, 2001.

     Cash flows used in financing activities was ($9,341) for the nine-month period ended September 30, 2002 compared to cash flows from investing activities of $304,502 for the nine-month period ended September 30, 2001. Net cash flows used in financing activities during the nine-month period ended September 30, 2002 resulted primarily from net loan repayments of $30,866. Net cash flows from financing activities during the nine-month period ended September 30, 2001 resulted primarily from net advances of $258,979 from related parties.

MATERIAL COMMITMENTS

     In connection with the oil and gas exploration, development and production expenses and other overhead costs incurred, the Company and/or its subsidiary borrowed funds pursuant to various contractual arrangements representing the following material commitments.

The Bank N.A. in Oklahoma

     A significant and estimated commitment for the Company for fiscal year 2002 is the amounts due and owing under a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. During November 2001, the Company's subsidiary, Oakhills Energy Inc., arranged for such term loan and operating line of credit. Pursuant to the terms of the arrangement, the proceeds of the term loan were used to repay certain outstanding debts to creditors (including amounts owed to a private company controlled by a prior director and officer of Oakhills Energy Inc. for production services and equipment rentals) and to retire all previous outstanding bank loans. The term loan is repayable over three years with monthly principal payments of $12,500 plus interest at 9.5% per annum. The operating line of credit is repayable on demand with interest at 9.5% per annum. The term loan and operating line of credit are secured by a fixed charge over the assets of Oakhills Energy Inc., including assignment of oil and gas leases, and are guaranteed by the Company and a director. As of September 30, 2002, $374,125 is due and owing on the term loan, including accrued interest, and $45,580 is due and owing on the operating line of credit.

     As of the date of this Quarterly Report, the Company is three months in arrears in principal payments of $37,500 and interest of $11,514, respectively. Management of the Company is currently in preliminary negotiations with The Bank N.A. in Oklahoma regarding the potential sale and liquidation of certain assets in order to bring current its obligations.

Amounts Due to Related Parties

     A significant commitment for the Company for fiscal year 2002 is the amounts due and owing to related parties as follows: (i) $114,756 in aggregate principal and accrued interest due and owing to a private individual and company, which are significant shareholders of the Company and (ii) $180,516 remaining due and owing to the private company and prior director of Oakhills Energy Inc. for unpaid remuneration and production services, which accrues interest at 10% per annum and is without specific repayment terms.

FUNDING

     Management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions.

     As of the date of this Quarterly Report, the Company is engaged in a private placement offering under Rule 506 of Regulation D and Regulation S of the Securities Act of 1933, as amended (the "1933 Securities Act"). Pursuant to the terms of the private placement, the Company is offering units consisting of one share of common stock and one non-transferable share purchase warrant (both pre-reverse stock split) of the Company at $1.00 per share (post-reverse stock split) or $0.05 per share (pre-reverse stock split) to raise a minimum of $250,000. As of the date of this Quarterly Report, the Company has not sold or issued any shares of common stock under the offering. See "Part II. Other Information. Item 2. Change in Use of Proceeds and Securities".)

     The Company may finance further expenditures with future issuances of common stock of the Company. The Company believes that any private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next year. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new oil and gas acquisitions or opportunities, which could significantly and materially restrict the Company's business operations.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On September 23, 2002, the board of directors of the Company authorized the execution of settlement agreements between the Company and certain creditors of the Company, and the subsequent issuance of 6,077,720 shares of its restricted common stock and issuance of certain convertible promissory notes as follows:

          (i) The Company has incurred a debt inclusive of accrued interest in the aggregate amount of $523,103 to Investor Communications International, Inc. ("ICI") for prior services rendered by ICI on behalf of the Company including, but not limited to, financial, administrative, investor relations and oil and gas management. Therefore, the Company and ICI entered into a settlement agreement dated September 23, 2002 (the "ICI Settlement Agreement"). Pursuant to the terms of the ICI Settlement Agreement, (i) the Company agreed to settle the $523,103 debt due and owing ICI by the issuance of 4,787,517 shares of its restricted common stock at the rate of $0.109 per share (which is the average of the open and close price of the Company's common stock trading on the OTC Bulletin Board on September 23, 2002); and (ii) ICI agreed to accept the issuance of the 4,787,517 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the ICI Settlement Agreement.

          (ii) The Company has incurred a debt inclusive of accrued interest in the aggregate amount of $83,610 to Tri Star Financial Services, Inc. ("Tri Star") pursuant to prior advances made by Tri Star to the Company. Therefore, the Company and Tri Star entered into a settlement agreement dated September 23, 2002 (the "Tri Star Settlement Agreement"). Pursuant to the terms of the Tri Star Settlement Agreement, (i) the Company agreed to settle the $83,610 debt due and owing Tri Star by the issuance of 765,211 shares of its restricted common stock at the rate of $0.109 per share (which is the average of the open and close price of the Company's common stock trading on the OTC Bulletin Board on September 23, 2002); and (ii) Tri Star agreed to accept the issuance of the 765,211 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it as of the date of the Tri Star Settlement Agreement.

          (iii) The Company has incurred a debt inclusive of accrued interest in the aggregate amount of $57,363 to Brent Pierce, an individual ("Pierce") pursuant to prior advances made by Pierce to the Company. Therefore, the Company and Pierce entered into a settlement agreement dated September 23, 2002 (the "Pierce Settlement Agreement"). Pursuant to the terms of the Pierce Settlement Agreement, (i) the Company agreed to settle the $57,363 debt due and owing Pierce by the issuance of 524,992 shares of its restricted common stock at the rate of $0.109 per share (which is the average of the open and close price of the Company's common stock trading on the OTC Bulletin Board on September 23, 2002); and (ii) Pierce agreed to accept the issuance of the 524,992 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing him as of the date of the Pierce Settlement Agreement.

          (iv) The Company has incurred a debt in the principal amount of $10,000.00 to Spartan Asset Group, Inc. ("Spartan") pursuant to prior advances made by Spartan to the Company. Therefore, the Company issued a convertible promissory note to Spartan in the aggregate principal amount of $10,000.00 dated September 23, 2002 (the "Spartan Convertible Note"). The terms of the Spartan Covertible Note include an anti-dilution provision which provides Spartan with the right to convert the outstanding debt into a total of 956,666 (post-reverse stock split) shares of common stock in the event the reverse stock split is effectuated. The Spartan convertible
     Note bears interest at the rate of 9% per annum from the date of issuance until paid in full.

          (v) The Company has incurred a debt in the principal amount of $11,525.00 to Newport Capital Corp. ("Newport") pursuant to prior advances made by Newport to the Company. Therefore, the Company issued a convertible promissory note to Newport in the aggregate principal amount of $11,525.00 dated September 23, 2002 (the "Newport Convertible Note"). The terms of the Newport Convertible Note include an anti-dilution provision which provides Newport with the right to convert the outstanding debt into 956,666 (post-reverse stock split) shares of common stock in the event the reverse stock split is effectuated. The Newport Convertible Note bears interest at the rate of 9% per annum from the date of issuance until paid in full.

     (b) As of the date of this Quarterly Report, the Company is engaged in a private placement offering under Rule 506 of Regulation D and Regulation S of the 1933 Securities Act. Pursuant to the terms of the private placement, the Company is offering units consisting of one share of common stock and one non-transferable share purchase warrant (both pre-reverse stock split) of the Company at $1.00 per share (post-reverse stock split) or $0.05 per share (pre-reverse stock split) to raise a minimum of $250,000. The securities are being offered to U.S. residents who are either accredited investors as that term is defined under Regulation D or sophisticated investors and to non-U.S. residents. The per share price of the offering was arbitrarily determined by the board of directors based upon analysis of certain factors relating to the acquisition of Petrogen, Inc. including, but not limited to, potential future earnings, assets and net worth of the Company. As of the date of this Quarterly Report, the Company has not sold or issued shares of common stock under the offering. The investors will execute subscription agreements and acknowledge that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understand the economic risk of an investment in the securities, and that the investors have the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter will be involved in the transaction, and no commissions or other remuneration will be paid in connection with the offer and sale of the securities.

     As a result of the redemption of 8,400,000 shares of restricted common stock and the issuance of the 6,077,720 shares of restricted common stock pursuant to the ICI Settlement Agreement, the Tri Star Settlement Agreement and the Pierce Settlement Agreement, there was a change in control of the Company. The following table sets forth the name and address, as of the date of this Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officers and director, and all officers and directors as a group. As of the date of this Report, there are 22,431,693 shares of the Company's common stock issued and outstanding.

--------------------------------------------------------------------------------
Title of Class    Name and Address of            Amount and Nature      Percent
                   Beneficial Owner                  of Class           of Class
--------------------------------------------------------------------------------
                                                             (1)
Common Stock      Tri Star Financial Corp.           6,015,211           26.82%
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98320

                                                             (1)
Common Stock      Investor Communications            5,787,517           25.80%
                   International, Inc.
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98270

                                                             (1)
Common Stock      Alexander W. Cox                   2,177,300            9.71%
                  428 - 755 Burrard Street
                  Vancouver, British Columbia
                  Canada V6Z 1X6

                                                             (1)
Common Stock      U.S. Oil & Gas                     2,000,000            8.92%
                    Resources, Inc.
                  1055 Dunsmuir Street
                  Vancouver, British Columbia
                  Canada V7X 1G4
                                                             (1)
Common Stock      All officers and directors           250,000            0.01%
                  as a group (1 person)
--------------------------------------------------------------------------------
     (1)
     These are restricted shares of Common Stock.

     There are no arrangements or understandings among the persons referenced above or any of their respective associates concerning election of directors or any other matters which may require shareholder approval.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Based upon review of a wide variety of factors considered in connection with its evaluation of the Agreement and the sale of substantially all of the Company's assets, which includes the sale of its wholly-owned subsidiary, Oakhills Energy, Inc., the board of directors of the Company believes that consummation of the Agreement and the sale of substantially all of the Company's assets would be fair to and in the best interests of the Company and its shareholders. The board of directors, therefore, authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement").

     The Information Statement was filed with the Securities and Exchange Commission on October 17, 2002. The Information Statement will be circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's common stock (the "Written Consent"). The matters upon which action is proposed to be taken effective January 15, 2003 pursuant to the Written Consent include the: (i) approval of the Agreement, the related conversion of any proposed loans to equity interest by the Company in Petrogen, and the resulting change in control of the Company upon the completion and consummation of the

Agreement; (ii) approval of an amendment to the Articles of Incorporation to effectuate a name change of the Company to "Petrogen Corp." upon the completion and consummation of the Agreement; (iii) approval of the sale of substantially all of the remaining assets of the Company consequent upon the completion and consummation of the Agreement (the proposed "Sale and Purchase"); (iv) authorization for the Board of Directors to effect a reverse stock split of one-for-twenty (the "Reverse Stock Split") of the Company's outstanding common stock, depending upon a determination by the Board of Directors that a Reverse Stock Split is in the best interests of the Company and its shareholders; (v) approval of a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (vi) ratification of the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal year ending December 31, 2002 and December 31, 2003.

     As of the date of this Report, the Information Statement has been filed with the Securities and Exchange Commission with the resulting Written Consent to be dated January 15, 2003 approving such corporate actions. The Information Statement will be mailed to all shareholders of the Company by approximately December 15, 2002.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     (b)  99.1 Certification Pursuant to 18 U.S.C. Section 1350.

     Reports:

     (a)  Report on Form 8-K filed October 28, 2002.
     (b)  Report on Form 8-K filed October 9, 2002.
     (c)  Report on Form 8-K filed May 22, 2002.
     (d)  Report on Form 8-K filed April 4, 2002.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            HADRO RESOURCES, INC.



Dated: November 14, 2002                    By:  /s/  GRANT ATKINS
                                            --------------------------------
                                            Grant Atkins, President/Treasurer
                                            and Chief Executive Officer