Form 10QSB/A
period 2002-09-30
HADRO RESOURCES INC
filed 2002-11-20
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

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

On October 15, 2002 the Board of Directors approved and adopted a new Stock Option Plan, subject to shareholder approval, providing the Board authorization to grant stock options to purchase a total of 2,000,000 post reverse-split shares of common stock at prices to be determined by the Board. If approved, the Company plans to file with the SEC a Registration Statement on Form S-8 to register stock options under the Stock Option Plan in the amount of 2,000,000 shares at a price of $0.50 per share. To date, there have been no options granted under the Plan.

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

          (iv) The Company has incurred a debt in the principal amount of $10,000.00 to Spartan Asset Group, Inc. ("Spartan") pursuant to prior advances made by Spartan to the Company. Therefore, the Company issued a convertible promissory note to Spartan in the aggregate principal amount of $10,000.00 dated September 23, 2002 (the "Spartan Convertible Note"). The terms of the Spartan Covertible Note include an anti-dilution provision which provides Spartan with the right to convert the outstanding debt into a total of 444,444 (post-reverse stock split) shares of common stock in the event the reverse stock split is effectuated. The Spartan convertible
     Note bears interest at the rate of 9% per annum from the date of issuance until paid in full.

          (v) The Company has incurred a debt in the principal amount of $11,525.00 to Newport Capital Corp. ("Newport") pursuant to prior advances made by Newport to the Company. Therefore, the Company issued a convertible promissory note to Newport in the aggregate principal amount of $11,525.00 dated September 23, 2002 (the "Newport Convertible Note"). The terms of the Newport Convertible Note include an anti-dilution provision which provides Newport with the right to convert the outstanding debt into 512,222 (post-reverse stock split) shares of common stock in the event the reverse stock split is effectuated. The Newport Convertible Note bears interest at the rate of 9% per annum from the date of issuance until paid in full.

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



                                            HADRO RESOURCES, INC.



Dated: November 20, 2002                    By:  /s/  GRANT ATKINS
                                            --------------------------------
                                            Grant Atkins, President/Treasurer
                                            and Chief Executive Officer