Form 10KSB
period 2002-12-31
PETROGEN CORP
filed 2003-03-31
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2002

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from _____ to _______

                         Commission file number 0-25579

                                  PETROGEN CORP.
                      formerly known as Hadro Resources, Inc.
                      ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                 87-0571853
         ------                                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)

                       3200 Southwest Freeway, Suite 3300
                              Houston, Texas 77027
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                  360.332.3823
                                 --------------
                           (Issuer's telephone number)

                              Hadro Resources, Inc.
                          435 Martin Street, Suite 2000
                            Blaine, Washington 98230
                   ------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2002): $-0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2003: $2,207,974.40.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of March 22, 2003

Common Stock, $.001 par value            10,378,292*

*After taking into effect the reverse stock split of one-for-twenty shares of common stock effective February 12, 2003.

INDEX

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION

ITEM 7. FINANCIAL STATEMENTS

        AUDITOR'S REPORT

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

        CONSOLIDATED STATEMENTS OF CASH FLOWS

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT

ITEM 10.EXECUTIVE COMPENSATION

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. CONTROLS AND PROCEDURES

SIGNATURES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Petrogen Corp., formerly known as Hadro Resources, Inc., is a corporation organized under the laws of the State of Nevada (the "Company"). The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and on the Frankfurt Stock Exchange (FWB) in Germany under the symbol "HD1A".

     The Company was incorporated under the laws of the State of Nevada on December 3, 1997 under the name "Hadrosaurus Resources, Inc.". On January 20, 1998, the Company filed an amendment to its articles of incorporation changing its name to "Hadro Resources, Inc." On February 12, 2003, subsequent to the acquisition of Petrogen, Inc., the Company filed an amendment to its articles of incorporation changing its name to "Petrogen Corp."

     As of the date of this Annual Report, the Company is an independent oil and gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, exploration and development of oil and natural gas properties.

CURRENT BUSINESS OPERATIONS

     Petrogen Corp.

     The Agreement. As of the date of this Annual Report, the Company has consummated and finalized the acquisition of Petrogen Inc., a Colorado corporation ("Petrogen"). On October 11, 2002 and effective February 12, 2003, Hadro Resources, Inc. (now known as Petrogen Corp.), Petrogen, and the shareholders of Petrogen (the "Petrogen Shareholders") entered into a share exchange agreement (the "Agreement").

     Pursuant to the terms of the Agreement, the Company has acquired from the Petrogen Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Petrogen. The terms of the Agreement require the Company to: (i) issue 7,000,000 post-Reverse Stock Split shares of its restricted Common Stock to the Petrogen Shareholders in proportion to their respective holdings in Petrogen; (ii) grant up to 2,000,000 post-Reverse Stock Split stock options to replace all stock options then outstanding in Petrogen;
(iii) grant up to 167,189 post-Reverse Stock Split common stock purchase warrants to replace all common stock purchase warrants then outstanding in Petrogen; (iv) issue 300,000 post-Reverse Stock Split shares of its restricted Common Stock as a finder's fee; and (v) dispose of the Company's wholly-owned subsidiary, Oakhills Energy Inc.

     As of the date of this Annual Report, the Company has issued an aggregate of 7,300,000 shares of its restricted Common Stock. Certain common stock purchase warrants (the "Warrant(s)") aggregating 167,189 have been granted in accordance with the terms and provisions of warrant agreements pursuant to which the holder thereof has the right to convert such Warrant into shares of restricted common stock on a one-to-one basis as follows: (i) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 18, 2003; (ii) 23,715 Warrants excercisable at the rate of $1.20 per share expiring December 20, 2003; (iii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring October 29, 2004; (iv) 11,857 Warrants exercisable at the rate of $0.50 per share until June 22, 2003 and thereafter at the rate of $0.80 per share expiring on June 22, 2004; (v) 18,972 Warrants exercisable at the rate of $0.50 per share until August 9, 2003 and thereafter at the rate of $0.80 per share expiring August 9, 2004; (vi) 59,286 Warrants exercisable at the rate of $0.40 per share expiring November 13, 2004; and (vii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring November 14, 2004. As of the date of this Annual Report, 167,189 Warrants have been granted and are outstanding. As granted, the 167,189 Warrants may be converted into 167,189 shares of common stock. See "Part III. Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

     In accordance with the terms of the Agreement: (i) Petrogen is a wholly-owned subsidiary of the Company and the Company's business operations will be as an energy company specializing in the development of domestic energy including, but not limited to, oil and gas exploration and development; (ii) the Company has changed its name to "Petrogen Corp." and its trading symbol; (iii) the Company has sold substantially all of its remaining assets consequent upon the consummation of the Agreement and disposed of its wholly-owned subsidiary, Oakhills Energy, Inc.; and (iv) the Company adopted and implemented a stock option plan for key personnel of the Company, which was approved by the shareholders of the Company. See "Part I. Item 4. Submission of Matters to a Vote of Security Holders."

     Pooling Agreement. The Company and Petrogen desired to provide for and maintain an orderly trading market and stable price for the Company's shares of Common Stock. Therefore, the Company and the Petrogen Shareholders, representing up to an aggregate of 7,000,000 shares of Common Stock (collectively, the "Pooled Shares"), entered into a voluntary pooling agreement dated February 12, 2003 (the "Pooling Agreement"). Pursuant to the terms and provisions of the Pooling Agreement, the Pooled Shares may not be traded and will become available for trading and released and sold in the following manner: (i) an initial ten percent (10%) of the Pooled Shares will be released to the pooled shareholders on the date which is one calendar year from the closing date of the Agreement (the "First Release Date"); and (ii) a further ten percent (10%) will be released to the pooled shareholders on each of the dates which are every three
(3) calendar months from the First Release Date in accordance with each pooled shareholder's respective shareholdings.

     Secured and Convertible Loan Agreement. As a condition to entering into and in accordance with the Agreement, the Company agreed to advance to Petrogen the aggregate principal sum of not less than $250,000 within five (5) business days of raising a minimum of $250,000. As of the date of this Annual Report, the Company has advanced an aggregate sum of $200,000 to Petrogen.

     In accordance with the loan made to Petrogen, the principal sum loan amount bears interest accruing at the rate of ten percent (10%) per annum, and is secured pursuant to a senior fixed and floating charge on all of the assets of Petrogen (the "Loan Agreement").

     Pursuant to the terms and provisions of the Loan Agreement, the aggregate principal loan sum amount will be repaid to the Company on or before the day which is ninety (90) calendar days from the earlier of one (1) year from the execution date of the Loan Agreement or the date upon which the Company's purchase of all of the issued and outstanding shares of Petrogen under the terms of the Agreement terminates for any reason whatsoever (the "Final Payment Date"). It is further agreed that Petrogen will have the right to prepay and redeem any portion of the aggregate principal loan sum amount and accrued interest due and owing the Company in whole or in part prior to the Final Payment Date by providing the Company with no less than thirty (30) calendar day's prior written notice (the "Right of Redemption"). As a result of consummation of the Agreement, the loan will become an intercompany account between parent and subsidiary.

     Purchase and Sale Agreement. Pursuant to the terms of the Agreement, the Company agreed to authorize the sale of substantially all of the assets of the Company. On February 12, 2003, the Company, Oakhills Energy Inc., the Company's wholly-owned subsidiary ("Oakhills"), and Newport Capital Corporation, a Belize corporation carrying on business in London, England ("Newport") entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms and provisions of the Purchase and Sale Agreement: (i) the Company agreed to sell and transfer to Newport all of the capital stock of Oakhills held by the Company; (ii) the Company agreed to convey to Newport the Company's current interest in four wells owned by Oakhills, subject to certain assignments currently in place with the Bank N.A. of Oklahoma; and (iii) Newport acknowledges the existence of certain liabilities of Oakhills in the approximate amount of $437,752.00.

     The Board of Directors of the Company agreed to enter into the Purchase and Sale Agreement principally because of its analysis of the existing corporate structure of the Company and its subsidiary. The Board of Directors reviewed the terms of the Purchase and Sale Agreement, as well as the future direction of the Company, including the acquisition of Petrogen. Management of the Company determined that the Company's financial condition was declining as a result of the operational activities of its wholly-owned subsidiary, Oakhills, and the resulting inability of the Company to achieve net positive cash flow from Oakhill's operations or borrow or raise funds for subsidiary operations that would be required for its working capital and capital expenditures for the remainder of 2003. Management further determined that the sale of Oakhills would allow the Company to streamline existing operations and better provide for the acquisition and operation of Petrogen.

     During fiscal year 2001, Oakhills arranged for a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. The proceeds of the term loan were used to repay certain outstanding debts to creditor, including $219,838 owed to a private company controlled by a previous director and officer of Oakhills for production services and equipment rentals, and to retire all previous outstanding bank loans. As of December 31, 2002, the term loan was in default as Oakhills was in two months arrears in principal payments of $25,000 and interest of $6,265. Upon the sale of Oakhills, the loan was brought up to date by Newport and the Company is currently negotiating a release from its guarantee. Pursuant to the terms of the Purchase and Sale Agreement, however, Newport has agreed to indemnify the Company against any losses arising from the Company's loan guarantee.

     Consulting Services Agreement. Pursuant to the terms and provisions of the Agreement, the Company and Investor Communications International, Inc., a Washington corporation ("ICI") entered into a consulting services agreement dated February 12, 2003 (the "Consulting Services Agreement"). Pursuant to the provisions of the Consulting Services Agreement: (i) ICI will provide to the Company such finance and general managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the energy industry, including the oil and gas interest; and (ii) the Company will pay to ICI a fee commensurate with the services provided by ICI on a monthly basis, but not to exceed $10,000.00 monthly. Mr. Grant Atkins, a director of the Company, is employed by ICI and part of the management team provided by ICI to the Company, and may derive remuneration from ICI for such services rendered to the Company. See "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation," "Part III. Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions."

     Petrogen, Inc.

     Petrogen, Inc. ("Petrogen") is an energy company specializing in the development of domestic energy. Petrogen has operations based in Houston, Texas, and has been committed to developing into a leading independent oil and gas competitor through systematically expanding operations, increasing yearly revenues and booking new reserves without risking the stability of operations or shareholder value.

     Pursuant to the terms and provisions of the Agreement, the Company's resulting business will be comprised of a one hundred percent (100%) registered and beneficial working interest in and to all of Petrogen's business assets. Petrogen's affiliate, Petrogen International Ltd. ("Petrogen Ltd.") shall retain at all times, as the exclusive operator in and to all of the Petrogen's and the Company's assets, a ten percent (10%) carried interest in and to such business assets together with the right, as operator in respect of such business assets, to charge an administrative fee of ten percent (10%) of project costs for all development expenditures incurred in connection therewith. Development expenditures are defined as those costs which are incurred in the normal course of business in the oil and gas industry, which would include, but are not limited to, the costs incurred in the processes of exploring upon and/or developing oil and gas leases, operations and administrative expenses, work over expenses, recompletion and completion expenses, specialists and consultants fees, environmental protection costs, clean-up costs, etc.

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

     It is anticipated that the Company's and Petrogen's immediate efforts will be focused on placing the numerous shut-in gas wells located on its properties in the states of Texas, Mississippi and Wyoming back into production, and to immediately implement additional development operations on these same properties with the commencement of drilling new wells into proven undeveloped reserves.

     The Company and Petrogen are also currently working in collaboration with Petrogen Ltd. to complete the acquisition of several additional oil and gas prospects that fall within the same criteria of providing immediate proven developed revenue stream potential and undeveloped reserve upside. The Company and Petrogen plan to commence a major development initiative upon its Texas Gulf Coast property, Hawes Field, in the spring of 2003, under which planned drilling of several new wells to place back into production a gross natural gas reserve of 12.2 BCFG.

     The Company and Petrogen plan to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunity for the Company and its shareholders over the immediate, near and long term. See "Part I. Item 2. Description of Property."

PRIOR BUSINESS OPERATIONS

     U. S. Oil & Gas Resources, Inc.

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

     Subsequently, management of the Company engaged in an analysis of the existing corporate structure of the Subsidiaries and operations planning. Management believed that the corporate consolidation of the Subsidiaries into one operating entity would streamline existing operations, provide for the restructure of existing debt of U.S. Oil & Gas, and establish operating lines of credit. Effective December 31, 2001, a Certificate of Merger was issued by the Nevada Secretary of State pursuant to which two of the subsidiaries, Thor Energy Inc. and O.J. Oil & Gas Inc. were merged into the third and surviving subsidiary, Oakhills Energy Inc. As a result, the Subsidiaries operated as one entity, and the Company had one wholly-owned subsidiary, Oakhills Energy Inc. ("Oakhills").

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

     On January 1, 2002, effective March 22, 2002, the Company and U.S. Oil & Gas entered into a share redemption and asset sale agreement (the "Share Redemption Agreement"). The Share Redemption Agreement was consummated in conjunction with the Company's initiative to divest itself of properties deemed by the Company's management to represent higher risk to obtain desired production for the anticipated well capital costs required. In accordance with the terms of the Share Redemption Agreement, (i) the Company sold to U.S. Oil & Gas certain oil and gas properties previously acquired pursuant to the terms of the Purchase Agreement that did not form part of the Company's overall development strategy; (ii) the Company continued to own 100% of Oakhills that provided necessary oil and gas management and operating infrastructure for further acquisitions and projects; (iii) the Company owned a 100% interest in the Comanche, Nelda Cassel, Lone Wolf, Jolly and Ingle oil and gas properties held by Oakhills Energy, Inc. that provided the majority of existing revenues to Oakhills Energy, Inc.; (iv) U.S. Oil & Gas returned to the Company 8,000,000 shares of the 10,000,000 shares of restricted common stock previously issued to U.S. Oil & Gas pursuant to the terms of the Purchase Agreement; (v) the 400,000 shares of restricted common stock issued as a finders' fee pursuant to the Purchase Agreement were returned to the Company; (vi) U.S. Oil & Gas granted to the Company an option to acquire from U.S. Oil & Gas 1,500,000 of the remaining 2,000,000 shares of restricted common stock (1,000,000 shares at a price of $0.75 per share exercisable in whole or in part until December 31, 2002 and 500,000 shares at a price of $1.25 per share exercisable in whole or in part until June 30, 2004 (the "Option Term(s)"); (vii) U. S. Oil & Gas agreed that upon expiration of either Option Term any unexercised shares would be subject to a monthly trading maximum equal to the lesser of 50,000 shares or $200,000 of proceeds; and (viii) U.S. Oil & Gas agreed that the balance of 500,000 shares of the remaining 2,000,000 shares would be used by U.S. Oil & Gas to acquire interests in future oil and gas properties acquired by the Company.

     By agreement dated March 22, 2002, the Company reacquired 8,000,000 of its shares of Common Stock from U.S. Oil & Gas in exchange for transfer back to U.S. Oil & Gas of certain of its non-producing oil and gas properties owned by Oakhills. The Company also reacquired 400,000 shares of Common Stock previously issued as a finder's fee in connection with the original acquisition. The 8,400,000 shares were returned to treasury and cancelled on March 25, 2002.

     Subsequent negotiations have resulted in the termination of the above-noted option purchase arrangements. The 2,000,000 pre-Reverse Stock Split shares of Common Stock owned by U.S. Oil & Gas are subject to a lock-up and leakage agreement dated October 16, 2002 whereunder the 2,000,000 pre-Reverse Stock Split shares may not be sold at more than 166,667 pre-Reverse Stock Split shares in any month, non-cumulative, beginning January 1, 2003. Subsequent agreement between the Company and U. S. Oil & Gas have resulted in the minor modification to the terms above that not more than 10,000 post-Reverse Stock Split shares may be sold in any month, non-cumulative.

     As of the date of this Annual Report, the Company's wholly-owned subsidiary, Oakhills, has been sold.

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

     As of the date of this Annual Report, the Company has completed its due diligence. Management of the Company determined that such due diligence conducted indicated higher than anticipated project costs, which caused disagreement among the parties regarding the original terms for the sale. As a result, the Company terminated its negotiations with Rubicon.

     Leasehold Interests

     During June 1999, the Company entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of thirty-five
(35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico to the Company (the "Leasehold Interests").

     As of the date of this Annual Report, management of the Company has not renewed the Leasehold Interests nor has it carried out any exploration activities on the Leasehold Interests. The Company has conducted ongoing due diligence regarding the Leasehold Interests, and has determined that exploration initiatives represent higher degrees of risk than the Company's management currently wishes to participate. As a result, management is concentrating on obtaining producing assets and exploration initiatives that are deemed by management as lower in risk. As of December 31, 2001, the Company decided not to renew any of the leases, and all remaining leases terminated during 2002.

ITEM 2. DESCRIPTION OF PROPERTIES

OIL AND GAS PROPERTIES

     The Company is an independent oil and gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, exploration and development of oil and natural gas properties. As of the date of this Annual Report, the Company has not reported reserves to any agencies nor engaged in any drilling activities, and has just recently commenced limited production from one of its properties. The Company does not maintain any undeveloped acreage. The following is a description of the Company's and Petrogen's oil and gas operations.

     Emily Hawes Field Project

     Productive Wells and Acreage. The Company holds a 95% working interest and a 77.5% net revenue interest in approximately 1,571 acres of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). The Emily Hawes Field is located on a simple anticlinal closure on a down-to-the-coast normal fault within the oil and gas producing Miocene-Frio

Trend. The Miocene-Frio Trend consists of hundreds of individual oil and gas fields that produce from multiple sands of Miocene and/or Frio age located in a fairway that parallels the present day Texas Gulf Coast. At the Miocene level, approximately 800 feet of structural closure is encompassed within the leased area. At Emily Hawes Field, gas production has been established in multiple Miocene sands between 6,190 feet and 6,450 feet. Additional Miocene sands remain to be definitely tested, but log and sidewall core analyses strongly suggest that these sands will also be productive.

     As of the date of this Annual Report, the Emily Hawes Field has been developed by the drilling of three gas wells. Although exhibiting excellent reservoir and production characteristics, a gravel pack completion was not employed and, therefore, sand production forced the premature abandonment of these wells. The same anticlinal structure responsible for the Miocene gas production at the Emily Hawes Field is also recognized at the Frio level.

     Management of the Company believes that of the 14 BCFG reserves proven by these three wells, only 1.8 BCFG has been produced, leaving a balance of approximately 12.2 billion cubic feet of proven gas reserves to be produced. See "J.W. Rhea Interests, Inc. 'Estimation of Reserves' dated November 15, 2002", attached hereto as Exhibit 99.2. To realize these existing proven reserves, the Company plans to drill offset wells, utilizing proper completion techniques to control sand production. Management intends to utilize data derived from the new wells to subsequently drill step-out locations to efficiently and economically drain the reservoir. Management believes that nine wells will be needed to completely develop the Miocene reservoir. Future drilling will also include a well to test the oil and gas potential of multiple sands in the Frio. Management anticipates that a test well in the Frio will potentially prove 60 BCFG of recoverable reserves. See "J.W. Rhea Interests, Inc. 'Estimation of Reserves' dated November 15, 2002" attached as Exhibit 99.2.

     Present Activities. As of the date of this Annual Report, the Company is not engaged in any drilling activity on the Emily Hawes Field. The Company has recently applied to the Texas State Railroad Commission to receive permitting to commence drilling operations during the late spring/early summer months of fiscal year 2003. Management of the Company believes that such drilling operations will result in the spudding of at least one gas wellbore test.

     Baxterville Field

     Productive Wells and Acreage. Pursuant to an agreement between Petrogen and US Gas Systems Corp. (the "Baxterville Agreement"), the Company holds a 75% working interest and a 75% net revenue interest in all oil production and a 50% working interest and a 75% net revenue interest on all gas development in approximately 640 acres of oil and gas leases located in LaMar County and Marion County, Mississippi (the "Baxterville Field"). The Baxterville Field is located within the Interior Salt Basin of Mississippi. Within this basin, deformation of deeply buried salt has created numerous faulted anticlines. When overlain by porous and permeable sands, these structures create excellent traps for oil and natural gas. The Baxterville Field consists of a faulted anticline overlying a deep-seated salt structure. This well defined geologic structure has a proven aerial extent in excess of 13,000 acres. More than 300 wells in this area have produced approximately 262 MMBO and 450 BCFG. Management of the Company believes that the Baxterville Field is an excellent example of this type of oil and gas productive structure.

     As of the date of this Annual Report, there are four existing shut-in well-bores located on the Baxterville Field. To date, management believes that these four well-bores have produced a total of 489,000 BO and 11 BCFG. Management believes that combined, the four well-bores represent a total of eight re-completion opportunities with an estimated 403,000 BO and 11.25 BCFG of proven developed non-producing reserves and 1.5 MMBO of proven undeveloped reserves.

     Additionally, the Company recently acquired a 100% working interest and a 77% net revenue interest in the S.J. Hooper #1 well-bore, which lies adjacent to the Baxterville Field (the "Hooper Lease"). Management of the Company believes that the Hooper Lease is a valuable addition to the Company's ongoing Baxterville Field acquisition strategy. The Hooper Lease has one shut-in well-bore and although falls below the Company's criteria for acquisition, geophysical log analysis of the well-bore indicates that there is a high probability of significant productive gas zones. Coupled with the Baxterville Field, the Hooper Lease meets Mississippi's minimum acreage spacing requirements for a gas wellbore completion and is, therefore, a key component in the Company's development of potential gas reserves in its Baxterville Field interests. Management anticipates that the estimated reserves of 54,750 BO will be exploited through the initial recompletion and secondary work and will, thereafter, perforate the gas zones to attempt a gas completion. The Company is also considering the potential to "twin" the well bore (hydrocarbons produced from two zones at the same time) once clarification pursuant to spacing requirements is received from the Mississippi State Oil and Gas Board.

     Present Activities. Management of the Company believes that the Baxterville Field represents an outstanding opportunity to develop low-risk low-cost oil and gas reserves and, as of the date of this Annual Report, plans a twofold development strategy to realize these reserves. Pursuant to the terms and provisions of the Baxterville Agreement, the Company will re-enter and re-complete the four existing shut-in well-bores (which combined have produced a total of 489,000 BO with a remaining 10 BCFG proven reserves in the existing recompletion well) and produce the remaining reserves from the existing well-bores. The Baxterville Agreement provides that the Company will further develop the property after commencing recompletion operations by meeting certain operational milestones within a set period of time. Management of the Company believes that this will enable the Company to engage upon full development of the entire acreage block through seven oil and two gas infill drilling locations to exploit the estimated 1.5 MMBO of proven undeveloped reserves. Management believes that some of these locations will be opened up as bookable proven undeveloped reserves upon the successful recompletion of each of the existing shut-in well-bores, as well as additional gas proven undeveloped reserve locations being opened up upon completion of successful infill drilling operations. See "J.W. Rhea Interests, Inc. 'Estimation of Reserves' for Brown Government leases dated January 15, 2003" attached hereto as Exhibit 99.3.

     Recompletion operations on the Hooper Lease were commenced on January 12, 2003 and successfully completed on January 17, 2003. Management of the Company anticipates that an additional work-over will soon be undertaken on the Hooper Lease to increase well-bore productivity, after which time sufficient production data will have been gathered for interpretation by the Company providing insight as to which specific work-over treatments will result in the most increase in daily production from the well-bore. As of the date of this Annual Report, the Company has shipped its first load of crude oil for sale to a distribution outlet in Mississippi, however, it has not yet received payment for that oil shipment or confirmation as to the price per barrel to be paid.

     Brown Government Lease

     Productive Wells and Acreage. As of the date of this Annual Report, the Company holds a 100% working interest of a 77% net revenue interest, which will subsequently convert to a 50% working interest of an 82.5% net revenue interest, in all existing and future wells located in the Enos Creek field in Hot Springs County, Wyoming (known as the "Brown Government Lease"). The Brown Government Lease consists of 440 acres of oil and gas leases within the Enos Creek field. The Company also currently is under the terms of an agreement with the vendor of the Brown Government Lease, Coronado Oil Company, that delineates an additional 440 acres within an area of mutual interest (the "AMI"). The AMI also comprises part of the Brown Government Lease, in which the Company shall hold, upon completion of acquisition, a 100% working interest of an 80% net revenue interest, which will subsequently convert to a 75% working interest of an 82.5% net revenue interest, in existing and future wells located in the Brown Government Lease. The Brown Government Lease is located on the western flank of the Bighorn Basin and exhibits 1,000 feet of closure and encompasses approximately 800 proven acres. This asymmetric basin has produced in excess of 2,000,000 barrels of oil and more than 1 trillion cubic feet of natural gas. Compressional forces related to the building of the Rocky Mountains created numerous structural folds (anticlines), which subsequently filled with oil and/or gas. Within a 15-mile radius of the Brown Government Lease, twenty such anticlines are located which are oil and gas productive.

     As of the date of this Annual Report, the Brown Government Lease consists of twelve wells drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes.

     Present Activities. Management of the Company anticipates that the first phase of re-developing the Brown Government Lease will be focused exclusively upon remaining recoverable reserves within multiple gas charged sands. Gas production will be re-established by re-working and returning to production the three existing shut-in gas wells. These wells will be evaluated relative to completion zones, completion method and production parameters. If current completed intervals are deemed depleted, management intends to then perforate and complete new zones. Management anticipates that the second phase will include the acquisition of additional leases within the AMI and the drilling of two additional wells. These wells will also target remaining recoverable reserves. Management anticipates that the third phase will include evaluation of potential reserves by utilizing existing well-bores to test the productive potential of these zones with the drilling of additional well-bores if needed. Management of the Company believes that the three existing shut-in well-bores provides for an additional 2.6 BCFG of proven undeveloped reserves, totaling estimated gross reserves in the Brown Government Lease, including the AMI of approximately 11.8 BCFG.

OFFICE LOCATION

     Except as described above, the Company does not own any other real estate or other properties. The Company leases office space and its offices are located at 3200 Southeast Freeway, Suite 3300, Houston, Texas 77027.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Based upon review of a wide variety of factors considered in connection with its evaluation of the Agreement and the sale of substantially all of the Company's assets, which included the sale of its wholly-owned subsidiary, Oakhills Energy, Inc., the Board of Directors of the Company believed that consummation of the Agreement and the sale of substantially all of the Company's assets would be fair to and in the best interests of the Company and its shareholders. The Board of Directors, therefore, authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement").

     The Information Statement was filed with the Securities and Exchange Commission on October 17, 2002 and amended December 16, 2002. The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten
(10) or less shareholders holding of record a majority of the outstanding shares of the Company's Common Stock (the "Written Consent"). As of November 30, 2002 (the "Record Date"), there were 22,431,693 shares of the Company's Common Stock issued and outstanding. The names of the shareholders who signed the Written Consent and their respective equity ownership of the Company are as follows: (i) TriStar Financial Services, Inc. ("TriStar") holding of record 6,015,211 shares of Common Stock (26.82%); (ii) Investor Communications International, Inc. ("ICI") holding of record 5,787,517 shares of Common Stock (25.80%); and (iii) Alexander W. Cox holding of record 2,177,300 shares of Common Stock (971%).

     The matters upon which action was taken effective February 12, 2003 pursuant to the Written Consent include the: (i) approval of the Agreement, the related conversion of any proposed loans to equity interest by the Company in Petrogen, and the resulting change in control of the Company upon the completion and consummation of the Agreement; (ii) approval of an amendment to the Articles of Incorporation to effectuate a name change of the Company to "Petrogen Corp." upon the completion and consummation of the Agreement; (iii) approval of the sale of substantially all of the remaining assets of the Company consequent upon the completion and consummation of the Agreement (the proposed "Sale and Purchase"); (iv) authorization for the Board of Directors to effect a reverse stock split of one-for-twenty (the "Reverse Stock Split") of the Company's outstanding common stock, depending upon a determination by the Board of Directors that a Reverse Stock Split is in the best interests of the Company and its shareholders; (v) approval of a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (vi) ratification of the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal year ending December 31, 2002.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Petrogen Corp.'s Common Stock is traded on the OTC Bulletin Board under the symbol "PTGC" and on the Frankfurt Stock Exchange (FWB) in Germany under the symbol "HD1A". The market for the Company's Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                         FISCAL YEARS ENDED
                          --------------------------------------------------
                            DECEMBER 31, 2002          DECEMBER 31, 2001
                          --------------------------------------------------
                           HIGH BID    LOW BID        HIGH BID    LOW BID
                          --------------------------------------------------

First Quarter              $2.09       $1.08           $2.50      $0.156
Second Quarter             $2.00       $0.13           $0.90      $0.13
Third Quarter              $0.35       $0.12           $0.71      $0.25
Fourth Quarter             $0.42       $0.06           $1.85      $0.35

HOLDERS

     As of January 31, 2003, the Company had approximately 113 shareholders of record.

DIVIDENDS

     No dividends have ever been declared by the Board of Directors of the Company on its Common Stock. The Company's previous losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its Common Stock in the foreseeable future.

REVERSE STOCK SPLIT

     In conjunction with consummation of the Agreement, the Board of Directors of the Company and the shareholders pursuant to the Written Consent, authorized and approved a reverse stock split of one-for-twenty of the Company's issued and outstanding shares of Common Stock (the "Reverse Stock Split"). The Reverse Stock Split was effectuated by the Board based on market conditions. The intent of the Reverse Stock Split is to increase the marketability and liquidity of the Company's Common Stock.

     The Reverse Stock Split was effected upon a determination by the Board of Directors that the Reverse Stock Split is in the best interests of the Company and the shareholders. In the Board's judgment the Reverse Stock Split would result in the greatest marketability and liquidity of the Common Stock, based upon prevailing market conditions, the likely effect on the market price of the Common Stock and other relevant factors.

     The Reverse Stock Split was effectuated on February 12, 2003 (the "Effective Date") upon filing the appropriate documentation with NASDAQ. The Reverse Stock Split reduced the Company's issued and outstanding shares of Common Stock from 22,431,693 to 1,121,625 shares of Common Stock. The Common Stock will continue to be $0.001 par value.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Pursuant to the terms of the Agreement, the Company has granted 167,189 common stock purchase warrants (the "Warrant(s)"). In accordance with the terms and provisions of certain warrant agreements, the holder thereof has the right to convert such Warrant into shares of restricted Common Stock on a one-to-one basis as follows: (i) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 18, 2003; (ii) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 20, 2003; (iii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring October 29, 2004; (iv) 11,857 Warrants exercisable at the rate of $0.50 per share until June 22, 2003 and thereafter at the rate of $0.80 per share expiring on June 22, 2004; (v) 18,972 Warrants exercisable at the rate of $0.50 per share until August 9, 2003 and thereafter at the rate of $0.80 per share expiring August 9, 2004; (vi) 59,286 Warrants exercisable at the rate of $0.40 per share expiring November 13, 2004; and (vii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring November 14, 2004. As of the date of this Annual Report, 167,189 Warrants have been granted and are outstanding. As granted, the 167,189 Warrants may be converted into 167,189 shares of restricted Common Stock.


                                  Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------
                        Number of Securities      Weighted-Average Exercise    Number of Securities
                          To be Issued Upon          Price of Outstanding     Remaining Available for
Plan Category          Exercise of Outstanding        Options, Warrants        Future Issuance Under
                          Options, Warrants               and Rights         Equity Compensation Plans
                             and Rights                                       (excluding column (a))
                                (a)                          (b)                        (c)
------------------------------------------------------------------------------------------------------
Equity Compensation             n/a                          n/a                        n/a
Plans Approved by
Security Holders

Equity Compensation        23,714 shares                    $1.20                       -0-
Plans Not Approved by      23,714 shares                    $1.20                       -0-
Security Holders -         14,822 shares                    $0.40                       -0-
Warrants                   11,857 shares                    $0.50                       -0-
                           18,972 shares                    $0.50                       -0-
                           59,286 shares                    $0.40                       -0-
                           14,822 shares                    $0.40                       -0-

Total                     167,189 shares
------------------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL OF THE COMPANY

     To provide capital, the Company has sold stock in private placement offerings, issued stock in exchange for debts of the Company or pursuant to contractual agreements as set forth below. Pursuant to the terms of the Agreement, the Company issued 7,300,000 shares of Common Stock. The Company also redeemed 8,400,000 shares from U.S. Oil & Gas. Therefore, there was a change in control of the Company. See "Part III. Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

     (a) On September 23, 2002, the Board of Directors of the Company authorized the execution of settlement agreements between the Company and certain creditors of the Company, and the subsequent issuance of 6,077,720 shares of its restricted Common Stock:

          (i) The Company has incurred a debt inclusive of accrued interest in the amount of $523,103 to Investor Communications International, Inc. ("ICI") for prior services rendered by ICI on behalf of the Company including, but not limited to, financial, administrative, investor relations and oil and gas management. Therefore, the Company and ICI entered into a settlement agreement dated September 23, 2002 (the "ICI Settlement Agreement"). Pursuant to the terms of the ICI Settlement Agreement, (i) the Company agreed to settle the $523,103 debt due and owing ICI by the issuance of 4,787,517 shares of its restricted Common Stock at the rate of $0.109 per share (which is the average of the open and close price of the Company's Common Stock trading on the OTC Bulletin Board on September 23, 2002); and (ii) ICI agreed to accept the issuance of the 4,787,517 shares of restricted Common Stock as settlement and full satisfaction of the debt due and owing it as of the date of the ICI Settlement Agreement.

          (ii) The Company has incurred a debt inclusive of accrued interest in the amount of $83,610 to Tri Star Financial Services, Inc. ("Tri Star") pursuant to prior advances made by Tri Star to the Company. Therefore, the Company and Tri Star entered into a settlement agreement dated September 23, 2002 (the "Tri Star Settlement Agreement"). Pursuant to the terms of the Tri Star Settlement Agreement, (i) the Company agreed to settle the $83,610 debt due and owing Tri Star by the issuance of 765,211 shares of its restricted Common Stock at the rate of $0.109 per share (which is the average of the open and close price of the Company's Common Stock trading on the OTC Bulletin Board on September 23, 2002); and (ii) Tri Star agreed to accept the issuance of the 765,211 shares of restricted Common Stock as settlement and full satisfaction of the debt due and owing it as of the date of the Tri Star Settlement Agreement.

          (iii) The Company has incurred a debt inclusive of accrued interest in the amount of $57,363 to Brent Pierce, an individual ("Pierce") pursuant to prior advances made by Pierce to the Company. Therefore, the Company and Pierce entered into a settlement agreement dated September 23, 2002 (the "Pierce Settlement Agreement"). Pursuant to the terms of the Pierce Settlement Agreement, (i) the Company agreed to settle the $57,363 debt due and owing Pierce by the issuance of 524,992 shares of its restricted Common Stock at the rate of $0.109 per share (which is the average of the open and close price of the Company's Common Stock trading on the OTC Bulletin Board on September 23, 2002); and (ii) Pierce agreed to accept the issuance of the 524,992 shares of restricted Common Stock as settlement and full satisfaction of the debt due and owing him as of the date of the Pierce Settlement Agreement.

     (b) The Company had incurred debt in the principal amount of $10,000.00 to Spartan Asset Group, Inc. ("Spartan") pursuant to prior advances made by Spartan to the Company. Therefore, the Company issued a convertible promissory note to Spartan in the aggregate principal amount of $10,000.00 dated September 23, 2002 (the "Spartan Convertible Note"). The terms of the Spartan Convertible Note included an anti-dilution provision which provided Spartan with the right to convert the outstanding debt into a total of 444,444 (post-Reverse Stock Split) shares of restricted Common Stock. As of the date of this Annual Report, Spartan has exercised its conversion right, and the Company has issued 444,444 shares of its restricted Common Stock to Spartan.

     (c) The Company had incurred debt in the principal amount of $11,525.00 to Newport Capital Corp. ("Newport") pursuant to prior advances made by Newport to the Company. Therefore, the Company issued a convertible promissory note to Newport in the aggregate principal amount of $11,525.00 dated September 23, 2002 (the "Newport Convertible Note"). The terms of the Newport Convertible Note included an anti-dilution provision which provided Newport with the right to convert the outstanding debt into a total of 512,222 (post-Reverse Stock Split) shares of restricted Common Stock. As of the date of this Annual Report, Newport has exercised its conversion right, and the Company has issued 512,222 shares of its restricted Common Stock to Newport.

     (d) As of the date of this Annual Report, the Company is engaged in a private placement offering under Rule 506 of Regulation D of the 1933 Securities Act. Pursuant to the terms of the private placement, the Company is offering shares of its restricted Common Stock at $1.00 per share (post-Reverse Stock Split) or $0.05 per share (pre-Reverse Stock Split) to raise a minimum of $250,000. The securities are being offered to U.S. residents who are either accredited investors as that term is defined under Regulation D or sophisticated investors and to non-U.S. residents. The per share price of the offering was arbitrarily determined by the board of directors based upon analysis of certain factors relating to the acquisition of Petrogen, Inc. including, but not limited to, potential future earnings, assets and net worth of the Company. As of the date of this Annual Report, the Company has not issued any shares of restricted Common Stock pursuant to this offering.

     (e) Pursuant to the terms of the Agreement, the Company has issued 7,300,000 shares of its restricted Common Stock. Certain common stock purchase warrants (the "Warrant(s)") aggregating 167,189 have been granted in accordance with the terms and provisions of warrant agreements pursuant to which the holder thereof has the right to convert such Warrant into shares of restricted common stock on a one-to-one basis as follows: (i) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 18, 2003; (ii) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 20, 2003; (iii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring October 29, 2004; (iv) 11,857 Warrants exercisable at the rate of $0.50 per share until June 22, 2003 and thereafter at the rate of $0.80 per share expiring on June 22, 2004; (v) 18,972 Warrants exercisable at the rate of $0.50 per share until August 9, 2003 and thereafter at the rate of $0.80 per share expiring August 9, 2004; (vi) 59,286 Warrants exercisable at the rate of $0.40 per share expiring November 13, 2004; and (vii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring November 14, 2004. As of the date of this Annual Report, 167,189 Warrants have been granted and are outstanding. As granted, the 167,189 Warrants may be converted into 167,189 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     For Fiscal Year Ended December 31, 2002 compared with Fiscal Year Ended December 31, 2001

     The Company's net losses during fiscal year ended December 31, 2002 were approximately ($177,042) compared to a net loss of approximately ($2,707,578) for fiscal year ended December 31, 2001 (a decrease of $2,530,536). During fiscal years ended December 31, 2002 and 2001, the Company recorded $-0- in revenue.

     During fiscal year ended December 31, 2002, the Company recorded general and administrative expenses of approximately $567,125 compared to $537,368 of general and administrative expenses recorded in the same period for 2001 (an increase of $29,757). The increase in general and administrative expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to the acquisition of Petrogen and subsequent consummation of the Agreement, review and due diligence of other prospective acquisitions, the acquisition and reorganization and amalgamation of the Subsidiaries, and the exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees. During fiscal year ended December 31, 2002, the Company also recorded $935,141 as a finance fee compared to $-0- recorded during fiscal year ended December 31, 2001.

     Of the $567,125 incurred as general and administrative expenses during fiscal year ended December 31, 2002, an aggregate of $408,440 was incurred by the Company due and owing to Investor Communications International, Inc. ("ICI") for services rendered by ICI to the Company including, but not limited to, financial, administrative, investor relations and oil and gas management. In addition, during fiscal year ended December 31, 2002, $37,623 accrued as interest. Therefore, the Company and ICI entered into a settlement agreement dated September 23, 2002 (the "Settlement Agreement"). Pursuant to the terms of the Settlement Agreement, (i) the Company agreed to settle an aggregate debt of $523,103 due and owing ICI as of September 23, 2002, including accrued interest, by the issuance of 4,787,517 shares of its restricted common stock at the rate of $0.109 per share (which is the average of the open and close price of the Company's Common Stock trading on the OTC Bulletin Board on September 23, 2002); and (ii) ICI agreed to accept the issuance of the 4,787,517 shares of restricted common stock as settlement and full satisfaction of the aggregate debt due and owing it. As of December 31, 2002, an aggregate principal amount of $269,500 remains due and owing to ICI, which accrues interest at 10% per annum, and aggregate interest is due and owing in the amount of $5,738. See "Part I. Item
5. Market for Common Equity and Related Stockholder Matters."

     One of the directors of the Company is contracted by ICI and is part of the management team provided by ICI to the Company. During fiscal year ended December 31, 2002, Grant Atkins received an aggregate of $17,325 from ICI for services provided to the Company. The Company also owes Grant Atkins an aggregate of $14,279 plus $477 in accrued interest for payments personally made by Mr. Atkins on behalf of the Company.

     Although the Company incurred $567,125 of operating expenses and a finance fee of $935,141 during fiscal year ended December 31, 2002, such expenses were offset by the realization of $2,028,162 as a gain on disposal of oil and gas properties pursuant to the Share Redemption Agreement. This resulted in income from continuing operations of $525,896 during fiscal year ended December 31, 2002 compared to a loss from continuing operations of ($537,368) during fiscal year ended December 31, 2002.

     During fiscal year ended December 31, 2002, the Company realized a loss of $702,938 from discontinued operations as a result of the sale of its wholly -owned subsidiary, Oakhills, compared to a loss of $2,170,210 from discontinued operations during fiscal year ended December 31, 2001. This resulted in a net loss of ($177,042) incurred during fiscal year ended December 31, 2002 as compared to a net loss of ($2,707,578) incurred during fiscal year ended December 31, 2001.

     As discussed above, the decrease in net loss during fiscal year ended December 31, 2002 as compared to fiscal year ended December 31, 2001 is attributable primarily to the (i) realization of a gain of $2,028,162 on the disposal of oil and gas properties pursuant to the Share Redemption Agreement during fiscal year ended December 31, 2002 compared to $-0- during fiscal year ended December 31, 2001; and (ii) realization of a loss from discontinued operations of $2,170,210 during fiscal year ended December 31, 2001 compared to the realization of a loss of $702,938 during fiscal year ended December 31, 2002. The Company's net loss during fiscal year ended December 31, 2002 was ($177,042) or ($0.07) per share from discontinued operations and $0.05 per share from continuing operations compared to a net loss of approximately ($2,707,578) or ($0.16) per share during fiscal year ended December 31, 2001. The weighted average number of pre-Reverse Split shares outstanding was 10,736,339 for fiscal year ended December 31, 2002 as compared to 16,915,463 for fiscal year ended December 31, 2001.

     Liquidity and Capital Resources

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of December 31, 2002, the Company's current assets were $305 and its current liabilities were $931,927, resulting in a working deficit of $931,622. As of December 31, 2002, current assets were comprised of $305 in cash. As of December 31, 2002, current liabilities were comprised of (i) $372,856 in accounts payable and accrued liabilities; (ii) $197,005 in current portion of bank term loan due and owing The Bank N.A. in Oklahoma; (iii) $340,541 due and owing to related parties; and (iv) $21,525 due in convertible notes.

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

     As of December 31, 2002, the Company's total assets were $739,100 comprised of $305 in current assets, $638,795 in valuation of oil and gas properties (net of depletion) acquired pursuant to acquisition of the Subsidiaries, and $100,000 in advances to Petrogen. As of December 31, 2001, the Company's total assets were $2,016,667 comprised of $95,565 in current assets and $1,921,102 in valuation of oil and gas properties (net of depletion). The decrease in total assets during fiscal year ended December 31, 2002 from fiscal year ended December 31, 2001 was primarily due to the decreased valuation of the Subsidiaries' oil and gas properties.

     As of December 31, 2002, the Company's total liabilities were $1,069,538 comprised of $931,927 in current liabilities and $137,611 due and owing on the term loan to The Bank N.A. of Oklahoma. As of December 31, 2001, the Company's total liabilities were $997,281 comprised of $708,060 in current liabilities and $289,221 due and owing on the term loan. The increase in total liabilities during fiscal year ended December 31, 2002 from fiscal year ended December 31, 2001 was due primarily to the increase in accounts payable and accrued liabilities and amounts due to related parties.

     Stockholders' deficit decreased from $1,019,386 for fiscal year ended December 31, 2001 to ($330,438) for fiscal year ended December 31, 2002.

     For fiscal year ended December 31, 2002, net cash used in operating activities was ($235,073) compared to net cash used in operating activities of ($258,654) for fiscal year ended December 31, 2001. As noted above, the decrease in net cash used in operating activities was primarily comprised of (i) net income from continuing operations of $525,896 for fiscal year ended December 31, 2002 compared to a net loss of ($537,368) for fiscal year ended December 31, 2001; and (ii) adjustment of ($2,028,162) realized from gain on disposal of Subsidiaries during fiscal year ended December 31, 2002 compared to $-0-adjustment during fiscal year ended December 31, 2001.

     The Company's cash flow used in investing activities during fiscal year ended December 31, 2002 was ($100,000) compared to $-0- used in or from investing activities during fiscal year ended December 31, 2001.

     Cash flows from financing activities was $306,981 for fiscal year ended December 31, 2002 compared to cash flows from investing activities of $260,981 for fiscal year ended December 31, 2001. Net cash flows from financing activities during fiscal year ended December 31, 2002 resulted primarily from net advances from related parties of $285,456 during fiscal year ended December 31, 2002 and of net advances from related parties of $211,038 during fiscal year ended December 31, 2001.

PLAN OF OPERATION

     Funding

     As of the date of this Annual Report, the Company has generated limited revenues from operations. During the prior fiscal years, the Company focused primarily on the exploration of potential oil and gas projects and generated no revenues. During those prior fiscal years, the Company relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions.

     As of the date of this Annual Report, the Company is engaged in an offering of shares of its restricted Common Stock at $1.00 per share (post Reverse Stock Split) or $0.05 per share (pre-Reverse Stock Split) to raise a minimum of $250,000. The Company may finance further expenditures with future issuances of common stock of the Company. The Company believes that any private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next year. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new oil and gas acquisitions or opportunities, which could significantly and materially restrict the Company's business operations.

     As of the date of this Annual Report, management of the Company believes that an estimated $1,000,000 is required over the next two years for payment of expenses associated with the ongoing oil and gas exploration, development and production operations of the Company. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from oil and gas production and to obtain advances from certain investors and related parties, as necessary.

     As of the date of this Annual Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to funds its business operations and material commitments. The Company must raise additional capital. The Company has not generated sufficient cash flow in the past to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth.

     The Company's future success and viability are entirely dependent upon the Company's current management to generate revenues from business operations, develop its new business prospect under the Agreement, and raise additional capital through further private offerings of its stock or loans from private investors. Management is optimistic that the Company will be successful in its capital raising efforts. There can be no assurance, however, that the Company will be able to generate sufficient revenues or raise additional capital. The Company's failure to successfully generate sufficient revenues and/or raise additional capital will have a material and adverse affect upon the Company and its shareholders.

     Material Commitments

     In connection with the oil and gas exploration, development and production expenses and other overhead costs incurred, the Company and/or its subsidiary incurred liability or borrowed funds pursuant to various contractual arrangements representing the following material commitments.

     Consulting Service Agreement. Pursuant to the terms and provisions of the Agreement, the Company and ICI entered into a consulting services agreement dated February 12, 2003 (the "Consulting Services Agreement"). Pursuant to the provisions of the Consulting Services Agreement: (i) ICI will provide to the Company such finance and general managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the energy industry, including the oil and gas interest; and (ii) the Company will pay to ICI a fee commensurate with the services provided by ICI on a monthly basis, but not to exceed $10,000.00 monthly.

     As of fiscal year ended December 31, 2002, $269,500 plus interest of $5,378 remains due and owing to ICI. Mr. Grant Atkins, a director of the Company, is employed by ICI and part of the management team provided by ICI to the Company, and may derive remuneration from ICI for such services rendered to the Company. See "Part III. Item 10. Executive Compensation."

     The Bank N.A. in Oklahoma. A contingent commitment for the Company for fiscal year 2003 is the amounts due and owing by Oakhills under a term loan in the original amount of $450,000 and an operating line of credit in the original amount not to exceed a maximum amount of $50,000 with The Bank N.A. in Oklahoma. During November 2001, the Company's subsidiary, Oakhills, arranged for such term loan and operating line of credit. Pursuant to the terms of the arrangement, the proceeds of the term loan were used to repay certain outstanding debts to creditors (including amounts owed to a private company controlled by a prior director and officer of Oakhills for production services and equipment rentals) and to retire all previous outstanding bank loans. The term loan was repayable over three years with monthly principal payments of $12,500 plus interest at 9.5% per annum. The operating line of credit was repayable on demand with interest at 9.5% per annum. The term loan and operating line of credit were secured by a fixed charge over the assets of Oakhills including assignment of oil and gas leases, and are guaranteed by the Company and a director of the Company. As of December 31, 2002, $318,876 including accrued interest was due and owing on the term loan and $15,740 was due and owing on the operating line of credit.

     As of December 31, 2002, the term loan was in default as Oakhills was two months in arrears in principal payments of $25,000 and interest of $6,265. Upon the sale of Oakhills, the loan was brought up to date by Newport and the Company is currently negotiating a release from its guarantee. Pursuant to the terms of the Purchase and Sale Agrement, however, Newport has agreed to indemnify the Company against any losses arising from the Company's loan guarantee.

     Amounts Due to Related Parties. A significant and estimated commitment for the Company for fiscal year 2003 is the amounts due and owing to related parties as follows: (i) $123,500 and $118,750 in aggregate principal due and owing to Messrs. Spindler and Kerrigan, respectively, resulting from consulting services provided to Petrogen during fiscal year 2002; (ii) $60,000 in aggregate principal remains due and owing to two private companies associated with a shareholder of the Company (of which an aggregate $21,525 was evidenced by two convertible promissory notes, respectively, and such conversions were exercised into an aggregate of 956,666 shares of post-Reverse Stock Split Common Stock), which bear interest at 9% per annum and are without specific repayment terms; and (iii) $200,393 remains due and owing to the private company and prior director of Oakhills for unpaid remuneration and production services, which accrues interest at 10% per annum and is without specific repayment terms.

OFF-BALANCE SHEET ARRANGEMENTS

     As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

AUDIT COMMITTEE

     As of the date of this Annual Report, the Company has not appointed members to an audit committee. As of the date of this Annual Report, no audit committee exists. Therefore, the role of an audit committee has been conducted by the Board of Directors of the Company.

     The Company intends to establish an audit committee. When established, the audit committee will be comprised of at least two disinterested members. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be: (i) to serve as an independent and objective party to monitor the Company's financial reporting process and internal control system;
(ii) to review and appraise the audit efforts of the Company's independent accountants; (iii) to evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) to oversee management's establishment and enforcement of financial policies and business practices; and
(v) to provide an open avenue of communication among the independent accountants, management and the Board of Directors.

     The Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. The Board of Directors considered whether the Company's principal independent accountant was independent, and concluded that the auditor for the fiscal year ended December 31, 2002 was independent.

     Audit Fees

     During fiscal year ended December 31, 2002, the Company incurred approximately $17,159 in fees to its principal independent accountant for professional services rendered in connection with audit of the Company's financial statements for fiscal year ended December 31, 2002 and for the review of the Company's financial statements for the fiscal quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

     Financial Information Systems Design and Implementation Fees

     During fiscal year ended December 31, 2002, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

     All Other Fees

     During fiscal year ended December 31, 2002, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

     Index to Financial Statements

         Report of Independent Public Accountants dated March 15, 2003 Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

                                 PETROGEN CORP.

                        (Formerly Hadro Resources, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001






AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             LABONTE & CO.                      #610 - 938 Howe Street
-----------------------------------------       Vancouver, BC  Canada
C H A R T E R E D  A C C O U N T A N T S        V6Z 1N9
-----------------------------------------       Telephone      (604) 682-2778
                                                Facsimile      (604) 689-2778
                                                Email        info@labonteco.com



                                AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Stockholders and Board of Directors of Petrogen Corp.
(formerly Hadro Resources, Inc.)

We have audited the consolidated balance sheets of Petrogen Corp. (formerly Hadro Resources, Inc.) as at December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.



                                                 CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 15, 2003



COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING
-----------------------------------------------------------------------
DIFFERENCES
-----------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated March 15, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.



                                                 CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 15, 2003


                                               PETROGEN CORP.
                                      (Formerly Hadro Resources, Inc.)

                                         CONSOLIDATED BALANCE SHEETS



                                                                                December 31,   December 31,
                                                                                   2002           2001
==========================================================================================================

                                                   ASSETS

CURRENT ASSETS
   Cash                                                                         $       305    $    28,397
   Accounts receivable                                                                 --           67,168
                                                                                -----------    -----------

                                                                                        305         95,565

ADVANCES TO PETROGEN, INC. (Note 3(b))                                              100,000           --
OIL AND GAS PROPERTIES (Note 3 (a))                                                 638,795      1,921,102
                                                                                -----------    -----------

                                                                                $   739,100    $ 2,016,667
                                                                                ===========    ===========



                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                     $   372,856    $   295,796
   Convertible notes (Note 5)                                                        21,525           --
   Current portion of bank loans (Note 4)                                           197,005        161,350
   Due to related parties (Note 7)                                                  340,541        250,914
                                                                                -----------    -----------

                                                                                    931,927        708,060

BANK LOANS (Note 4)                                                                 137,611        289,221
                                                                                -----------    -----------

                                                                                  1,069,538        997,281
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 6)
   Common stock, $.001 par value, 100,000,000 shares authorized
      1,114,885 post-reverse split shares issued and outstanding
         (2001 - 1,237,699 post-reverse split shares issued and outstanding)         22,432         24,754
   Additional paid-in capital                                                     2,779,578      3,950,038
   Deficit                                                                       (3,132,448)    (2,955,406)
                                                                                -----------    -----------
                                                                                   (330,438)     1,019,386
                                                                                -----------    -----------

                                                                                $   100,252    $ 2,016,667
                                                                                ===========    ===========

CONTINGENCIES (Note 1)

SUBSEQUENT EVENTS (Notes 3 and 5)


           The accompanying notes are an integral part of these consolidated financial statements


                                    PETROGEN CORP.
                           (Formerly Hadro Resources, Inc.)

                         CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Year ended      Year ended
                                                          December 31,    December 31,
                                                              2002             2001
======================================================================================
                                                                          (restated -
                                                                           Note 3(a))


GENERAL AND ADMINISTRATIVE EXPENSES                      $   (567,125)   $   (537,368)

FINANCE FEE (Note 5)                                         (935,141)           --

GAIN ON DISPOSAL OF OIL AND GAS PROPERTIES (Note 3(b))      2,028,162            --
                                                         ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                      525,896        (537,368)
                                                         ------------    ------------

DISCONTINUED OPERATIONS (Note 3(a))
   Loss from discontinued operations                         (661,747)     (2,170,210)
   Loss on disposal of Oak Hills                              (41,191)           --
                                                         ------------    ------------

LOSS FROM DISCONTINUED OPERATIONS                            (702,938)     (2,170,210)
                                                         ------------    ------------

NET LOSS FOR THE YEAR                                    $   (177,042)   $ (2,707,578)
                                                         ============    ============


INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS       $       0.05    $      (0.16)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS                     (0.07)           --
                                                         ------------    ------------

BASIC NET LOSS PER SHARE                                 $      (0.02)   $      (0.16)
                                                         ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 10,736,339      16,915,463
                                                         ============    ============


                    The accompanying notes are an integral part of
                        these consolidated financial statements


                                                          PETROGEN CORP.
                                                 (Formerly Hadro Resources, Inc.)

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                          Additional
                                                            Number of                      Paid In
                                                              shares         Amount        Capital        Deficit        Total
===================================================================================================================================

Balance, December 31, 2000                                  13,054,200    $    13,054    $   126,795    $  (247,828)   $  (107,979)

Issuance of common stock for cash at $.25 per share            199,773            200         49,743           --           49,943

Issuance of common stock for acquisition of subsidiaries
at $.30 per share                                           10,500,000         10,500      3,454,500           --        3,465,000

Issuance of common stock for debt at $.32 per share          1,000 000          1,000        319,000           --          320,000

Net loss for the year ended December 31, 2001                     --             --             --       (2,707,578)    (2,707,578)
                                                           -----------    -----------    -----------    -----------    -----------

Balance December 31, 2001                                   24,753,973         24,754      3,950,038     (2,955,406)     1,019,386

Shares reacquired in connection with disposition of Oil
 and Gas Properties (Note 3(a))                             (8,400,000)        (8,400)    (2,763,600)          --       (2,772,000)

Shares issued in settlement of debt at $.109 per share       6,077,720          6,078        657,999           --          664,077

Convertible note beneficial conversion feature (Note 5)           --             --          935,141           --          935,141

Net loss for the year ended December 31, 2002                     --             --             --         (177,042)      (177,042)
                                                           -----------    -----------    -----------    -----------    -----------

Balance December 31, 2002                                   22,431,693    $    22,432    $ 2,779,578    $(3,132,448)   $  (330,438)
                                                           ===========    ===========    ===========    ===========    ===========


Note: Subsequent to December 31, 2002 the Company's Board of Directors approved a 1 for 20 reverse stock split subject to shareholder approval which was completed effective February 12, 2003.


                                         The accompanying notes are an integral part of
                                              these consolidated financial statements


                                             PETROGEN CORP.
                                    (Formerly Hadro Resources, Inc.)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Year ended    Year ended
                                                                                December 31,  December 31,
                                                                                    2002          2001
============================================================================================================
                                                                                            (restated - Note
                                                                                                       3(a))

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the year from continuing operations                     $   525,896    $  (537,368)
  Adjustments to reconcile net loss to net cash from operating activities:
  - gain on disposal of oil and gas properties                                   (2,028,162)          --
  - accrued management fees and interest                                            438,289        408,418
  - non-cash finance fee                                                            935,141           --
                                                                                -----------    -----------

                                                                                   (128,836)      (128,950)
  - net changes in working capital items                                              2,695        (97,702)
                                                                                -----------    -----------
Cash flows used in continuing operations                                           (126,141)      (226,652)

Cash flows used in discontinued operations                                         (108,932)       (32,002)
                                                                                -----------    -----------

CASH FROM (USED IN) OPERATING ACTIVITIES                                           (235,073)      (258,654)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to Petrogen, Inc.                                                       (100,000)          --
                                                                                -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES                                            (100,000)          --
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Convertible notes payable                                                          21,525           --
  Net advances from related parties                                                 285,456        211,038
  Net proceeds on sale of common stock                                                 --           49,943
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                                306,981        260,981
                                                                                -----------    -----------

INCREASE (DECREASE) IN CASH                                                         (28,092)         2,327

CASH, BEGINNING OF YEAR                                                              28,397         26,070
                                                                                -----------    -----------

CASH, END OF YEAR                                                               $       305    $    28,397
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



                                The accompanying notes are an integral part of
                                  these consolidated financial statements

                                                    F-6

                                 PETROGEN CORP.
                        (Formerly Hadro Resources, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
================================================================================

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated as Hadrosaurus Resources, Inc. under the Laws of the State of Nevada on December 2, 1997. The Company underwent name changes to Hadro Resources, Inc. on January 12, 1998 and subsequently to Petrogen Corp. on February 12, 2003. During 2001 the Company acquired three oil and gas companies with operations in the State of Oklahoma. In December 2001, the Company merged these subsidiaries, Thor Energy Inc., O.J. Oil and Gas Company, Inc. and Oak Hills Energy Inc. into one entity, Oak Hills Energy, Inc. ("Oak Hills").

As at December 31, 2002, the Company had a working capital deficiency of $430,438 and has realized significant losses from its existing oil and gas operations. The Company's continuance of operations are contingent on raising additional capital, settling its outstanding debts and on the future acquisition and development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

On October 11, 2002 the Company executed a letter of intent to acquire 100% of the issued and outstanding common shares of Petrogen, Inc. ("Petrogen"), a Colorado company specializing in the development of domestic energy. Effective February 12, 2003 the Company completed the acquisition by way of a share exchange agreement with the Petrogen shareholders resulting in a change in control of the Company. Refer to Note 3(b).

Subsequent to the year ended December 31, 2002 the Company sold 100% of it interest in Oak Hills, including all assets and liabilities and as a result the operations of Oak Hills have been disclosed as discontinued operations. Refer to
Note 3(a)

These financial statements should be read in conjunction with the Company's 14(C) Definitive Information Statement dated December 16, 2002 filed with the Securities and Exchange Commission and the Company's pro-forma consolidated balance sheet and Petrogen's audited financial statements contained therein.


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

Oil and Gas Properties
The Company follows the full cost method of accounting for its oil and gas operations whereby all cost related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of Oil and Gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company operates in one cost center, being the U.S.A.

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

PETROGEN CORP.
(Formerly Hadro Resources, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
================================================================================

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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

PETROGEN CORP.
(Formerly Hadro Resources, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 has not had a material impact on the Company's financial position or results of operations.


NOTE 3 - OIL AND GAS PROPERTIES
--------------------------------------------------------------------------------

(a)    Oak Hills

By agreement dated May 31, 2001 and effective August 29, 2001 between the Company and U.S. Oil and Gas Resources Inc. ("US Oil and Gas"), a British Columbia public company, the Company acquired three State of Oklahoma registered operating subsidiaries as follows: a 100% interest in Oakhills Energy Inc., a 100% interest in Thor Energy Inc. and a 100% interest in O.J. Oil & Gas Inc. ("Oak Hills"). In consideration for these acquisitions, the Company issued 10,000,000 restricted shares of common stock to US Oil and Gas, assumed a loan on behalf of US Oil and Gas of $78,203 and issued 500,000 restricted shares of common stock as a finder's fee. Oak Hills owns approximately 3,000 acres of oil and gas leases located in the State of Oklahoma and approximately 14 gas and 35 producing and non-producing oil wells in addition to untapped areas for future development.

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
                                                                  -----------

                                                                  $ 3,543,203
                                                                  ===========

PETROGEN CORP.
(Formerly Hadro Resources, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
================================================================================

NOTE 3 - OIL AND GAS PROPERTIES (cont'd)
--------------------------------------------------------------------------------

The Company's independent petroleum engineer revised the economic evaluation of the Company's proven recoverable oil and gas reserves based on current market prices and as a result at December 31, 2001 the Company wrote down the carrying value of oil and gas properties to the revised evaluation resulting in a depletion provision of $2,078,063.

By agreement dated March 22, 2002 the Company reacquired 8,000,000 of its shares of common stock from US Oil & Gas in exchange for the transfer back to US Oil and Gas of certain of its non-producing oil and gas properties owned by Oak Hills. The Company also reacquired 400,000 shares of common stock previously issued as a finder's fee in connection with the original acquisition. The 8,400,000 were returned to treasury and cancelled on March 25, 2002. US Oil & Gas has agreed to grant the Company an option to repurchase a total of 1,500,000 of the remaining 2,000,000 common shares held as follows: 1,000,000 shares at a price of $.75 per share exercisable in whole or in part until December 31, 2002 and 500,000 shares at a price of $1.25 per share exercisable whole or in part until June 30, 2004. Upon expiry of either option term any unexercised shares will be subject to a monthly trading maximum equal to the lesser of 50,000 shares or $200,000 of proceeds. The parties have agreed that US Oil & Gas will use the balance of 500,000 common shares to acquire interests in future oil and gas properties purchased by the Company. Further negotiations resulted in the termination of above noted option purchase arrangements. The 2,000,000 shares owned by US Oil & Gas are subject to a Lock-up and Leakage Agreement dated October 16, 2002 whereunder the 2,000,000 shares may not be sold at more than 166,667 shares in any month, non cumulative beginning January 1, 2003.

The properties returned in connection with this agreement had a carrying value of $743,838 at December 31, 2001. The exchange of these properties in return for a total of 8,400,000 shares valued at $2,772,000 resulted in a gain on disposal of these properties of $2,028,162.

As a condition of the acquisition of Petrogen as described in Note 3(b), the Company agreed to sell all of its remaining assets, being its interest in Oak Hills concurrent with completing the acquisition. As a result, the operations of Oak Hills for the period from January 1, 2002 to October 11, 2002 (the measurement date) have been recorded as discontinued operations of $661,747 and the results of Oak Hills for the period from October 12, 2002 to December 31, 2002 have been recorded as a loss on disposal of Oak Hills of $41,191. In addition, an adjustment of $47,131 has been recorded to loss on disposal of Oak Hills and to the carrying value of the oil and gas properties to adjust the carrying value of the net assets of Oak Hills to their estimated net recoverable amount. The comparative results of operations and cash flows of the Company have also bee restated to reflect the results of Oak Hills as discontinued operations.

In November of 2002 the Company sold one of the properties owned by Oak Hills for $85,000 which was credited to Oil and Gas propertiess.

Effective February 12, 2003 the Company sold 100% of the outstanding shares of common stock of Oak (refer to Note 4) for consideration of $10 to Newport Capital Corp., a private Belize company of which a director is also a member of the management team provided by Investor Communications, Inc. to the Company. Refer to Note 7.

As at December 31, 2002 the carrying value of the net assets of Oak Hills as adjusted to their estimated net recoverable amount being the total purchase price of $10 is as follows:

             Cash                                          $     63
             Oil and gas properties                         638,795
             Accounts payable                              (304,232)
             Bank loans                                    (334,616)
                                                           --------

             Net assets of discontinued operations         $     10
                                                           ========
(b)  Petrogen

Effective October 11, 2002 the Board of Directors approved the execution of an agreement in principle (the "Agreement") among the Company, Petrogen, Inc., a Colorado corporation ("Petrogen"), and the shareholders of Petrogen (collectively, the "Petrogen Shareholders") whereby the Company agreed to acquire 100% of the issued and outstanding common shares of Petrogen. Effective February 12, 2003 the Company completed the acquisition by way of a Share Exchange Agreement ("Share Exchange") with the Petrogen shareholders.

PETROGEN CORP.
(Formerly Hadro Resources, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
================================================================================

NOTE 3 - OIL AND GAS PROPERTIES (cont'd)
--------------------------------------------------------------------------------

Petrogen is an energy company specializing in the development of domestic energy. In accordance with the terms of the Agreement, it was agreed, subject to normal due diligence, formal agreement and board of director and shareholder ratification conditions precedent, that: (i) Petrogen will become a wholly-owned subsidiary of the Company and its business operations will be in oil and gas exploration and development; (ii) the Company will change its name to "Petrogen Corp."; (iii) the Company will sell substantially all of its remaining assets consequent upon the consummation of the Agreement; and (iv) the Company will adopt and implement a stock option plan for key personnel of the Company subject to approval by the shareholders of the Company.

Pursuant to the terms of the Agreement as finalized in the Share Exchange, the Company agreed to acquire from the Petrogen Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Petrogen in exchange for issuance to the Petrogen Shareholders of approximately 7,000,000 post-reverse stock split shares of the Company's restricted common stock (assuming that a prior reverse stock split of one-for-twenty will have been effectuated) and an additional 300,000 post-reverse stock split shares of the Company's restricted common stock as a finder's fee. Upon completion of the acquisition, there will be a change in control of the Company with the previous shareholders of Petrogen owning approximately 83% of the issued and outstanding common shares of the Company. Also in connection with the acquisition, the Company will grant options to acquire 2,000,000 post-reverse stock split shares of the Company's restricted common stock and grant share purchase warrants to acquire 167,189 post-reverse stock split shares of the Company's restricted common stock to previous option and warrant holders in Petrogen. This acquisition, when completed, will be accounted for as a reverse-merger with Petrogen being treated as the accounting parent and the Company being treated as the accounting subsidiary.

As a condition to entering into the Agreement, the Company agreed to advance to Petrogen not less than $250,000 within five (5) business days of raising a minimum of $250,000. In accordance with any loan made to Petrogen, any principal amount will bear interest at the rate of ten percent (10%) per annum, and will be secured pursuant to a senior fixed and floating charge on all of the assets of Petrogen (the "Loan Agreement"). As at December 31, 2002 the Company had advanced $100,000 to Petrogen under the terms of the Loan Agreement.

Pursuant to the terms of the Loan Agreement, the principal amount is due on or before the day which is ninety (90) calendar days from the earlier of one (1) year from the execution date of the Loan Agreement or the date upon which the Company acquires all of the issued and outstanding shares of Petrogen under the terms of the Agreement. It is also anticipated that Petrogen will have the right to prepay any portion of the aggregate principal and accrued interest due to the Company in whole or in part prior to the due date. Should the Agreement terminate for any reason prior to closing, the terms and provisions of the Loan Agreement are expected to provide the Company with the right, in its sole and absolute discretion, to elect to convert the principal and accrued interest due to the Company into shares of common stock representing up to five percent (5%) participating and voting interest in Petrogen.

Effective February 12, 2003 the Company completed a consolidation of its issued and outstanding common stock (reverse stock split) on a basis of one new share for twenty old shares.

(c)  Other

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

During June 1999, the Company entered into an assignment agreement with Ibis Petroleum, Inc. ("Ibis") whereby Ibis sold, assigned, transferred and conveyed all of its right, title and interest in and to a total of thirty-five (35) oil and gas leases located in the Hadrosaurus Area of Union County, New Mexico to the Company. The Company has conducted ongoing due diligence regarding the

PETROGEN CORP.
(Formerly Hadro Resources, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
================================================================================

Leasehold Interests, and has deemed that exploration initiatives represent higher degrees of risk than the Company's management currently wishes to participate. Accordingly, the Company has decided not to renew any of the leases, and all leases were dropped in 2002.

NOTE 4 - BANK LOANS
--------------------------------------------------------------------------------

During November 2001 Oakhills arranged for a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. The proceeds of the term loan were used to repay certain outstanding debts to creditors, including $219,838 owed to a private company controlled by a director and officer of Oakhills for production services and equipment rentals, and retire all previous outstanding bank loans. The term loan is repayable over three years with monthly principal payments of $12,500 plus interest at 9.5% per annum. The line of credit is repayable on demand with interest at 9.5% per annum. These loans are secured by a fixed charge over the assets of Oakhills including assignment of oil and gas leases and are guaranteed by the Company and a director of the Company. As at December 31, 2002, $318,876 including accrued interest (2001 - $105,854) is owing on the term loan and $15,740 (2001 - $10,025) is owing on the line of credit. These loans have been included in net assets of discontinued operations. Refer to Note 3(a).

At December 31, 2002 the term loan was in default as Oak Hills was two months in arrears in principal payments of $25,000 and interest of $6,265. Upon the subsequent sale of Oak Hills the loan was brought up to date by the purchaser and the Company is currently negotiating a release from its guarantee. Pursuant to the terms of the disposal of Oak Hills as described in Note 3 (b), the purchaser has agreed to indemnify the Company against any losses arising from the Company's loan guarantee.


NOTE 5 - CONVERTIBLE NOTES
--------------------------------------------------------------------------------

The Company has two outstanding convertible notes totalling $21,525 which are dated September 23, 2002, which were issued to two shareholders for funds advanced. These loans are due on demand, bear interest at 9% per annum and are convertible (principal and interest) into shares of common stock at a rate of $0.15 per share. The terms of the convertible notes include an anti-dilution provision which provides the note holders with the right to convert the outstanding debt into a total of 956,666 post reverse split shares of common stock in the event that the Company completed its 1:20 reverse split. In accordance with EITF 98-5 and 00-27 the Company has determined the beneficial conversion feature embedded in the promissory notes using the most favourable beneficial conversion feature. This has been valued using the intrinsic value method and resulted in the recording of a finance fee of $935,141 and an increase in additional paid up capital of $935,141.

Subsequent to December 31, 2002 the notes were converted into 956,666 post-reverse stock split shares of the Company's common stock.


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

Concurrent with the Company entering into an agreement in principle to acquire Petrogen, Inc. the Board of Directors approved a 1 for 20 reverse stock split subject to shareholder approval which was completed effective February 12, 2003. Also,on October 15, 2002 the Board of Directors approved and adopted a new Stock Option Plan providing the Board authorization to grant stock options to purchase a total of 2,000,000 post reverse-split shares of common stock at priced to be determined by the Board. The Company filed with the SEC a Registration Statement on Form S-8 to register stock options under the Stock Option Plan in the amount of 2,000,000 shares at a price of $0.50 per share. Subsequent to December 31, 2002, 2,000,000 options were granted under the Plan in connection with the acquisition of Petrogen (refer to Note 3(b)), and 952,000 options were exercised.

PETROGEN CORP.
(Formerly Hadro Resources, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
================================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

One of the directors of the Company has been contracted by Investor Communications, Inc. ("ICI") and is part of the management team provided to Hadro Resources, Inc. by ICI, a shareholder. During the year ended December 31, 2002 a total of $408,440 was incurred to ICI for managerial, administrative and investor relations services provided to the Company and cash of $50,000 was advanced by ICI. In addition, interest of $37,623 was accrued. The Company issued 4,787,517 shares in settlement of $523,103 in debt owing to ICI. At December 31, 2002 $269,500 plus interest of $5,378 is owing to this company which bears interest at 10% per annum and is without specific repayment terms.

Effective February 12, 2003 the Company and ICI entered into a consulting services agreement whereby ICI will provide finance and general managerial services to the Company for an amount not to exceed $10,000 per month for a period of one year and on a month-to-month basis thereafter.

A director of the Company received $17,325 (2001 - $12,500) from ICI for fees relating to work on the Company. This director is owed $14,279 plus $837 accrued interest for payments made on behalf of the Company. These amounts accrue interest at 10% per annum and are without specific repayment terms.

On September 23, 2002 the Company agreed to issued 1,290,203 common shares to an individual and private company which are significant shareholders of the company in settlement of debt owned to them in the amount of $140,973.

A company associated with a shareholder advanced $20,000 in the year. Of this amount, $10,000 was converted to a convertible promissory note dated September 23, 2002, bearing interest at 9% per annum and convertible (principal and interest) into common shares at a rate of $0.15 per share.

A company associated with a shareholder advanced $61,525 in the year. Of this amount, $11,525 was converted to a convertible promissory note dated September 23, 2002, bearing interest at 9% per annum and convertible (principal and interest) into common shares at a rate of $0.15 per share. The remaining $50,000 accrues interest at 10% per annum and is without specific repayment terms.

During the year, Oak Hills Energy, Inc. incurred $60,000 for remuneration to a director of Oak Hills Energy, Inc. At December 31, 2002 $200,393 is owing to this director and his private company for unpaid remuneration and production services.

Refer to Note 3, 4 and 5.


NOTE 8 - INCOME TAXES
--------------------------------------------------------------------------------

The Company and its subsidiary have tax losses at December 31, 2002 which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full-deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's principal independent accountant from March 2001 to the current date is Labonte & Co., #610 - 938 Howe Street, Vancouver, British Columbia V6Z 1N9.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     Pursuant to the terms of the Agreement, the Board of Directors of the Company has subsequently nominated and appointed additional persons effective February 6, 2003 to serve as directors of the Company until the next annual meeting of the Company's shareholders or until their successor has been elected and qualified. Pursuant to the terms of the Agreement, the Board of Directors of the Company also nominated and appointed certain individuals as officers of the Company effective February 12, 2003. As of the date of this Annual Report, the directors and officers of the Company are as follows:

      Name                 Age                   Position
      ----                 ---                   --------

Sacha H. Spindler          40                    President/Chief Executive
                                                 Officer, Chairman of the
                                                 Board and Director

L. William Kerrigan        47                    Executive Vice President/
                                                 Chief Financial Officer/
                                                 Secretary and Director

Grant Atkins               42                    Director

     Biographies of the Executive Officers/Directors

     SACHA H. SPINDLER is the President/Chief Executive Officer, Chairman of the Board and a Director of the Company. Mr. Spindler was previously the president, chief executive officer and a director of Petrogen. Mr. Spindler, as a co-founder of Petrogen, has developed an entrepreneurial expertise that has spanned over 21 years through his having started and operated several successful business ventures, as well as providing supervisory, management and corporate development expertise as a consultant to numerous companies and non-profit organizations over the past 15 years. Mr. Spindler possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the daily responsibilities of corporate operations. During the past six years, Mr. Spindler has developed an in-depth knowledge and understanding of the oil and gas business in the areas of finance, structure, negotiations and prospect leveragability coupled with a fundamentally streamlined approach in the day to day operations of the business. Through his operational acumen and international finance affiliations, Mr. Spindler brings a wealth of knowledge and influence to the Company as its President and CEO, ensuring a long-term vision of creating value through focused commitment and responsible company building methodologies.

     L. WILLIAM KERRIGAN is the Executive Vice President/Chief Financial Officer/Secretary and a director of the Company. Mr. Kerrigan was the executive vice president, chief operating officer and a director of Petrogen. Mr. Kerrigan, a Petrogen co-founder, received his degree as an Exploration Geologist from the University in Tennessee. He provides Petrogen with a broad and practical knowledge of the Oil and Gas business in North America and Central & South America, and has developed strong affiliations throughout the entire industry. Through his over 20 years in the industry as a Geologist and Operator, Mr. Kerrigan has specialized in the day to day hands-on operations in the oil and gas field. He has been involved in oil and gas drilling and production from Wyoming to Florida during the span of his career, resulting in numerous discoveries. Additionally, he has gained an acute ability in the development and expansion of existing production utilizing extremely cost-effective methods resulting in highly optimized operations. Mr. Kerrigan completed the detailed regional study of the Mississippian Age Strata of the Cumberland Plateau of Northeast Tennessee and has provided Geologic consulting services and expertise on an international level to oil and gas companies in Ireland, Norway and throughout the United States. Some of his clients include DuPont, Rice Services, and Eastern Natural Gas.

     GRANT R. ATKINS is a director of the Company and was the president, secretary/treasurer and a director of the Company since December 14, 2000. For the past six years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. During 1998 through current date, Mr. Atkins is a consultant through the private management consulting companies of TriStar Financial Services, Inc. and Investor Communications International, Inc. Mr. Atkins is also a member of the board of directors and the president of Intergold Corporation, a publicly traded corporation formerly engaged in the exploration of gold and silver, a member of the board of directors and the president of Vega-Atlantic Corporation, a publicly traded corporation engaged in the worldwide exploration of oil and gas, gold and other precious metals, and a member of the board of directors of GeneMax Corp., a publicly traded corporation in the biotech industry concentrating on cancer immunotherapies.

     Involvement in Certain Legal Proceedings

     As of the date of this Annual Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

AUDIT COMMITTEE FINANCIAL EXPERT

     As of the date of this Annual Report, the Board of Directors of the Company has determined that the Company does not have an audit committee financial expert nor does the Company have an audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

     As of the date of this Annual Report, none of the directors or officers of the Company are compensated for their roles as directors or executive officers. However, as of the date of this Annual Report, Messrs. Spindler and Kerrigan derive remuneration from the Company as compensation for consulting services rendered. Mr. Spindler, the President and Chief Executive Officer of the Company, currently invoices the Company $6,500.00 per month (plus expenses). As of the date of this Annual Report, approximately $123,500 is due and owing by the Company to Mr. Spindler based upon accrual of such monthly fees from services rendered to Petrogen, Inc., which commenced September 2001. As of the date of this Annual Report, Mr. Spindler has received approximately $19,500.00. Mr. Kerrigan, the Executive Vice President and Chief Financial Officer of the Company, currently invoices the Company $6,250.00 per month (plus expenses). As of the date of this Annual Report, approximately $118,750 is due and owing by the Company to Mr. Kerrigan based upon accrual of such monthly fees from services rendered to Petrogen, Inc., which commenced September 2001. As of the date of this Annual Report, Mr. Kerrigan has received $-0-. See "Summary Compensation Table" below.

     Officers and directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. As of the date of this Annual Report, none of the officers or directors are party to employment agreements with the Company. The Company presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

     Consulting Services Agreement

     On February 12, 2003, the Company and ICI entered into a consulting services agreement (the "Consulting Services Agreement"). Pursuant to the terms and provisions of the Consulting Services Agreement, ICI will provide to the Company such finance and managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the energy industry. Mr. Grant Atkins, a director of the Company, is employed by ICI and part of the management team provided by ICI to the Company, and derives remuneration from ICI for such services rendered to the Company. During fiscal year ended December 31, 2002, Mr. Atkins was paid approximately $17,325 by ICI for services rendered to the Company. See "Summary Compensation Table" below.

     Summary Compensation Table

                            Annual Compensation     Awards      Payouts
                           ---------------------   --------     -------
                              $      $       $     $      #       $         $
Name and Position   Year   Salary  Bonus   Other  RSA  Options   LTIP     Other
-----------------   ----   ------  -----   -----  ---  -------   ----     -----
                                              (1)
Gene D. Wilson      2000     0      0     $1,050   0      0        0        0
Prior Director      2001     0      0       0      0      0        0        0
                    2002     n/a

Jurgen A. Wolf      2001     0      0       0      0      0        0        0
Prior Director      2002     0      0       0      0      0        0        0

                                              (2)
Grant Atkins        2000     0      0       0      0      0        0        0
Director            2001     0      0    $18,500   0      0        0        0
                    2002     0      0    $17,325   0      0        0        0

                                              (3)
Sacha Spindler      2000     0      0       0      0      0        0        0
Pres./CEO           2001     0      0   $26,000    0      0        0        0
Director            2002     0      0   $78,000    0      0        0        0

                                              (4)
L. William Kerrigan 2000     0      0       0      0      0        0        0
Exec. Vice Pres./   2001     0      0   $25,000    0      0        0        0
CFO and Director    2002     0      0   $75,000    0      0        0        0

(1)  Received pursuant to a contractual arrangement between the Company and Gene
     D. Wilson during the time he was a director of the Company regarding the New Mexico Prospects.

(2) Grant Atkins may indirectly receive compensation from the Company through the contractual relationship between the Company and ICI.

(3) Amounts reflected during 2001 and 2002 are the accrual of compensation to be received pursuant to monthly amounts invoiced by Mr. Spindler for consulting services performed, of which $-0- has been paid to Mr. Spindler.

(4) Amounts reflected during 2001 and 2002 are the accrual of compensation to be received pursuant to monthly amounts invoiced by Mr. Kerrigan for consulting services performed, of which $-0- has been paid to Mr. Kerrigan.

STOCK OPTION PLAN

     In conjunction with the Agreement, on October 9, 2002, the Board of Directors of the Company unanimously approved and adopted a stock option plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

     The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of common stock of the Company, not to 2,000,000 as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

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

     Incentive Stock Options

     The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of Common Stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of Common Stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of Common Stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

     Pursuant to the terms and provisions of the Agreement, the Company has filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement registers Stock Options under the Stock Option Plan in the amount of 2,000,000 shares at $0.50 per share. The Board of Directors is authorized, without further shareholder approval, to grant such options from time to time to acquire up to an aggregate of 2,000,000 shares of the Company's restricted Common Stock.

     As of the date of this Annual Report, the Company has granted 1,000,000 post-Reverse Stock Split stock options to ICI or its designates, and an additional 1,000,000 post-Reverse Stock Split stock options have been granted to optionees, which were exchanged for existing stock options in Petrogen. As of the date of this Annual Report, there are an aggregate of 2,000,000 stock options granted and outstanding which are exercisable into 2,000,000 shares of Common Stock. Stock options granted to executive officers and directors of the Company are as reflected below in the "Options/SAR Grants Table." As of the date of this Annual Report, certain stock options have been exercised. See "Aggregate Options/SAR Exercises" below.

     Options/SAR Grants Table

--------------------------------------------------------------------------------
Name                 Number of    Percent of Total   Exercise Price     Date of
                     Securities   Options Granted                     Expiration
                     Underlying
                      Options
--------------------------------------------------------------------------------
                             (1)
Investor              1,000,000         50.0%            $0.50         02/12/06
 Communications
 International,
 Inc.(2)

Unit Holdings           500,000         25.0%            $0.50         02/12/06
 Ltd. (3)

L. William Kerrigan     300,000         15.0%            $0.50         02/12/06

Total                 1,800,000        37.68%
-------------------------------------------------------------------------------

(1) As of the date of this Annual Report, and pursuant to certain Notices and Agreements of Exercise of Options, certain contractors to ICI have exercised 1,000,000 Stock Options at the exercise price of $0.50 per option to acquire 1,000,000 shares of the Common Stock of the Company. Pursuant to the terms and provisions of the Consulting Agreement, the Company previously granted to ICI 1,000,000 Stock Options (which were subject to an S-8 registration statement filed with the Securities and Exchange Commission). In connection with the exercise of the Stock Options, the shares of Common Stock of the Company were issued to certain contractors of ICI who have provided bona fide services to the Company under the Consulting Agreement.

(2) Grant Atkins, a director of the Company, is employed by and a part of the management team of ICI.

(3) Sacha H. Spindler, the President and Chief Executive Officer of the Company, is the sole director/officer and majority shareholder of Unit Holdings Ltd.

     Aggregated Options/SAR Exercises

--------------------------------------------------------------------------------
Name               Shares      Value     Number of Securities       Value of
                  Acquired    Realized  Underlying Unexercised   Unexercised in-
                 On Exercise                    Options        the-money Options
--------------------------------------------------------------------------------
Investor         1,000,000*  $3,100,000            0                  n/a
 Communications
 International,
 Inc.
--------------------------------------------------------------------------------

*Pursuant to certain Notice and Agreements of Option, certain contractors to ICI have exercised 1,000,000 Stock Options at the exercise price of $0.50 per option to acquire 1,000,000 shares of the Common Stock of the Company. Pursuant to the terms and provisions of the Consulting Services Agreement, the Company previously granted to ICI 1,000,000 Stock Options (which were subject to an S-8 registration statement filed with the Securities and Exchange Commission). In connection with the exercise of the Stock Options, the shares of Common Stock of the Company were issued to certain contractors of ICI who have provided bona fide services to the Company under the Consulting Services Agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.

     As of the date of this Annual Report, there are 10,378,292 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------
Title of Class    Name and Address of           Amount and Nature       Percent
                   Beneficial Owner                 of Class            of Class
--------------------------------------------------------------------------------
                                                          (1)(2)
Common Stock      Unit Holdings Ltd.               2,878,884             26.46%
                  4450 Arapahoe Avenue
                  Boulder, Colorado 80303

                                                          (1)(3)
Common Stock      L. William Kerrigan              2,300,932             21.55%
                  3130 Caldwell Road
                  Ashland City, Tennessee 37015

                                                          (1)
Common Stock      Petrogen International Ltd.      1,750,000             16.86%
                  3200 Southwest Freeway
                  Suite 3300
                  Houston, Texas 77027

                                                          (4)
Common Stock      All current officers and         5,179,817             46.34%
                  directors as a group
                  (3 persons)
--------------------------------------------------------------------------------

(1)  These are restricted shares of common stock.

(2) Includes the assumption of the exercise of 500,000 incentive stock options into 500,000 shares of Common Stock at $0.50 per share expiring February 12, 2006 pursuant to the terms and provisions of the Stock Option Plan. Mr. Sacha H. Spindler is an initial founding shareholder of Petrogen, and is the sole director/officer and a majority shareholder of Unit Holdings Ltd.

(3) Includes the assumption of the exercise of 300,000 incentive stock options into 300,000 shares of Common Stock at $0.50 per share expiring February 12, 2006 pursuant to the terms and provisions of the Stock Option Plan. Mr.
     L. William Kerrigan is an initial founding shareholder of Petrogen.

(4) Includes the assumption of the exercise of 800,000 incentive stock options into 800,000 shares of Common Stock at $0.50 per share expiring February 12, 2006 pursuant to the terms and provisions of the Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of the date of this Annual Report, Messrs. Spindler and Kerrigan derive remuneration from the Company as compensation for consulting services rendered. Mr. Spindler, the President and Chief Executive Officer of the Company, currently invoices the Company $6,500.00 per month (plus expenses). As of the date of this Annual Report, approximately $123,500 is due and owing by the Company to Mr. Spindler based upon accrual of such monthly fees from services rendered to Petrogen, Inc., which commenced September 2001. As of the date of this Annual Report, Mr. Spindler has received approximately $19,500.00. Mr. Kerrigan, the Executive Vice President and Chief Financial Officer of the Company, currently invoices the Company $6,250.00 per month (plus expenses). As of the date of this Annual Report, approximately $118,750 is due and owing by the Company to Mr. Kerrigan based upon accrual of such monthly fees from services rendered to Petrogen, Inc., which commenced September 2001. As of the date of this Annual Report, Mr. Kerrigan has received $-0-.

     Consulting Services Agreement

     On February 12, 2003, the Company and ICI entered into the Consulting Services Agreement for a period of one year and automatically renewed on a month-to-month basis thereafter unless terminated with a 30 - day notice by either party. Pursuant to the terms and provisions of the Consulting Services Agreement, ICI shall provide to the Company such finance and managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company. Pursuant to further terms and provisions of the Consulting Services Agreement, ICI shall be paid a monthly fee not to exceed $10,000 for services rendered.

     The officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. The directors of the Company may have other business interests to which they may devote a major or significant portion of their time. Certain conflicts of interest, therefore, may arise between the Company and its directors. Such conflicts can be resolved through the exercise by the directors of judgment consistent with their fiduciary duties to the Company. The officers and directors of the Company intend to resolve such conflicts in the best interests of the Company. The officers and directors will devote their time to the affairs of the Company as necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are filed as part of this Annual Report:

          10.0 Consulting Services Agreement between Petrogen Corp. and Investor Communications International, Inc. dated February 12, 2003.

          99.2 J.W. Rhea Interests, Inc. "Estimation of Reserves" for Emily Hawes Field dated November 15, 2002.

          99.3 J.W. Rhea Interests, Inc. "Estimation of Reserves" for Brown Government Leases dated January 15, 2003.

          99.1 Certification Pursuant to 18 USC 1350.


     (b)  Reports on Form 8-K:

          (i) 8-K Report filed on February 19, 2003 - Item 1. Changes in Control of Registrant.

          (ii) 8-K Report filed on December 18, 2002 - Item 5. Other Events.

          (iii) 8-K Report filed on October 28, 2002 - Item 5. Other Events.

          (iv) 8-K Report filed on October 9, 2002 - Item 1. Changes in Control of Registrant.

ITEM 14. CONTROLS AND PROCEDURES

     The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

     There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PETROGEN CORP.

Dated: March 31, 2002                     By: /s/ Sacha H. Spindler
                                          ----------------------------------
                                          Sacha H. Spindler, President and
                                          Chief Executive Officer