Form 10QSB
period 2003-03-31
PETROGEN CORP
filed 2003-05-15
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from October 1, 2002 to March 31, 2003

                        Commission file number 0-25579

                                 PETROGEN CORP.
         _______________________________________________________________
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               87-0571853
 ______________________________                              ___________________
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                           3200 Southwest Freeway, Suite 3300
                                Houston, Texas 77027
                     ______________________________________
                    (Address of Principal Executive Offices)

                                 (360) 332-3823
                            _________________________
                           (Issuer's telephone number)

                                       n/a
               __________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                 _______     ________

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of May 10, 2003

Common Stock, $.001 par value            10,378,291*

*After taking into effect the reverse stock split of one-for-twenty shares of common stock effective February 12, 2003.

Transitional Small Business Disclosure Format (check one)

                                       Yes           No   X
                                            _______    ________

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                          2

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                        3

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                        4

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATION                                   15

ITEM 3. CONTROLS AND PROCEDURES                                              29

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   29

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     30

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 30

ITEM 5.  OTHER INFORMATION                                                   30

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    31

SIGNATURES                                                                   31

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
_____________________________






                                 PETROGEN CORP.
                        (FORMERLY HADRO RESOURCES, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2003

                                   (UNAUDITED)














CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                                 PETROGEN CORP.
                        (FORMERLY HADRO RESOURCES, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                               March 31,       September 30,
                                                                                    2003                2002
____________________________________________________________________________________________________________
                                                                             (Unaudited)            (Note 1)
                                                             ASSETS
CURRENT ASSETS
   Cash                                                                       $   95,224            $      -

FURNITURE AND EQUIPMENT, net of depreciation of $438                               1,750               2,188

OIL AND GAS PROPERTIES (Note 4)                                                  658,098             214,646
____________________________________________________________________________________________________________

                                                                              $  755,072           $ 216,834
============================================================================================================


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $  442,520           $   2,180
   Notes payable (Note 6)                                                         37,153              51,859
   Debenture payable (Note 7)                                                     80,430              79,100
   Due to related parties (Note 9)                                               317,581             191,031
____________________________________________________________________________________________________________

                                                                                 877,684             324,170
____________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 8)
   Common stock, $0.001 par value, 100,000,000 shares authorized
      10,378,291 post-reverse split shares issued and outstanding
      (2002 - 817,699 post-reverse split shares issued and outstanding)           10,378                 115
   Additional paid-in capital                                                    499,000              39,496
   Obligation to issue shares                                                          -               8,000
   Common stock purchase warrants                                                357,800                   -
   Deficit accumulated during the exploration stage                             (989,790)           (154,947)
____________________________________________________________________________________________________________

                                                                                (122,612)           (107,336)
____________________________________________________________________________________________________________

                                                                              $  755,072          $  216,834
============================================================================================================


          The accompanying notes are an integral part of these interim consolidated financial statements




                                 PETROGEN CORP.
                        (FORMERLY HADRO RESOURCES, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                               November 15,       November 15,
                                            Three months     Three months     Six months               2001               2001
                                                   ended            ended          ended     (inception) to     (inception) to
                                               March 31,        March 31,      March 31,          March 31,          March 31,
                                                    2003             2002           2003               2002               2003
______________________________________________________________________________________________________________________________
                                                                                                                  (Note 1)

EXPENSES
   Depreciation                               $      219       $        -     $      438         $        -        $       681
   General and administrative expenses            32,880            8,242         46,828             22,250            103,375
   Interest expense                                8,155                -         11,059                  -             19,873
   Management fees                                19,500           19,500         39,000             45,500            123,500
   Professional fees                              35,840              505         37,884                505             42,727
______________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                       $  (96,594)      $  (28,247)    $ (135,209)        $  (68,255)       $  (290,156)
==============================================================================================================================




BASIC NET LOSS PER SHARE                      $    (0.01)      $    (0.00)    $    (0.02)        $    (0.01)
==============================================================================================================================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note 3)                    8,660,511        7,300,000      7,972,780          7,300,000
==============================================================================================================================


          The accompanying notes are an integral part of these interim consolidated financial statements




                                 PETROGEN CORP.
                        (FORMERLY HADRO RESOURCES, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               November 15,       November 15,
                                                                               Six months          2001              2001
                                                                                 ended        (inception) to     (inception) to
                                                                                March 31         March 31           March 31
                                                                                  2003             2002               2003
_______________________________________________________________________________________________________________________________
                                                                                                                       (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                      $  (135,209)        $ (68,255)        $(290,156)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                      438                  -                681
  - accrued interest                                                                6,483                  -             15,297
  - accounts payable                                                               (8,559)                 -             (6,379)
_______________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                            (136,847)           (68,255)          (280,557)
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                   -             (1,288)            (2,431)
  Oil and gas properties                                                         (115,952)                 -           (115,952)
  Pre reverse acquisition advances from Petrogen Corp. (Note 3)                   100,000                  -            100,000
  Cash acquired on reverse acquisition of Petrogen Inc. (Note 3)                      868                  -                868
_______________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                                             (15,084)            (1,288)           (17,515)
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                                530,000                110            563,110
  Notes payable                                                                   (16,859)                 -            (16,859)
  Debenture payable                                                                (3,000)                 -             (3,000)
  Net advances from (repayments to) related parties                              (262,986)            69,433           (149,955)
_______________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                          247,155             69,543            393,296
_______________________________________________________________________________________________________________________________

INCREASE IN CASH                                                                   95,224                  -             95,224

CASH, BEGINNING OF PERIOD                                                               -                  -                  -
_______________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                            $   95,224          $       -         $   95,224
===============================================================================================================================


   Non-cash transactions:  Refer to Notes 3, 4 and 8.


          The accompanying notes are an integral part of these interim consolidated financial statements


                                 PETROGEN CORP.
                        (FORMERLY HADRO RESOURCES, INC.)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
________________________________________________________________________________
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

On October 11, 2002 Petrogen Corp. (formerly Hadro Resources, Inc.) ("PC", "Hadro" or "the Company"), a company incorporated under the Laws of the State of Nevada on December 2, 1997, executed a letter of intent to acquire 100% of the issued and outstanding common shares of Petrogen, Inc. (an exploration stage company) ("PI"), in exchange for a total of 7,300,000 restricted post-reverse stock split shares of Hadro's common stock. Effective February 12, 2003, in connection with this transaction, Hadro changed its name to Petrogen Corp. and completed a 1 for 20 reverse stock split of its common stock. Effective February 12, 2003 the Company completed the acquisition of PI by way of a definite Share Exchange Agreement and issued 7,000,000 restricted post-reverse stock split shares of common stock to the PI shareholders and 300,000 restricted post-reverse stock split shares of common stock as a finder's fee resulting in a change in control of the Company. Refer to Note 3.

This acquisition has been accounted for as a reverse merger with PI being treated as the accounting parent and PC, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of PI for all periods shown and those of PC since the date of the reverse merger. The comparative balance sheet as at September 30, 2002 is that of PI.

PI is a private Colorado company specializing in the development of domestic energy. From its inception (November 15, 2001) to date, PI's efforts have focused on the investigation and acquisition of oil and gas property interests.

As at March 31, 2003, the Company had a working capital deficiency of $782,460 and has realized significant losses from its existing oil and gas operations. The Company's continuance of operations are contingent on raising additional capital, settling its outstanding debts and on the future acquisition and development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.


UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. These unaudited interim financial statements have been prepared on the basis of a fiscal period ended September 30, being the year end of PI. Operating results for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

These financial statements should also be read in conjunction with Hadro's 14(C) Definitive Information Statement dated December 16, 2002 filed with the Securities and Exchange Commission and Hadro's pro-forma consolidated balance sheet and PI's audited financial statements contained therein.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION

These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
________________________________________________________________________________
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Petrogen, Inc. The acquisition has been accounted for by the purchase method of accounting. All significant intercompany transactions and account balances have been eliminated.

During the period Hadro disposed of its interest Oak Hills Energy, Inc. as described in Note 5.

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

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is computed on a declining balance basis at 20% per year.

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

NET EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of stock options and warrants have been excluded as they are anti-dilutive.

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
________________________________________________________________________________
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

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

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
________________________________________________________________________________
(Unaudited)


NOTE 3 - ACQUISITION OF PETROGEN, INC.
________________________________________________________________________________

Effective October 11, 2002 the Board of Directors approved the execution of an agreement in principle (the "Agreement") among the Company, PI, and the shareholders of PI (collectively, the "PI Shareholders") whereby the Company agreed to acquire 100% of the issued and outstanding common shares of PI. Effective February 12, 2003 the Company completed the acquisition by way of a Share Exchange Agreement ("Share Exchange") with the PI Shareholders.

PI is an energy company specializing in the development of domestic energy. In accordance with the terms of the Agreement, it was agreed, subject to normal due diligence, a formal agreement and board of director and shareholder ratification conditions precedent, that: (i) PI would become a wholly-owned subsidiary of the Company and its business operations will be in oil and gas exploration and development; (ii) the Company would change its name to "Petrogen Corp."; (iii) the Company would sell substantially all of its remaining assets consequent upon the consummation of the Agreement; and (iv) the Company would adopt and implement a stock option plan for key personnel of the Company subject to approval by the shareholders of the Company.

Pursuant to the terms of the Agreement as finalized in the Share Exchange, the Company acquired from the PI Shareholders 100% of the issued and outstanding shares of common stock of PI in exchange for issuance to the PI Shareholders of 7,000,000 post-reverse stock split shares of the Company's restricted common stock and an additional 300,000 post-reverse stock split shares of the Company's restricted common stock as a finder's fee. Upon completion of the acquisition, there was a change in control of the Company with the previous PI Shareholders owning approximately 78% of the then issued and outstanding post-reverse stock split common shares of the Company. Also in connection with the acquisition, the Company granted options to acquire 2,000,000 post-reverse stock split shares of the Company's restricted common stock and granted share purchase warrants to acquire 167,189 post-reverse stock split shares of the Company's restricted common stock to previous option and warrant holders in PI.

As a condition to entering into the Agreement, the Company agreed to advance to PI not less than $250,000 within five (5) business days of raising a minimum of $250,000. In accordance with any loan made to PI, any principal amount would bear interest at the rate of ten percent (10%) per annum, and would be secured pursuant to a senior fixed and floating charge on all of the assets of Petrogen (the "Loan Agreement"). As at March 31, 2003 the Company had advanced $200,000 to PI of which $100,000 had been advanced prior to the completion of the acquisition. In accordance with the terms of the Loan Agreement, as a result of the completion of the acquisition, the Company and PI have been released from the terms and conditions of the Loan Agreement such that the advances are now non-interest bearing with no specific terms of repayment.

This acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with PI being treated as the accounting parent (acquirer) and PC being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated PC on acquisition of PI is equal to the book value of the capital stock of PI plus the book value of the net assets of PC as at the date of the acquisition with any excess being charged to the consolidated deficit.

The book value of PC's capital stock subsequent to the acquisition is calculated and allocated as follows:


          PI capital stock                                            $  77,611
          PC net assets (liabilities)                                  (350,067)
                                                                      _________

                                                                       (272,456)
            Excess value charged to consolidated deficit                639,634
                                                                      _________

                                                                      $ 367,178
                                                                      =========
       Allocated as follows:
          Capital stock                                               $   9,378
          Additional paid-in capital                                          -
          Common stock purchase warrants (refer to Note 8)              357,800
                                                                      _________

          Consolidated Capital accounts post reverse acquisition      $ 367,178
                                                                      =========

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
________________________________________________________________________________
(Unaudited)


NOTE 3 - ACQUISITION OF PETROGEN, INC. (CONT'D)
________________________________________________________________________________

These consolidated financial statements include the results of operations of PI since November 15, 2001 (inception) and the results of operations of PC since the date of the reverse merger effective February 12, 2003. With the exception of certain capital stock transactions as described in Note 8 and the disposal of Oak Hills Energy, Inc. as described in Note 5, PC had no material operations or transactions for the period from January 1, 2003 to February 12, 2003.

For the period from November 15, 2001 (inception) to February 11, 2003 the weighted average number of common shares outstanding is deemed to be 7,300,000 being the number of shares issued by PC to effect the reverse acquisition of PI.


NOTE 4 - OIL AND GAS PROPERTIES
________________________________________________________________________________

EMILY HAWES FIELD, CALHOUN COUNTY, TEXAS

By agreement dated May 20, 2002 PI acquired a 95% working interest ("WI") and 77.5% net revenue interest ("NRI") in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. In consideration PI issued a floating charge debenture in the amount of $75,000, and issued notes payable totaling $47,145 to various lessors (Refer to Notes 6 and 7). In addition, PI issued 75,000 common shares at $1.00 as further consideration. Also issued 290,000 common shares valued at $14,500 for services provided in connection with oil and gas properties which has been allocated to the Emily Hawes Field. During the period ended March 31, 2003 the notes payable were repaid in full. To date the Company has capitalized $169,695 of expenditures relating to this property.

BAXTERVILLE FIELD, MISSISSIPPI

Effective September 25, 2002, PI entered into a Letter of Intent with US Gas Systems, Inc. (USG) of Mississippi, whereby PI agreed to recomplete four existing well-bores and further develop additional infill drilling opportunities and proven undeveloped oil and gas reserves upon six hundred acres of the USG Dunn and Swan Tracts of North Baxterville Field, Marion County, Mississippi. Upon completion, PI, as operator, will have earned the right to further develop the underlying leases and PI shall farm-in to a 75% WI and 56.25% NRI on any and all oil development and a 50% WI and a 37.5% NRI on all gas production from the property for a period of 18 months (the "Option Period"). The agreement provides that PI can further extend the Option Period by meeting certain operational and development milestones within set periods of time. In addition, PI must pay $22,000 towards site clean-up costs.

Effective November 12, 2002 the Company completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date the Company has capitalized $297,778 of expenditures relating to this property.

ENOS CREEK FIELD, WYOMING

Effective September 26, 2002, PI entered into a Letter of Intent with Coronado Oil Company (Coronado) of Colorado whereby PI agreed to acquire a 100% WI and a 77.5% NRI in the Brown Government Lease (the "Property"), located in the Enos Creek gas field, Hot Springs County, Wyoming. PI has agreed to pay to Coronado 50% of its production income net of royalties to a maximum of $75,000. In addition, the agreement provides Coronado the right to back-in to a 50% WI upon PI having completed development operations upon the Property and recouping all of its expenses related to those developments and upon Coronado forfeiting its 5% overriding royalty interest.

Effective October 31, 2002 the Company completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date the Company has capitalized $107,212 of expenditures relating to this property.

S.J.HOOPER #1, MARION COUNTY, MISSISSIPPI

Effective October 25, 2002, PI entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. ("CR") of Mississippi, whereby PI will acquire a 100% WI and77% NRI in the S.J. Hooper #1. PI paid $22,500 to acquire this interest. To date the Company has capitalized $48,119 of expenditures relating to this property.

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
________________________________________________________________________________
(Unaudited)


NOTE 4 - OIL AND GAS PROPERTIES (CONT')
________________________________________________________________________________

MATAGORDA ISLAND PIPELINE

On March 10, 2003, Petrogen International Ltd. ("PIL"), company with directors in common with the Company, entered into a Lease Assignment Agreement (the "Lease") with James Timothy Roche ("Roche"), whereby PIL leased a certain natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas from Roche.

The terms of the Lease stipulate that PI advance the sum of $3,000 to Roche as a partial payment toward the debt owing to Roche under the terms of a Promissory Note entered into between PI and Roche on May 22nd, 2002. Refer to Note 7.

PIL thereafter entered into an assignment agreement (the "Assignment") with PI, whereby PIL assigned its interest in the Lease to PI for consideration of certain operator fees and royalties of between $.09 and $.25 per MCF payable to PIL from PI as Lease assignee upon the sales of any natural gas transmitted through the pipeline.

Additionally, the Company entered into a Management Services Agreement with Roche whereby Roche is to provide his services to the Company as a qualified land man specializing in oil and gas property acquisition opportunities throughout the Texas Gulf Coast region. As consideration to Roche under the Management Services Agreement, the Company has provided Roche with a stock option agreement to purchase 25,000 shares of common stock in the first year at a price of $.50 per share and 25,000 shares of common stock in subsequent years at a price 20% below the average trading price at a rate of 3,000 shares in the first month and 2,000 shares in the next 11 months.

NOTE 5 - DISPOSAL OF OAKHILLS ENERGY, INC.
________________________________________________________________________________

As a condition of the acquisition of PI as described in Note 3, Hadro agreed to sell all of its remaining assets, being its interest in Oak Hills Energy, Inc. ("Oak Hills") concurrent with completing the acquisition. Effective February 12, 2003 the Company sold 100% of the outstanding shares of common stock of Oak Hills for consideration of $10 to Newport Capital Corp., a private Belize company of which an officer is a member of the management team provided by Investor Communications, Inc. to the Company.

As at December 31, 2002 the carrying value of the net assets of Oak Hills were adjusted to their estimated net recoverable amount being the total purchase price of $10 as shown below. This resulted in a gain on disposal at December 31, 2002 of $41,191 which, in accordance with accounting for reverse acquisitions are not included in the consolidated results of PI for the six months ended March 31, 2003.

                   Cash                                       $      63
                   Oil and gas properties                       638,795
                   Accounts payable                            (304,232)
                   Bank loans                                  (334,616)
                                                              _________

                   Net assets of discontinued operations      $      10
                                                              =========


NOTE 6 - NOTES PAYABLE
________________________________________________________________________________

In connection with the Emily Hawes acquisition described in Note 4, the Company had outstanding loans payable totalling $47,145 at September 30, 2002. Under the terms of the loan agreements, the amounts owing were due, interest free, on August 20, 2002. As the Company did not pay the amounts owing on or before the due date, the loan agreements called for a flat interest charge of 10% of the outstanding loan balance and an automatic 90 day extension of the due date to November 20, 2002. Interest of $4,714 was accrued in connection with these loans. The loans were repaid in full during the period ended March 31, 2003.

Effective December 10, 2002 the Company issued a promissory note in the amount of $35,000 which is unsecured and due on demand. The note bears interest at 1% per month, compounded monthly. To March 31, 2003 interest of $2,153 has been accrued in connection with this loan.


NOTE 7 - DEBENTURE PAYABLE
________________________________________________________________________________

In connection with the Emily Hawes acquisition described in Note 3, the Company issued a debenture in the amount of $75,000, bearing interest at 15% per annum, secured by a floating charge security on all assets of the Company, and due on May 20, 2003. During the period, $3,000 of principal was repaid. Refer to Note
4. To March 31, 2002 interest of $5,430 has been accrued in connection with this debenture.

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
________________________________________________________________________________
(Unaudited)


NOTE 8 - SHAREHOLDERS' EQUITY
________________________________________________________________________________

The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

For the period ended March 31, 2003, changes in Hadro's share capital and deficit were as follows:


                                                                                        Share
                                                  Common Stock           Additional     Purchase
                                               Number        Amount    Paid-in Capital  Warrants       Deficit         Total
                                            __________________________________________________________________________________

Balance, December 31, 2002,
     As previously reported by Hadro         22,431,693     $ 22,432    $ 2,779,578     $      -    $(3,132,448)    $ (330,438)

1 for 20 Reverse stock split                (21,310,068)           -              -            -              -              -

Issued on conversion of notes payable           956,666          957         20,568            -              -         21,525

Hadro net loss for the period from
     January 1, to February 12, 2003                  -            -              -            -        (41,154)       (41,154)
                                            __________________________________________________________________________________

                                              2,078,291       23,389      2,800,146            -     (3,173,602)      (350,067)

Issued as a finder's fee                        300,000          300        719,700            -       (720,000)             -

Fair value of stock options granted
     concurrent with reverse acquisition              -            -      4,660,000            -     (4,660,000)             -

Issued to effect reverse acquisition          7,000,000        7,000         (7,000)           -              -              -

Assumption of PI's equity accounts           11,807,000          118         77,493            -       (154,947)       (77,336)

Acquisition costs charged to deficit                  -            -              -            -       (60,000)        (60,000)

Reverse acquisition
  recapitalization adjustment               (11,807,000)     (21,429)    (8,250,339)     357,800      7,913,968              -
                                            __________________________________________________________________________________

Balance, February 12, 2003                    9,378,291        9,378              -      357,800       (854,581)      (487,403)

Issued on exercise of stock options           1,000,000        1,000        499,000            -              -        500,000

Net loss for the period                               -            -              -            -       (135,209)      (135,209)
                                            __________________________________________________________________________________

Balance, March 31, 2003 (unaudited)          10,378,291     $ 10,378    $   499,000     $357,800    $  (989,790)    $ (122,612)
                                            ==================================================================================



PC CAPITAL STOCK TRANSACTIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003

Effective February 12, 2003 the Company completed a 1 for 20 reverse stock split reducing the number of shares of common stock then outstanding from 22,431,693 to 1,121,625.

Prior to the reverse acquisition, two outstanding convertible notes totalling $21,525 were converted into a total of 956,666 post-reverse stock split shares of the Company's common stock.

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
________________________________________________________________________________
(Unaudited)


NOTE 8 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

During the period the Company issued 7,000,000 post-reverse stock split shares of common stock on reverse acquisition of PI, issued 300,000 post-reverse stock split shares of common stock as a finder's fee in connection with the reverse acquisition, assumed 167,189 PI post-reverse stock split share purchase warrants and granted 2,000,000 post-reverse stock split stock options to former stock option holders of PI (refer to Note 3).

Subsequent to the reverse acquisition the Company issued 1,000,000 post-reverse stock split shares of common stock on the exercise of stock options at $0.50 per share for total proceeds of $500,000.

PI CAPITAL STOCK TRANSACTIONS FOR THE SIX MONTH PERIOD ENDED MARCH 31, 2003

Prior to the reverse acquisition, PI issued 32,000 shares of common stock in connection with the sale of 32,000 units at $0.25 per unit for which proceeds of $8,000 were received prior to September 30, 2002. Each unit consisted on one common share and one common share purchase warrant entitling the holder to acquire an additional common share at a price of $0.50 per share to October 7, 2003 and a price of $0.75 per share to October 7, 2004.

Prior to the reverse acquisition, PI sold an additional 300,000 units at $0.10 per unit for proceeds of $30,000. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to acquire an additional common share for each whole share purchase warrant at a price of $0.25 per share for a period of two years.

STOCK OPTION PLAN

Effective October 15, 2002 the Board of Directors of Hadro approved and adopted a new Stock Option Plan (the "Plan") providing the Board authorization to grant stock options to purchase a total of 2,000,000 post reverse-split shares of common stock at a price to be determined by the Board. The Company filed with the SEC a Registration Statement on Form S-8 to register stock options under the Plan in the amount of 2,000,000 shares at a price of $0.50 per share.

In connection with the reverse acquisition as described in Note 3, the Company granted 2,000,000 stock options at $0.50 per share to previous holders of stock options in PI to replace options previously granted by PI. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the stock options granted in connection with a business combination is included in the determination of the purchase price. The fair value of these options at the date of grant of $4,660,000 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 210%.

The Company's stock option activity is as follows:


                                                                                          Weighted Average
                                                                      Weighted Average       Remaining
                                                 Number of options      Exercise Price     Contractual Life
                                                 __________________________________________________________

           Balance, December 31, 2002, as
               previously reported by Hadro                      -          $        -                    -
           Granted during the period                     2,000,000                0.50           3.00 years
           Exercised during the period                  (1,000,000)               0.50                    -
                                                 __________________________________________________________

           Balance, March 31, 2003                       1,000,000          $     0.50           2.87 years
                                                 ==========================================================


SHARE PURCHASE WARRANTS

In connection with the reverse acquisition of PI, the Company assumed 167,189 share purchase warrants previously outstanding in PI. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the share purchase warrants assumed in connection with a business combination is included in the determination of the purchase price. The fair value of these share purchase warrants as at the date of the reverse acquisition of $357,800 was estimated using the Black-Scholes option pricing model with an expected life of 1.59 years, a risk-free interest rate of 3% and an expected volatility of 188%.

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
________________________________________________________________________________
(Unaudited)


NOTE 8 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

The Company's share purchase warrant activity is as follows:


                                                                                       Weighted      Weighted Average
                                                                        Number of      Average           Remaining
                                                                        warrants    Exercise Price   Contractual Life
                                                                        _____________________________________________

      Balance, December 31, 2002, as previously reported by Hadro               -        $     -                    -
      PI warrant assumed                                                  167,189           0.65           1.25 years
      Exercised / expired during the period                                     -              -                    -
                                                                        _____________________________________________

      Balance, March 31, 2003                                             167,189       $   0.65           1.12 years
                                                                        =============================================



NOTE 9 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

A director of the Company has been contracted by Investor Communications, Inc. ("ICI") and is part of the management team provided to Hadro Resources, Inc. by ICI, a shareholder. During the six month period ended March 31, 2003 a total of $10,000 was incurred to ICI for managerial, administrative and investor relations services provided to the Company and cash of $62,600 was advanced by ICI. In addition, interest of $2,376 was accrued and the Company acquired $297,752 owing to ICI in connection with the reverse merger. The Company paid out $300,189 in settlement of debt owing to ICI and at March 31, 2003 $67,788 plus interest of $4,750 is owing to this company which bears interest at 10% per annum and is without specific repayment terms.

Effective February 12, 2003 the Company and ICI entered into a consulting services agreement whereby ICI will provide finance, administrative and general managerial services to the Company for an amount not to exceed $10,000 per month for a period of one year and on a month-to-month basis thereafter.

A director of the Company received $13,375 (2002 - $2,500) from ICI for fees relating to work on the Company. The Company acquired $15,237 owing to this director in connection with the reverse merger. At March 31, 2003 this former director is owed $14,279 plus $1,189 accrued interest for payments made on behalf of the Company. These amounts accrue interest at 10% per annum and are without specific repayment terms.

On March 7, 2003 a company associated with a shareholder was repaid $60,548 in loans and accrued interest which was acquired in connection with the reverse merger.

The Company acquired $16,000 owing to a shareholder of the company in connection with the reverse merger. This shareholder was repaid $9,000 during the period. This amount accrues interest at 10% per annum and is without specific repayment terms. At March 31, 2003 this shareholder is owed $7,000 plus $182 accrued interest.

During the period, management fees of $75,000 were incurred to two directors and officers of the Company. In addition, net repayments of $33,911 were made. These directors are owed $225,416 for management fees owing and payments made on behalf of the Company. These amounts accrue no interest and are without specific repayment terms.

A company associated with a director was repaid a net of $9,727. At March 31, 2003, $3,023 is owing from this company, which accrues no interest and is without specific repayment terms.

During the period, PI entered into a Drilling and Operator's Agreement (the "Operator's Agreement") with "PIL", whereby PIL will be responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"). Under the terms of the Operator's Agreement, the Company will be required to reimburse PIL for all costs incurred by PIL plus an administration fee equal to 10% of the costs incurred by PIL. As further consideration PIL will be granted a 10% carried interest of production in the Petrogen Interests. The Operator's Agreement will remain in effect as long as any of the Interests covered by the Operator's Agreement continue to be in operation. At March 31, 2003 $328,000 was incurred to PIL and $327,500 is owing to PIL.

Refer to Note 3, 4 and 5.

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
________________________________________________________________________________
(Unaudited)


NOTE 10 - INCOME TAXES
________________________________________________________________________________

The Company and its subsidiary have tax losses at March 31, 2003 which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full-deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

         Petrogen Corp., formerly known as Hadro Resources, Inc. is a corporation organized under the laws of the State of Nevada (the "Company"). The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and on the Frankfurt Stock Exchange (FWB) in Germany under the symbol "HD1A".

         As of the date of this Quarterly Report, the Company is an independent oil and gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, exploration and development of oil and natural gas properties.

ACQUISITION OF PETROGEN INC.

SHARE EXCHANGE AGREEMENT

         As of the date of this Quarterly Report, the Company has consummated and finalized the acquisition of Petrogen Inc., a Colorado corporation ("Petrogen"). On October 11, 2002 and effective February 12, 2003, Hadro Resources, Inc. (now known as Petrogen Corp.), Petrogen, and the shareholders of Petrogen (the "Petrogen Shareholders") entered into a share exchange agreement (the "Share Exchange Agreement").

         Pursuant to the terms of the Share Exchange Agreement, the Company has acquired from the Petrogen Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Petrogen. The terms of the Share Exchange Agreement required the Company to: (i) issue 7,000,000 post-Reverse Stock Split shares of its restricted common stock to the Petrogen Shareholders in proportion to their respective holdings in Petrogen; (ii) grant up to 2,000,000 post-Reverse Stock Split stock options to replace all stock options then outstanding in Petrogen; (iii) grant up to 167,189 post-Reverse Stock Split common stock purchase warrants to replace all common stock purchase warrants then outstanding in Petrogen; (iv) issue 300,000 post-Reverse Stock Split shares of its restricted Common Stock as a finder's fee; and (v) dispose of the Company's wholly-owned subsidiary, Oakhills Energy Inc.

         As of the date of this Quarterly Report, the Company has issued an aggregate of 7,300,000 shares of its restricted common stock. Certain common stock purchase warrants (the "Warrant(s)") aggregating 167,189 have been granted in accordance with the terms and provisions of warrant agreements pursuant to which the holder thereof has the right to convert such Warrant into shares of restricted common stock on a one-to-one basis as follows: (i) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 18, 2003; (ii) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 20, 2003; (iii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring October 29, 2004; (iv) 11,857 Warrants exercisable at the rate of $0.50 per share until June 22, 2003 and thereafter at the rate of $0.80 per share expiring on June 22, 2004; (v) 18,972 Warrants exercisable at the rate of $0.50 per share until August 9, 2003 and thereafter at the rate of $0.80 per share expiring August 9, 2004; (vi) 59,286 Warrants exercisable at the rate of $0.40 per share expiring November 13, 2004; and (vii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring November 14, 2004. As of the date of this Quarterly Report, 167,189 Warrants have been granted and are outstanding. As granted, the 167,189 Warrants may be converted into 167,189 shares of common stock. See "Part
II. Other Information.
Item 2. Changes in Securities and Use of Proceeds."

         In accordance with the terms of the Share Exchange Agreement: (i) Petrogen is a wholly-owned subsidiary of the Company; (ii) the Company has changed its name to "Petrogen Corp." and its trading symbol is now "PTGC"; (iii) the Company has sold substantially all of its remaining assets consequent upon the consummation of the Share Exchange Agreement and disposed of its wholly-owned subsidiary, Oakhills Energy, Inc.; and (iv) the Company adopted and implemented a stock option plan for key personnel of the Company, which was approved by the shareholders of the Company. See "Part II. Other Information.
Item 4. Submission of Matters to a Vote of Security Holders."

         VOLUNTARY POOLING AGREEMENT

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

         LOAN AGREEMENT

         As a condition to entering into and in accordance with the Share Exchange Agreement, the Company agreed to advance to Petrogen the aggregate principal sum of not less than $250,000 within five (5) business days of raising a minimum of $250,000. As of the date of this Quarterly Report, the Company has advanced an aggregate sum of $450,000 to Petrogen.

         In accordance with the loan made to Petrogen, the principal sum loan amount bears interest accruing at the rate of ten percent (10%) per annum, and is secured pursuant to a senior fixed and floating charge on all of the assets of Petrogen (the "Loan Agreement").

         As a result of consummation of the Share Exchange Agreement, the loan became an intercompany account between parent and subsidiary.

         PURCHASE AND SALE AGREEMENT

         Pursuant to the terms of the Share Exchange Agreement, the Company agreed to authorize the sale of substantially all of the assets of the Company. On February 12, 2003, the Company, Oakhills Energy Inc., the Company's wholly-owned subsidiary ("Oakhills"), and Newport Capital Corporation, a Belize corporation carrying on business in London, England ("Newport"), entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms and provisions of the Purchase and Sale Agreement: (i) the Company agreed to sell and transfer to Newport all of the capital stock of Oakhills held by the Company; (ii) the Company agreed to convey to Newport the Company's current interest in four wells owned by Oakhills, subject to certain assignments currently in place with the Bank N.A. of Oklahoma; and (iii) Newport acknowledges the existence of certain liabilities of Oakhills in the approximate amount of $437,752.00.

         During fiscal year 2001, Oakhills arranged for a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. The proceeds of the term loan were used to repay certain outstanding debts to creditors, including $219,838 owed to a private company controlled by a previous director and officer of Oakhills for production services and equipment rentals, and to retire all previous outstanding bank loans. As of December 31, 2002, the term loan was in default as Oakhills was in two months arrears in principal payments of $25,000 and interest of $6,265. Upon the sale of Oakhills, the loan was brought current by Newport and the Company is currently negotiating a release from its guarantee. Pursuant to the terms of the Purchase and Sale Agreement, however, Newport has agreed to indemnify the Company against any losses arising from the Company's loan guarantee.

CURRENT BUSINESS OPERATIONS

         The Company is an energy company specializing in the development of domestic energy. Petrogen has operations based in Houston, Texas, and has been committed to developing into a leading independent oil and gas competitor through systematically expanding operations, increasing yearly revenues and booking new reserves without risking the stability of operations or shareholder value.

         Pursuant to the terms and provisions of the Share Exchange Agreement, the Company's business is comprised of a one hundred percent (100%) registered and beneficial working interest in and to all of Petrogen's business assets. Petrogen's affiliate, Petrogen International Ltd. ("Petrogen Ltd.") shall retain at all times, as the exclusive operator in and to all of the Petrogen's and the Company's assets, a ten percent (10%) carried interest in and to such business assets together with the right, as operator in respect of such business assets, to charge an administrative fee of ten percent (10%) of project costs for all development expenditures incurred in connection therewith. Development expenditures are defined as those costs which are incurred in the normal course of business in the oil and gas industry, which would include, but are not limited to, the costs incurred in the processes of exploring upon and/or developing oil and gas leases, operations and administrative expenses, work over expenses, recompletion and completion expenses, specialists and consultants fees, environmental protection costs, clean-up costs, etc.

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

         The Company and Petrogen are also currently working in collaboration with Petrogen Ltd. to complete the acquisition of several additional oil and gas prospects that fall within the same criteria of providing immediate proven developed revenue stream potential and undeveloped reserve upside. The Company and Petrogen plan to commence a major development initiative upon its Texas Gulf Coast property, Hawes Field, in 2003, under which planned drilling of new well bore may be completed to place back into production a gross natural gas reserve of 12.2 BCFG.

         The Company and Petrogen plan to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunity for the Company and its shareholders over the immediate, near and long term.

OIL AND GAS PROPERTIES

         As of the date of this Quarterly Report, the Company has not reported reserves to any agencies nor engaged in any drilling activities, and has just recently commenced limited production from one of its properties. The Company does not maintain any undeveloped acreage. The following is a description of the Company's and Petrogen's oil and gas operations.

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

         As of the date of this Quarterly Report, the Emily Hawes Field has previously been developed by the drilling of three gas wells. Although exhibiting excellent reservoir and production characteristics, a gravel pack completion was not employed and, therefore, sand production forced the premature abandonment of these wells. The same anticlinal structure responsible for the Miocene gas production at the Emily Hawes Field is also recognized at the Frio level.

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

         PRESENT ACTIVITIES. As of the date of this Quarterly Report, the Company is not engaged in any drilling activity on the Emily Hawes Field. The Company has recently applied to the Texas State Railroad Commission to receive permitting to commence drilling operations during the late spring/early summer months of fiscal year 2003. Management of the Company believes that such drilling operations will result in the spudding of at least one gas wellbore test.

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

         As of the date of this Quarterly Report, there are four existing shut-in well-bores located on the Baxterville Field. To date, management believes that these four well-bores have produced a total of 489,000 BO and 11 BCFG. Management believes that combined, the four well-bores represent a total of eight re-completion opportunities with an estimated 403,000 BO and 11.25 BCFG of proven developed non-producing reserves and 1.5 MMBO of proven undeveloped reserves.

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

         PRESENT ACTIVITIES. Management of the Company believes that the Baxterville Field represents an outstanding opportunity to develop low-risk low-cost oil and gas reserves and, as of the date of this Quarterly Report, plans a twofold development strategy to realize these reserves. Pursuant to the terms and provisions of the Baxterville Agreement, the Company will re-enter and re-complete the four existing shut-in well-bores (which combined have produced a total of 489,000 BO with a remaining 10 BCFG proven reserves in the existing recompletion well) and produce the remaining reserves from the existing well-bores. The Baxterville Agreement provides that the Company will further develop the property after commencing recompletion operations by meeting certain operational milestones within a set period of time. Management of the Company believes that this will enable the Company to engage upon full development of the entire acreage block through seven oil and two gas infill drilling locations to exploit the estimated 1.5 MMBO of proven undeveloped reserves. Management believes that some of these locations will be opened up as bookable proven undeveloped reserves upon the successful recompletion of each of the existing shut-in well-bores, as well as additional gas proven undeveloped reserve locations being opened up upon completion of successful infill drilling operations.

         Recompletion operations on the Hooper Lease were commenced on January 12, 2003 and successfully completed on January 17, 2003. Management of the Company anticipates that an additional work-over will soon be undertaken on the Hooper Lease to increase well-bore productivity, after which time sufficient production data will have been gathered for interpretation by the Company providing insight as to which specific work-over treatments will result in the most increase in daily production from the well-bore. As of the date of this Quarterly Report, the Company has shipped its first load of crude oil for sale to a distribution outlet in Mississippi, however, it has not yet received payment for that oil shipment or confirmation as to the price per barrel to be paid.

         BROWN GOVERNMENT LEASE

         PRODUCTIVE WELLS AND ACREAGE. As of the date of this Quarterly Report, the Company holds a 100% working interest of a 77% net revenue interest, which will subsequently convert to a 50% working interest of an 82.5% net revenue interest, in all existing and future wells located in the Enos Creek field in Hot Springs County, Wyoming (known as the "Brown Government Lease"). The Brown Government Lease consists of 440 acres of oil and gas leases within the Enos Creek field. The Company also currently is under the terms of an agreement with the vendor of the Brown Government Lease, Coronado Oil Company, that delineates an additional 440 acres within an area of mutual interest (the "AMI"). The AMI also comprises part of the Brown Government Lease, in which the Company shall hold, upon completion of acquisition, a 100% working interest of an 80% net revenue interest, which will subsequently convert to a 75% working interest of an 82.5% net revenue interest, in existing and future wells located in the Brown Government Lease. The Brown Government Lease is located on the western flank of the Bighorn Basin and exhibits 1,000 feet of closure and encompasses approximately 800 proven acres. This asymmetric basin has produced in excess of 2 BO of oil and more than 1 trillion CFG of natural gas. Compressional forces related to the building of the Rocky Mountains created numerous structural folds (anticlines), which subsequently filled with oil and/or gas. Within a 15-mile radius of the Brown Government Lease, twenty such anticlines are located which are oil and gas productive.

         As of the date of this Quarterly Report, the Brown Government Lease consists of twelve wells drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes.

         PRESENT ACTIVITIES. As of the date of this Quarterly Report, the Company and Sierra Gas Corporation ("SGC") have entered into a gas sales contract (the "Gas Sales Contract"), pursuant to which SGC shall gather gas from the Enos Creek property as productive capacity is brought on stream and made available for purchase. The terms of the Gas Sales Contract also provide that the Company will be paid 90% of Colorado Interstate Gas at First of Month Index Price. Management of the Company anticipates that its first gas sales in this regard will commence by approximately July 1, 2003.

         In light of consummation of the Gas Sales Contract, the Company has initiated the first phase of redevelopment operations for the Brown Government Lease, which will focus exclusively upon remaining recoverable reserves within multiple gas charged sands. A workover rig was mobilized on May 1, 2003, and operations to place the #1 wellbore back into the condition of production commenced shortly thereafter. The Company perforated three additional frontier sands, providing for over 52 feet of known productive pay within the wellbore, which the Company anticipates will produce potentially marketable quantities of natural gas. The Company anticipates that recompletion operations will re-commence within the next four to six weeks after late winter weather conditions have passed. Management further anticipates that if recompletion of the #1 wellbore on the Brown Government Lease is successful, the daily average natural gas production from the wellbore could approximate 500 MCF per day.

         Upon receipt and compilation of sufficient control data pertaining to the #1 wellbore on the Brown Government Lease, the Company has further plans to re-enter the wellbore and perform a fracture stimulation job. If successful, the Company anticipates that natural gas production may increase up to 2,000 MCF per day. Furthermore, the Company would then plan to re-enter and complete mechanical work-over and fracture stimulation jobs upon the #2 and #2 wellbores located on the Brown Government Lease. Management of the Company anticipates that daily production from the #2 and #2 wellbore could potentially reflect that of the #1 wellbore under similar redevelopment circumstances.

         In general, the Company anticipates that gas production will be re-established by re-working and returning to production the three existing shut-in gas wells. These wells will be evaluated relative to completion zones, completion method and production parameters. If current completed intervals are deemed depleted, management intends to then perforate and complete new zones. Management anticipates that the second phase will include the acquisition of additional leases within the AMI and the drilling of two additional wells. These wells will also target remaining recoverable reserves. Management anticipates that the third phase will include evaluation of potential reserves by utilizing existing well-bores to test the productive potential of these zones with the drilling of additional well-bores if needed. Management of the Company believes that the three existing shut-in well-bores provides for an additional 2.6 BCFG of prove undeveloped reserves, totaling estimated gross reserves in the Brown Government Lease, including the AMI of approximately 11.8 BCFG.

PRIOR BUSINESS OPERATIONS

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

         Subsequently, management of the Company engaged in an analysis of the existing corporate structure of the Subsidiaries and operations planning. Management believed that the corporate consolidation of the Subsidiaries into one operating entity would streamline existing operations, provide for the restructure of existing debt of U.S. Oil & Gas, and establish operating lines of credit. Effective December 31, 2001, a Certificate of Merger was issued by the Nevada Secretary of State pursuant to which two of the subsidiaries, Thor Energy Inc. and O.J. Oil & Gas Inc. were merged into the third and surviving subsidiary, Oakhills Energy Inc. As a result, the Subsidiares operated as one entity, and the Company had one wholly-owned subsidiary, Oakhills Energy Inc.

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

         On January 1, 2002, effective March 22, 2002, the Company and U.S. Oil & Gas entered into a share redemption and asset sale agreement (the "Share Redemption Agreement"). The Share Redemption Agreement was consummated in conjunction with the Company's initiative to divest itself of properties deemed by the Company's management to represent higher risk to obtain desired production for the anticipated well capital costs required. In accordance with the terms of the Share Redemption Agreement, (i) the Company sold to U.S. Oil & Gas certain oil and gas properties previously acquired pursuant to the terms of the Purchase Agreement that did not form part of the Company's overall development strategy; (ii) the Company continued to own 100% of Oakhills Energy, Inc. that provided necessary oil and gas management and operating infrastructure for further acquisitions and projects; (iii) the Company owned a 100% interest in the Comanche, Neida Cassel, Lone Wolf, Jolly and Ingle oil and gas properties held by Oakhills Energy, Inc. that provided the majority of existing revenues to Oakhills Energy, Inc.; (iv) U.S. Oil & Gas returned to the Company 8,000,000 shares of the 10,000,000 shares of restricted common stock previously issued to U.S. Oil & Gas pursuant to the terms of the Purchase Agreement; (v) the 400,000 shares of restricted common stock issued as a finders' fee pursuant to the Purchase Agreement were returned to the Company; (vi) U.S. Oil & Gas granted to the Company an option to acquire from U.S. Oil & Gas 1,500,000 of the remaining 2,000,000 shares of restricted common stock (1,000,000 shares at a price of $0.75 per share exercisable in whole or in part until December 31, 2002 and 500,000 shares at a price of $1.25 per share exercisable in whole or in part until June 30, 2004 (the "Option Term(s)"); (vii) U. S. Oil & Gas agreed that upon expiration of either Option Term any unexercised shares would be subject to a monthly trading maximum equal to the lesser of 50,000 shares or $200,000 of proceeds; and (viii) U.S. Oil & Gas agreed that the balance of 500,000 shares of the remaining 2,000,000 shares would be used by U.S. Oil & Gas to acquire interests in future oil and gas properties acquired by the Company.

         By agreement dated March 22, 2002, the Company reacquired 8,000,000 of its shares of common stock from U.S. Oil & Gas in exchange for the transfer back to U.S. Oil & Gas of certain of its non-producing oil and gas properties owned by the operational subsidiaries. The Company also reacquired 400,000 shares of common stock previously issued as a finder's fee in connection with the original acquisition. The 8,400,000 shares were returned to treasury and cancelled on March 25, 2002.

         Subsequent negotiations have resulted in the termination of the above-noted option purchase arrangements. The 2,000,000 pre-Reverse Stock Split (100,000 post-Reverse Stock Split) shares of common stock owned by U.S. Oil & Gas are subject to a lock-up and leakage agreement dated October 16, 2002 whereunder the 2,000,000 pre-Reverse Stock Split (100,000 post-Reverse Stock Split) shares may not be sold at more than 166,667 pre-Reverse Stock Split shares (8,333 post-Reverse Stock Split shares) in any month, non-cumulative, beginning January 1, 2003. Subsequent agreement between the Company and U.S. Oil & Gas have resulted in the minor modification to the terms above that not more than 10,000 post-Reverse Stock Split share may be sold in any month, non-cumulative.

         As of the date of this Quarterly Report, the Company's wholly-owned subsidiary, Oakhills, has been sold.

RESULTS OF OPERATION

SIX-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO PERIOD FROM INCEPTION ENDED MARCH 31, 2002

         The Company's net losses during the six-month period ended March 31, 2003 were approximately ($135,209) compared to a net loss of approximately ($68,255) during the period from November 15, 2001 (inception) ended March 31, 2002. During the three-month period ended March 31, 2003 the period from November 15, 2001 ended March 31, 2002, the Company recorded $-0- in revenue.

         During the six-month period ended March 31, 2003, the Company recorded operating expenses of approximately $135,209 compared to $68,255 of operating expenses recorded during the period from November 15, 2001 ended March 31, 2002. During the six-month period ended March 31, 2003, operating expenses consisted of: (i) $46,828 in general and administrative expenses compared to $22,250 in general and administrative expenses incurred during the period November 15, 2001 ended March 31, 2002; (ii) $39,000 in management fees compared to $45,500 in management fees incurred during the period November 15, 2001 ended March 31, 2002; (iii) $37,884 in professional fees compared to $505 in professional fees incurred during the period November 15, 2001 ended March 31, 2002; (iv) $11,059 in interest expense compared to $-0- in interest expense incurred during the period November 15, 2001 ended March 31, 2002; and (v) $438 in depreciation compared to $-0- in depreciation incurred during the period November 15, 2001 ended March 31, 2002. The increase in operating expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to the acquisition of Petrogen and subsequent consummation of the Agreement, and the exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

         Of the $46,828 incurred as general and administrative expenses during the six-month period ended March 31, 2003, an aggregate of $10,000 was incurred by the Company due and owing to Investor Communications International, Inc. ("ICI") for services rendered by ICI to the Company including, but not limited to, financial, administrative, investor relations and oil and gas management. During the six-month period ended March 31, 2003, ICI advanced an aggregate amount of $62,600 to the Company, interest in the amount of $2,376 accrued, and the Company acquired $297,752 due and owing to ICI in connection with consummation of the Share Exchange Agreement and acquisition of Petrogen. During the six-month period ended March 31, 2003, the Company paid out $300,189 to ICI in settlement of debt. As of March 31, 2003, $67,788 plus interest of $4,750 remains due and owing to ICI, which bears interest at 10% per annum and is without specific repayment terms.

         Mr. Grant Atkins, a director of the Company, is contracted by ICI and is part of the management team provided by ICI to the Company. During the six-month period ended March 31, 2003, Mr. Atkins received an aggregate of $13,375 from ICI for services provided to the Company. The Company also owes Grant Atkins an aggregate of $14,279 plus $1,189 in accrued interest for payments personally made by Mr. Atkins on behalf of the Company.

         As discussed above, the increase in net loss during the six-month period ended March 31, 2003 as compared to the period November 15, 2001 (inception) ended March 31, 2002 is attributable primarily to the increase in general and administrative expenses and professional fees. The Company's net loss during the six-month period ended March 31, 2003 was ($135,209) or ($0.02) per share compared to a net loss of approximately ($68,255) or ($0.01) per share during the period November 15, 2001 ended March 31, 2002. The weighted average number of shares outstanding was 7,972,780 for the six-month period ended March 31, 2003 compared to 7,300,000 for the period November 15, 2001 ended March 31, 2002.

THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2002

         The Company's net losses during the three-month period ended March 31, 2003 were approximately ($96,594) compared to a net loss of approximately ($28,247) during the three-month period ended March 31, 2002 (an increase of $68,347). During the three-month periods ended March 31, 2003 and 2002, the Company recorded $-0- in revenue.

         During the three-month period ended March 31, 2003, the Company recorded operating expenses of approximately $96,594 compared to $28,247 of operating expenses recorded in the same period for 2002 (an increase of $68,347). During the three-month period ended March 31, 2003, operating expenses consisted of: (i) $32,880 in general and administrative expenses compared to $8,242 in general and administrative expenses incurred during the three-month period ended March 31, 2002; (ii) $35,840 in professional fees compared to $505 in professional fees incurred during the three-month period ended March 31, 2002; (iii) $19,500 in management fees compared to $19,500 in management fees incurred during the three-month period ended March 31, 2002; (iv) $8,155 in interest expense compared to $-0- in interest expense incurred during the three-month period ended March 31, 2002; and (v) $219 in depreciation compared to $-0- in depreciation incurred during the three-month period ended March 31, 2002. The increase in operating expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to the acquisition of Petrogen and subsequent consummation of the Agreement, and the exploration, reorganization, and development of oil and natural gas properties.

         As discussed above, the increase in net loss during the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002 is attributable primarily to the increase in operating expenses. The Company's net loss during the three-month period ended March 31, 2003 was ($96,594) or ($0.01) per share compared to a net loss of approximately ($28,247) or ($0.00) per share during the three-month period ended March 31, 2002. The weighted average number of shares outstanding was 8,660,511 for the three-month period ended March 31, 2003 as compared to 7,300,000 for the three-month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

AS OF MARCH 31, 2003

         As of the six-month period ended March 31, 2003, the Company's current assets were $95,224 and its current liabilities were $877,684, resulting in a working deficit of $782,460. As of the six-month period ended March 31, 2003, current assets were comprised of $95,224 in cash. As of the six-month period ended March 31, 2003, current liabilities were comprised of (i) $442,520 in accounts payable and accrued liabilities; (ii) $317,581 due to related parties;
(iii) $80,430 in debenture payable; and (iv) $37,153 in notes payable.

         As of the six-month period ended March 31, 2003, the Company's total assets were $755,072 comprised of (i) $95,224 in current assets; (ii) $658,098 in valuation of oil and gas properties acquired pursuant to acquisition of the Subsidiaries; and (iii) $1,750 in furniture and equipment . As of fiscal year ended September 310, 2002, the Company's total assets were $216,834 comprised of
(i) $-0- in current assets; (ii) $214,646 in valuation of oil and gas properties (net of depletion); and (ii) $2,188 in furniture and equipment, net of depreciation. The increase in total assets during the six-month period ended March 31, 2003 from fiscal year ended September 30, 2002 was primarily due to the increased valuation of the Subsidiaries' oil and gas properties.

         As of the six-month period ended March 31, 2003, the Company's total liabilities were $877,684 comprised of $877,684 in current liabilities. As of September 30, 2002, the Company's total liabilities were $324,170 comprised of
(i) $191,031 due to related parties; (ii) $79,100 in debenture payable; (iii) $51,859 in notes payable; and (iv) $2,180 in accounts payable and accrued liabilities. The increase in total liabilities during the six-month period ended March 31, 2003 from fiscal year ended September 30, 2002 was due primarily to the increase in accounts payable and accrued liabilities and amounts due to related parties.

         Stockholders' deficit increased from ($107,336) for fiscal year ended September 30, 2002 to ($122,612) for the six-month period ended March 31, 2003.

         For the six-month period ended March 31, 2003, net cash used in operating activities was ($136,847) compared to net cash used in operating activities of ($68,255) for the period November 15, 2001 (inception) ended March 31, 2002. As noted above, the increase in net cash used in operating activities was primarily comprised of (i) net loss of ($135,209) for the six-month period ended March 31, 2003 compared to net loss of ($68,255) for the period November 15, 2001 ended March 31, 2002; and (ii) adjustment of ($1,638) to reconcile net loss to net cash from operating activities during the six-month period ended March 31, 2003 compared to $-0- adjustment during the period November 15, 2001 ended March 31, 2002.

         The Company's cash flow used in investing activities for the six-month period ended March 31, 2003 was ($15,084) compared to ($1,288) used in investing activities during the period November 15, 2001 ended March 31, 2002.

         Cash flows from financing activities was $247,155 for the six-month period ended March 31, 2003 compared to cash flows from financing activities of $69,543 for the period November 15, 2001 ended March 31, 2002. Net cash flows from financing activities during the six-month period ended March 31, 2003 resulted primarily from proceeds of $530,000 received from sale of common stock.

PLAN OF OPERATION

FUNDING

         As of the date of this Quarterly Report, the Company has generated limited revenues from operations. During the prior fiscal years, the Company focused primarily on the exploration of potential oil and gas projects and generated limited net positive revenues from operating wells. During those prior fiscal years, the Company relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions.

         As of the date of this Quarterly Report, the Company is engaged in an offering of shares of its restricted common stock at $1.00 per share (post Reverse Stock Split) or $0.05 per share (pre-Reverse Stock Split). The Company may finance further expenditures with future issuances of common stock of the Company. The Company believes that any private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next year. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new oil and gas acquisitions or opportunities, which could significantly and materially restrict the Company's business operations.

         As of the date of this Quarterly Report, management of the Company believes that an estimated $2,000,000 to $5,000,000 is required over the next two years for payment of expenses associated with the ongoing oil and gas exploration, development and production operations of the Company. Management believes that the Company can satisfy its cash requirements for approximately the next twelve months based on its ability to successfully generate revenues from oil and gas production and to obtain advances or equity privat placements from certain investors and other parties, as necessary.

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

         The Company's future success and viability are entirely dependent upon the Company's current management to generate revenues from its business operations and raise additional capital through further private offerings of its stock or loans from private investors. Management is optimistic that the Company will be successful in its capital raising efforts. There can be no assurance, however, that the Company will be able to generate sufficient revenues or raise additional capital. The Company's failure to successfully generate sufficient revenues and/or raise additional capital will have a material and adverse affect upon the Company and its shareholders.

MATERIAL COMMITMENTS

         In connection with the oil and gas exploration, development and production expenses and other overhead costs incurred, the Company and/or its subsidiary incurred liability or borrowed funds pursuant to various contractual arrangements representing the following material commitments.

         CONSULTING SERVICE AGREEMENT

         Pursuant to the terms and provisions of the Share Exchange Agreement, the Company and ICI entered into a consulting services agreement dated February 12, 2003 (the "Consulting Services Agreement"). Pursuant to the provisions of the Consulting Services Agreement: (i) ICI will provide to the Company such finance and general managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the energy industry, including the oil and gas interest; and (ii) the Company will pay to ICI a fee commensurate with the services provided by ICI on a monthly basis, but not to exceed $10,000.00 monthly. Mr. Grant Atkins, a director of the Company, is employed by ICI and part of the management team provided by ICI to the Company, and may derive remuneration from ICI for such services rendered to the Company.

         EMILY HAWES FIELD PROJECT

         In connection with the Emily Hawes acquisition, a significant and estimated commitment for the Company for fiscal year 2003 is the amount due and owing under a promissory note in the amount of $35,000 which is unsecured and due on demand. The promissory notes bears interest at 1% per month, compounded monthly. As of March 31, 2003, interest of $2,153 has accrued in connection with this loan.

         In connection with the Emily Hawes acquisition, a significant and estimated commitment for the Company for fiscal year 2003 is the amount due and owing under a debenture issued by the Company in the amount of $75,000, bearing interest at 15% per annum, secured by a floating charge security on all assets of the Company. The due date of the debenture is May 20, 2003. As of March 31, 2003, $3,000 of principal was repaid by the Company. As of March 31, 2003, interest of $8,430 has accrued in connection with this debenture.

         AMOUNTS DUE TO RELATED PARTIES

         A significant and estimated commitment for the Company for fiscal year 2003 is the amount of $317,581 due and owing to related parties generally as follows: (i) $225,456 in aggregate principal due and owing to each of Messrs. Spindler and Kerrigan resulting from consulting services provided to Petrogen during the six-month period ended March 31, 2003 and during fiscal year ended September 30, 2002; (ii) $72,538 in aggregate principal and accrued interest due and owing to ICI pursuant to managerial, financial and administrative services performed by ICI; (iii) $7,182 in aggregate principal and accrued interest due and owing to a shareholder of the Company in connection with consummation of the Share Exchange Agreement and acquisition of Petrogen; and (iv) $14,279 in aggregate principal and $1,189 in accrued interest due and owing to a former director in connection with consummation of the Share Exchange Agreement and acquisition of Petrogen.

OFF-BALANCE SHEET ARRANGEMENTS

         As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

         (a) The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Quarterly Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

         (b) There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) As of the date of this Quarterly Report, the Company is engaged in a private placement offering under Rule 506 of Regulation D of the 1933
Securities Act. Pursuant to the terms of the private placement, the Company is offering shares of its restricted common stock at $1.00 per share (post-Reverse Stock Split) or $0.05 per share (pre-Reverse Stock Split). The securities are being offered to U.S. residents who are either accredited investors as that term is defined under Regulation D or sophisticated investors and to non-U.S. residents. The per share price of the offering was arbitrarily determined by the board of directors based upon analysis of certain factors relating to the acquisition of Petrogen, Inc. including, but not limited to, potential future earnings, assets and net worth of the Company. As of the date of this Quarterly Report, the Company has not issued any shares of restricted common stock pursuant to this offering.

         (b) In accordance with the terms and provisions of the Stock Option Plan, and as of the date of this Quarterly Report, the Board of Directors of the

Company has granted an aggregate of 2,000,000 stock options as follows: (i) 1,000,000 stock options exercisable at $0.50 per share to previous holders of stock options of Petrogen to replace stock options previously granted by Petrogen; and (ii) 1,000,000 stock options at $0.50 per share to ICI and/or its designates or employees also to replace stock options previously granted by Petrogen (which were subject to an S-8 registration statement filed with the Securities and Exchange Commission). Of those 2,000,000 stock options granted, and as of the date of this Quarterly Report, 1,000,000 stock options have been exercised at $0.50 per share for aggregate proceeds of $500,000 in accordance with the terms of the respective notice and agreement of exercise of option. In connection with the exercise of the stock options, 1,000,000 shares of common stock of the Company were issued to certain contractors of ICI who have provided bona fide services to the Company under the Consulting Services Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Based upon review of a wide variety of factors considered in connection with its evaluation of the Share Exchange Agreement and the sale of substantially all of the Company's assets, which included the sale of its wholly-owned subsidiary, Oakhills, the Board of Directors of the Company believed that consummation of the Share Exchange Agreement and the sale of substantially all of the Company's assets would be fair to and in the best interests of the Company and its shareholders. The Board of Directors, therefore, authorized and directed the submission of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the "Information Statement").

         The Information Statement was filed with the Securities and Exchange Commission on October 17, 2002. The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's common stock (the "Written Consent"). The matters upon which action was taken effective February 12, 2003 pursuant to the Written Consent included the: (i) approval of the Share Exchange Agreement, the related conversion of any proposed loans to equity interest by the Company in Petrogen, and the resulting change in control of the Company upon the completion and consummation of the Share Exchange Agreement; (ii) approval of an amendment to the Articles of Incorporation to effectuate a name change of the Company to "Petrogen Corp." upon the completion and consummation of the Share Exchange Agreement; (iii) approval of the sale of substantially all of the remaining assets of the Company consequent upon the completion and consummation of the Share Exchange Agreement (the proposed "Sale and Purchase"); (iv) authorization for the Board of Directors to effect a reverse stock split of one-for-twenty (the "Reverse Stock Split") of the Company's outstanding common stock; (v) approval of a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (vi) ratification of the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal years ending December 31, 2002 and December 31, 2003.

ITEM 5. OTHER INFORMATION

         No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         (a) 99.1 Certification Pursuant to 18 U.S.C. Section 1350.
         (b) 99.2 Certification Pursuant to 18 U.S.C. Section 1350.

         Reports:

         (a) Report on Form 8-K filed February 19, 2003 regarding Item 1. Changes in Control of Registrant.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            PETROGEN CORP.



Dated: May 14, 2003                         By:  /s/  SACHA S. SPINDLER
                                            ___________________________________
                                             Sacha S. Spindler, President/Chief
                                             Executive Officer

Dated: May 14, 2003                         By: /s/  L. WILLIAM KERRIGAN
                                            ___________________________________
                                             L. William Kerrigan, Executive
                                             Vice President/Chief Financial
                                             Officer/Secretary