Form 10QSB
period 2003-06-30
PETROGEN CORP
filed 2003-08-19
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-25579


                                 PETROGEN CORP.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                               87-0571853
_______________________________                              ___________________
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)


                       3200 Southwest Freeway, Suite 3300
                              Houston, Texas 77027
                    ________________________________________
                    (Address of Principal Executive Offices)


                                 (713) 402-6115
                           ___________________________
                           (Issuer's telephone number)


                                       n/a
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X      No
                                 _____      _____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:0

            Class                              Outstanding as of August 11, 2003
_____________________________                  _________________________________

Common Stock, $.001 par value                             10,378,291*


*After taking into effect the reverse stock split of one-for-twenty shares of common stock effective February 12, 2003.


Transitional Small Business Disclosure Format (check one)

                                       Yes           No   X
                                          _____         _____

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

ITEM 5.  OTHER INFORMATION                                                   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    22

SIGNATURES                                                                   23

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                                 PETROGEN CORP.
                        (FORMERLY HADRO RESOURCES, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2003

                                   (UNAUDITED)








CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                                 PETROGEN CORP.
                        (FORMERLY HADRO RESOURCES, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,        September 30,
                                                                                             2003                 2002
______________________________________________________________________________________________________________________
                                                                                       (Unaudited)            (Note 1)

                                           ASSETS
CURRENT ASSETS
   Cash                                                                                $  278,666            $      -

FURNITURE AND EQUIPMENT, net of depreciation of $1,077                                      6,440               2,188

OIL AND GAS PROPERTIES (Note 4)                                                           518,463             214,646
______________________________________________________________________________________________________________________

                                                                                       $  803,569           $ 216,834
======================================================================================================================

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                            $  263,306           $   2,180
   Notes payable (Note 6)                                                                  32,153              51,859
   Demand loans payable (Note 9)                                                          600,139                   -
   Debenture payable (Note 7)                                                              56,994              79,100
   Due to related parties (Note 9)                                                        359,580             191,031
______________________________________________________________________________________________________________________

                                                                                        1,312,171             324,170
______________________________________________________________________________________________________________________

STOCKHOLDERS'  EQUITY  (CAPITAL  DEFICIENCY)  (Note 8)
   Common stock,  $0.001 par value, 100,000,000 shares authorized
      10,378,291 post-reverse split shares issued and outstanding
      (2002 - 817,699 post-reverse split shares issued and outstanding)                    10,378                 115
   Additional paid-in capital                                                             499,000              39,496
   Obligation to issue shares                                                               5,000               8,000
   Common stock purchase warrants                                                         357,800                   -
   Deficit accumulated during the exploration stage                                    (1,380,780)           (154,947)
______________________________________________________________________________________________________________________

                                                                                         (508,602)           (107,336)
______________________________________________________________________________________________________________________

                                                                                       $  803,569          $  216,834
======================================================================================================================

     The accompanying notes are an integral part of these interim consolidated financial statements




                                 PETROGEN CORP.
                        (FORMERLY HADRO RESOURCES, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                 November 15,     November 15,
                                              Three months     Three months      Nine months             2001             2001
                                                     ended            ended            ended   (inception) to   (inception) to
                                             June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002    June 30, 2003
______________________________________________________________________________________________________________________________
EXPENSES
   Depreciation                                 $      396       $        -       $      834      $         -       $    1,077
   General and administrative expenses             257,516           11,371          304,343           33,621          360,891
   Interest expense                                 13,214                -           24,274                -           33,087
   Management fees                                  82,500           19,500          121,500           65,000          228,500
   Professional fees                                37,363            1,977           75,247            2,482           80,090
______________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                         $ (390,989)      $  (32,848)      $ (526,198)     $  (101,103)      $ (703,645)
==============================================================================================================================




BASIC NET LOSS PER SHARE                        $    (0.04)      $    (0.00)      $    (0.06)     $     (0.01)
=============================================================================================================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note 3)                     10,378,291        7,300,000        9,511,926        7,300,000
=============================================================================================================

   The accompanying notes are an integral part of these interim consolidated financial statements




                                 PETROGEN CORP.
                        (FORMERLY HADRO RESOURCES, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            November 15,      November 15,
                                                                           Nine months              2001              2001
                                                                                 ended    (inception) to    (inception) to
                                                                               June 30           June 30           June 30
                                                                                  2003              2002              2003
__________________________________________________________________________________________________________________________
                                                                                                                  (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                 $  (526,198)       $  (68,255)       $ (681,145)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                   834                 -             1,077
  - accrued interest                                                            17,686                 -            26,500
  - accounts payable                                                            41,969                 -            44,149
__________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                        (465,709)          (68,255)         (609,419)
__________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                          (5,086)           (1,288)           (7,517)
  Oil and gas properties                                                     (206,061)                 -         (206,061)
  Pre reverse acquisition advances from Petrogen Corp. (Note 3)                100,000                 -           100,000
  Cash acquired on reverse acquisition of Petrogen Inc. (Note 3)                   868                 -               868
__________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                                        (110,279)           (1,288)         (112,710)
__________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                             535,000               110           568,110
  Notes payable                                                               (21,859)                 -          (21,859)
  Demand loans payable                                                         590,500                 -           590,500
  Debenture payable                                                           (28,000)                 -          (28,000)
  Net advances from (repayments to) related parties                          (220,987)            69,433         (107,956)
__________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                       854,654            69,543         1,000,795
__________________________________________________________________________________________________________________________

INCREASE IN CASH                                                               278,666                 -           278,666

CASH, BEGINNING OF PERIOD                                                            -                 -                 -
__________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                         $  278,666           $     -        $  278,666
==========================================================================================================================

   Non-cash transactions:  Refer to Notes 3, 4 and 8.

      The accompanying notes are an integral part of these interim consolidated financial statements


PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(Unaudited)


                                 PETROGEN CORP.
                        (FORMERLY HADRO RESOURCES, INC.)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
________________________________________________________________________________
                                  (Unaudited)


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

As at June 30, 2003, the Company had a working capital deficiency of $1,033,505 and has realized significant losses from its existing oil and gas operations. The Company's continuance of operations are contingent on raising additional capital, settling its outstanding debts and on the future acquisition and development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.


UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. These unaudited interim financial statements have been prepared on the basis of a fiscal period ended September 30, being the year end of PI. Operating results for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.

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

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(Unaudited)


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

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(Unaudited)


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

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(Unaudited)

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

As a condition to entering into the Agreement, the Company agreed to advance to PI not less than $250,000 within five (5) business days of raising a minimum of $250,000. In accordance with any loan made to PI, any principal amount would bear interest at the rate of ten percent (10%) per annum, and would be secured pursuant to a senior fixed and floating charge on all of the assets of Petrogen (the "Loan Agreement"). As at June 30, 2003 the Company had advanced $555,000 to PI of which $100,000 had been advanced prior to the completion of the acquisition. In accordance with the terms of the Loan Agreement, as a result of the completion of the acquisition, the Company and PI have been released from the terms and conditions of the Loan Agreement such that the advances are now non-interest bearing with no specific terms of repayment.

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

The book value of PC's capital stock subsequent to the acquisition is calculated and allocated as follows:


    PI capital stock                                             $    77,611
    PC net assets (liabilities)                                     (350,067)
                                                            ------------------

                                                                    (272,456)
    Excess value charged to consolidated deficit                     639,634
                                                            ------------------

                                                                 $   367,178
                                                            ==================
 Allocated as follows:
    Capital stock                                                $     9,378
    Additional paid-in capital                                             -
    Common stock purchase warrants (refer to Note 8)                 357,800
                                                            ------------------

    Consolidated Capital accounts post reverse acquisition       $   367,178
                                                            ==================

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(Unaudited)


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


NOTE 4 - OIL AND GAS PROPERTIES
________________________________________________________________________________

EMILY HAWES FIELD, CALHOUN COUNTY, TEXAS

By agreement dated May 20, 2002 PI acquired a 95% working interest ("WI") and 77.5% net revenue interest ("NRI") in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. In consideration PI issued a floating charge debenture in the amount of $75,000, and issued notes payable totaling $47,145 to various lessors (Refer to Notes 6 and 7). In addition, PI issued 75,000 common shares at $1 as further consideration. PI also issued 290,000 common shares valued at $14,500 for services provided in connection with oil and gas properties which has been allocated to the Emily Hawes Field. During the period ended June 30, 2003 the notes payable were repaid in full. To date the Company has capitalized $187,108 of expenditures relating to this property.

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

Effective November 12, 2002 the Company completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date the Company has capitalized $208,278 of expenditures relating to this property.

The Company has been developing operations at Baxterville Field throughout the summer months which were commenced on June 5th, 2003. To date, the Company has recompleted the Moody #6 wellbore, and anticipates that it will commence production from the wellbore immediately after hooking up all relevant surface equipment.

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

Effective October 31, 2002 the Company completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date the Company has capitalized $71,523 of expenditures relating to this property.

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(Unaudited)


NOTE 4 - OIL AND GAS PROPERTIES (CONT')
________________________________________________________________________________

S.J. HOOPER #1, MARION COUNTY, MISSISSIPPI

Effective October 25, 2002, PI entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. ("CR") of Mississippi, whereby PI will acquire a 100% WI and77% NRI in the S.J. Hooper #1. PI paid $22,500 to acquire this interest. To date the Company has capitalized $51,554 of expenditures relating to this property.

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

As at December 31, 2002 the carrying value of the net assets of Oak Hills were adjusted to their estimated net recoverable amount being the total purchase price of $10 as shown below. This resulted in a gain on disposal at December 31, 2002 of $41,191 which, in accordance with accounting for reverse acquisitions are not included in the consolidated results of PI for the nine months ended June 30, 2003.

      Cash                                               $       63
      Oil and gas properties                                638,795
      Accounts payable                                     (304,232)
      Bank loans                                           (334,616)
                                                   -----------------
      Net assets of discontinued operations              $      10
                                                   =================

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

Effective December 10, 2002 the Company issued a promissory note in the amount of $35,000 which is unsecured and due on demand. The note bears interest at 1% per month, compounded monthly. To June 30, 2003 interest of $2,153 has been accrued in connection with this loan and $5,000 has been repaid.

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(Unaudited)


NOTE 7 - DEBENTURE PAYABLE
________________________________________________________________________________

In connection with the Emily Hawes acquisition described in Note 3, the Company issued a debenture in the amount of $75,000, bearing interest at 15% per annum, secured by a floating charge security on all assets of the Company, and due on May 20, 2003 which was extended to December 30, 2003. During the period, $28,000 of principal was repaid. Refer to Note 4. To June 30, 2003 interest of $9,994 has been accrued in connection with this debenture.


NOTE 8 - STOCKHOLDERS' EQUITY
________________________________________________________________________________

The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

For the period ended June 30, 2003, changes in the Company's share capital and deficit were as follows:


                                                                                        Share
                                                 Common Stock          Additional     Purchase
                                             Number        Amount    Paid-in Capital  Warrants       Deficit         Total
                                         _______________________________________________________________________________________

Balance, December 31, 2002,
     As previously reported by Hadro          22,431,693     $ 22,432    $ 2,779,578    $       -    $(3,132,448)    $ (330,438)

1 for 20 Reverse stock split                 (21,310,068)           -              -            -              -              -

Issued on conversion of notes payable            956,666          957         20,568            -              -         21,525

Hadro net loss for the period from
     January 1, to February 12, 2003                   -            -              -            -        (41,154)       (41,154)
                                         _______________________________________________________________________________________

                                               2,078,291       23,389      2,800,146            -     (3,173,602)      (350,067)

Issued as a finder's fee                         300,000          300        719,700            -       (720,000)             -

Fair value of stock options granted
     concurrent with reverse acquisition              -             -      4,660,000            -     (4,660,000)             -

Issued to effect reverse acquisition           7,000,000        7,000         (7,000)           -              -              -

Assumption of PI's equity accounts            11,807,000          118         77,493            -       (154,947)       (77,336)

Acquisition costs charged to deficit                   -            -              -            -       (60,000)        (60,000)

Reverse acquisition
  recapitalization adjustment                (11,807,000)     (21,429)    (8,250,339)     357,800      7,913,968              -
                                         _______________________________________________________________________________________

Balance, February 12, 2003                     9,378,291        9,378              -      357,800       (854,581)      (487,403)

Issued on exercise of stock options            1,000,000        1,000        499,000            -              -        500,000

Net loss for the period                                -            -              -            -       (551,199)      (551,199)
                                         _______________________________________________________________________________________

Balance, June 30, 2003 (unaudited)            10,378,291     $ 10,378    $   499,000    $ 357,800    $(1,405,780)    $ (538,602)
                                         =======================================================================================


PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(Unaudited)


NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

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

The Company's stock option activity is as follows:

                                                                                        Weighted Average
                                                                  Weighted Average         Remaining
                                            Number of options      Exercise Price       Contractual Life
                                          _________________________________________________________________

    Balance, December 31, 2002, as
        previously reported by Hadro                         -          $        -                      -
    Granted during the period                        2,000,000                 0.50             3.00 years
    Exercised during the period                     (1,000,000)                0.50                      -
                                          _________________________________________________________________

    Balance, June 30, 2003                           1,000,000         $       0.50             2.62 years
                                          =================================================================

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(Unaudited)

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

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

The Company's share purchase warrant activity is as follows:

                                                                                       Weighted      Weighted Average
                                                                        Number of      Average           Remaining
                                                                        warrants    Exercise Price   Contractual Life
                                                                       _________________________________________________

      Balance, December 31, 2002, as previously reported by Hadro                -        $     -                     -
      PI warrant assumed                                                   167,189           0.65            1.25 years
      Exercised / expired during the period                                     -               -                     -
                                                                       _________________________________________________

      Balance, June 30, 2003                                               167,189       $   0.65            0.87 years
                                                                       =================================================


NOTE 9 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

A director of the Company has been contracted by Investor Communications, Inc. ("ICI") and is part of the management team provided to the Company by ICI, a shareholder. During the nine month period ended June 30, 2003 a total of $60,000 was incurred to ICI for managerial, administrative and investor relations services provided to the Company and cash of $63,100 was advanced by ICI. In addition, interest of $5,692 was accrued and the Company acquired $297,752 owing to ICI in connection with the reverse merger. The Company paid out $300,189 in settlement of debt owing to ICI and at June 30, 2003 $97,789 plus interest of $5,692 is owing to this company which bears interest at 10% per annum and is without specific repayment terms. In addition, $245,500 was advanced by way of demand loans which are unsecured and are without specific repayment terms. Interest at 10% per annum has been accrued in the amount of $3,558

Effective February 12, 2003 the Company and ICI entered into a consulting services agreement whereby ICI will provide finance, administrative and general managerial services to the Company for an amount not to exceed $10,000 per month for a period of one year and on a month-to-month basis thereafter.

A director of the Company received $19,625 (2002 - $3,500) from ICI for fees relating to work on the Company. The Company acquired $15,237 owing to this director in connection with the reverse merger. At June 30, 2003 this former director is owed $15,385 plus $1,560 accrued interest for payments made on behalf of the Company. These amounts accrue interest at 10% per annum and are without specific repayment terms.

On March 7, 2003 a company associated with a shareholder was repaid $60,548 in loans and accrued interest which was acquired in connection with the reverse merger.

The Company acquired $16,000 owing to a shareholder of the company in connection with the reverse merger. This shareholder was repaid $9,000 during the period. This amount accrues interest at 10% per annum and is without specific repayment terms. At June 30, 2003 this shareholder is owed $7,000 plus $357 accrued interest.

During the period, management fees of $120,000 were incurred to two directors and officers of the Company. These directors are owed $234,822 for management fees owing and payments made on behalf of the Company. These amounts accrue no interest and are without specific repayment terms.

PETROGEN CORP.
(FORMERLY HADRO RESOURCES, INC.)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)
________________________________________________________________________________

A company associated with a director was repaid a net of $9,727. At June 30, 2003, $3,023 is owing from this company, which accrues no interest and is without specific repayment terms.

During the period, an additional $345,000 was advanced from companies associated with a shareholder by way of demand loans which are unsecured and are without specific repayment terms. Interest at 10% per annum has been accrued in the amount of $6,081.

During the period,  PI entered into a Drilling  and  Operator's  Agreement  (the
"Operator's Agreement") with PIL whereby PIL will be responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"). Under the terms of the Operator's Agreement, the Company will be required to reimburse PIL for all costs incurred by PIL plus an administration fee equal to 10% of the costs incurred by PIL. As further consideration PIL will be granted a 10% carried interest of production in the Petrogen Interests. The Operator's Agreement will remain in effect as long as any of the Interests covered by the Operator's Agreement continue to be in operation. At June 30, 2003 $156,315 was incurred to PIL and $97,756 is owing to PIL of which $72,756 relates to and AFE's for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1.

Refer to Note 3, 4 and 5.


NOTE 10 - INCOME TAXES
________________________________________________________________________________

The Company and its subsidiary have tax losses at June 30, 2003 which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full-deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


NOTE 11 -SUBSEQUENT EVENT
________________________________________________________________________________

On August 4, 2003, certain debt holders brought a legal action in the Supreme Court of British Columbia to recover funds advanced to the Company. On August 8, 2003, the action was agreed to be settled by all parties and would result in an immediate US$50,000 payment, the issue of a subordinated debenture in the amount US $725,000 to various parties who have advanced funds to the Company, and releases by all parties to litigation and other parties.

On or before August 18, 2003, to re-organize existing demand loans and advances, the Company is expected to issue a subordinated debenture in the amount of US $725,000 to various parties who have advanced funds to the Company. The debenture will bear interest at 10% simple interest per annum payable annually in arrears, have a term of two years from the date of issue, be subordinate including to bank or lending institution debt financing, be convertible into shares at US$1.00 per share under terms requiring full payout of outstanding principal and interest, and require monthly payments of $10,000 per month beginning in December, 2003.

With the agreement of the Company, Investor Communications International, Inc. resigned is tenure as management consultant to the Company effective August 8, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

         Petrogen Corp., formerly known as Hadro Resources, Inc. is a corporation organized under the laws of the State of Nevada (the "Company"). The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and on the Frankfurt and Berlin Stock Exchanges in Germany under the symbol "PTD".

         As of the date of this Quarterly Report, the Company is an independent oil and gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, exploration and development of oil and natural gas properties.

ACQUISITION OF PETROGEN INC.

SHARE EXCHANGE AGREEMENT

         As of the date of this Quarterly Report, the Company has finalized the acquisition of Petrogen Inc., a Colorado corporation ("Petrogen"). On October 11, 2002 and effective February 12, 2003, Hadro Resources, Inc. (now known as Petrogen Corp.), Petrogen, and the shareholders of Petrogen (the "Petrogen Shareholders") entered into a share exchange agreement (the "Share Exchange Agreement"). Pursuant to the terms of the Share Exchange Agreement, the Company acquired from the Petrogen Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Petrogen.

         Pursuant to further terms of the Share Exchange Agreement, and as of the date of this Quarterly Report, the Company has: (i) issued 7,000,000 post-Reverse Stock Split shares of its restricted common stock to the Petrogen
Shareholders in proportion to their respective holdings in Petrogen; (ii) granted an aggregate of 2,000,000 stock options as follows (a) 1,000,000 stock options exercisable at $0.50 per share to previous holders of stock options of Petrogen to replace stock options previously granted by Petrogen, and (b) 1,000,000 stock options exercisable at $0.50 per share to Investor

Communications International Inc. and/or its employees or consultants; (iii) granted an aggregate of 167,189 post-Reverse Stock Split common stock purchase warrants to replace all common stock purchase warrants then outstanding in Petrogen pursuant to which the holder thereof has the right to convert such warrant into shares of restricted common stock on a one-to-one basis as follows
(a) 23,715 warrants exercisable at the rate of $1.20 per share expiring December 18, 2003, (b) 23,715 warrants exercisable at the rate of $1.20 per share expiring December 20, 2003, (c) 14,822 warrants exercisable at the rate of $0.40 per share expiring October 29, 2004, (d) 11,857 warrants exercisable at the rate of $0.50 per share until June 22, 2003 and thereafter at the rate of $0.80 per share expiring on June 22, 2004, (e) 18,972 warrants exercisable at the rate of $0.50 per share until August 9, 2003 and thereafter at the rate of $0.80 per share expiring August 9, 2004, (f) 59,286 warrants exercisable at the rate of $0.40 per share expiring November 13, 2004, and (g) 14,822 warrants exercisable at the rate of $0.40 per share expiring November 14, 2004; and (iv) issued 300,000 post-Reverse Stock Split shares of its restricted common stock as a finder's fee. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

         In accordance with the terms of the Share Exchange Agreement: (i) Petrogen is a wholly-owned subsidiary of the Company; (ii) the Company changed its name to "Petrogen Corp." and its trading symbol; (iii) the Company sold substantially all of its remaining assets consequent upon the consummation of the Share Exchange Agreement and disposed of its wholly-owned subsidiary, Oakhills Energy, Inc.; and (iv) the Company adopted and implemented a stock option plan for key personnel of the Company, which was approved by the shareholders of the Company. See "Part II. Other Information. Item 4. Submission of Matters to a Vote of Security Holders."

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

         LOAN AGREEMENT

         As a condition to entering into and in accordance with the Share Exchange Agreement, the Company agreed to advance to Petrogen the aggregate principal sum of not less than $250,000 within five (5) business days of raising a minimum of $250,000. As of the date of this Quarterly Report, the Company has advanced an aggregate sum of $600,000 to Petrogen.

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

         PURCHASE AND SALE AGREEMENT

         Pursuant to the terms of the Share Exchange Agreement, the Company agreed to authorize the sale of substantially all of the assets of the Company. On February 12, 2003, the Company, Oakhills Energy Inc., the Company's wholly-owned subsidiary ("Oakhills"), and Newport Capital Corporation, a Belize corporation carrying on business in London, England ("Newport"), entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). As of the date of this Quarterly Report, and pursuant to the terms and provisions of the Purchase and Sale Agreement: (i) the Company sold and transferred to Newport all of the capital stock of Oakhills held by the Company; (ii) the Company conveyed to Newport the Company's then interest in four wells owned by Oakhills, subject to certain assignments currently in place with The Bank N.A. of Oklahoma; and
(iii) Newport acknowledged the existence of certain liabilities of Oakhills in the approximate amount of $437,752.00.

         During fiscal year 2001, Oakhills arranged for a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. The proceeds of the term loan were used to repay certain outstanding debts to creditors, including $219,838 owed to a private company controlled by a previous director and officer of Oakhills for production services and equipment rentals, and to retire all previous outstanding bank loans. As of December 31, 2002, the term loan was in default as Oakhills was in two months arrears in principal payments of $25,000 and interest of $6,265. Upon the sale of Oakhills, the loan was brought current by Newport. As of the date of this Quarterly Report, the Company is negotiating a release from its guarantee. Pursuant to the terms of the Purchase and Sale Agreement, however, Newport agreed to indemnify the Company against any losses arising from the Company's loan guarantee.

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

         Pursuant to the terms and provisions of the Share Exchange Agreement, the Company's business is comprised of a one hundred percent (100%) registered and beneficial working interest in and to all of Petrogen's business assets. Petrogen's affiliate, Petrogen International Ltd. ("Petrogen Ltd.") shall retain at all times, as the exclusive operator in and to all of Petrogen's and the Company's assets, a ten percent (10%) carried interest in and to such business assets together with the right, as operator in respect of such business assets, to charge an administrative fee of ten percent (10%) of project costs for all development expenditures incurred in connection therewith. Development expenditures are defined as those costs which are incurred in the normal course of business in the oil and gas industry, which would include, but are not limited to, the costs incurred in the processes of exploring upon and/or developing oil and gas leases, operations and administrative expenses, work over expenses, recompletion and completion expenses, specialists and consultants fees, environmental protection costs, clean-up costs, etc.

         Management of the Company believes that Petrogen has acquired, to date, net reserves of 23.5 billion cubic feet gas (BCFG) and 935,000 barrels of oil
(BO) of proven developed non-producing (PDNP) and proven undeveloped (PUD) reserves. Management of the Company further believes that additional probable reserves may be estimated at 28.9 BCFG and 985,000 BO.

         It is anticipated that the Company's and Petrogen's ongoing efforts, subject to adequate funding being available, will continue to be focused upon placing shut-in gas wells located on its properties in the states of Mississippi and Wyoming back into production, and to thereafter implement additional development operations on these same properties with the commencement of drilling new wells into proven undeveloped reserves.

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

OIL AND GAS PROPERTIES

         As of the date of this Quarterly Report, the Company has not reported reserves to any agencies nor engaged in any drilling activities, and has plans to commence limited production from one of its properties. The Company does not maintain any undeveloped acreage. The following is a description of the Company's and Petrogen's oil and gas operations.

         EMILY HAWES FIELD PROJECT

         PRODUCTIVE WELLS AND ACREAGE. The Company holds a 95% working interest and a 77.5% net revenue interest in approximately 1,571 acres of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). The Emily Hawes Field is located on a simple anticlinal closure on a down-to-the-coast normal fault within the oil and gas producing Miocene-Frio Trend. The Miocene-Frio Trend consists of hundreds of individual oil and gas fields that produce from multiple sands of Miocene and/or Frio age located in a fairway that parallels the present day Texas Gulf Coast. At the Miocene level, approximately 800 feet of structural closure is encompassed within the leased area. At Emily Hawes Field, gas production has previously been established in multiple Miocene sands between 6,190 feet and 6,450 feet. Additional Miocene sands remain to be definitively tested, but log and sidewall core analyses strongly suggest that these sands may also be productive.

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

         Management of the Company believes that of the 14 BCFG reserves proven by these three wells, only 1.8 BCFG has been produced, leaving a balance of approximately 12.2 billion cubic feet of proven gas reserves to be produced. To realize these existing proven reserves, the Company, subject to financing, plans to drill offset wells, utilizing proper completion techniques to control sand production. Management intends to utilize data derived from the new wells to subsequently drill step-out locations to efficiently and economically drain the reservoir. Management believes that nine wells will be needed to completely develop the Miocene reservoir. Future drilling will also include a well to test the oil and gas potential of multiple sands in the Frio. Management anticipates that a test well in the Frio could potentially prove 60 BCFG of recoverable reserves.

         PRESENT ACTIVITIES. As of the date of this Quarterly Report, the Company is not engaged in any drilling activity on the Emily Hawes Field. The Company has submitted initial documentation to the Texas State Railroad Commission to receive permitting to commence drilling operations. Management of the Company has been advised that receipt of a drilling permit from the Texas State Railroad Commission is valid for a limited period of time. Therefore, management has determined that the Company will not commence or meet drilling commitment dates until the Company is in receipt of sufficient funding to implement drilling operations. Management of the Company believes that such drilling operations when commenced may result in the spudding of at least one gas wellbore test.

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

         Additionally, the Company recently acquired a 100% working interest and a 77% net revenue interest in the S.J. Hooper #1 well-bore, which lies adjacent to the Baxterville Field (the "Hooper Lease"). Management of the Company believes that the Hooper Lease is a valuable addition to the Company's ongoing Baxterville Field acquisition strategy. The Hooper Lease has one shut-in well-bore and although falls below the Company's criteria for acquisition, geophysical log analysis of the well-bore indicates that there is a high probability of significant productive gas zones. Coupled with the Baxterville Field, the Hooper Lease meets Mississippi's minimum acreage spacing requirements for a gas wellbore completion and is, therefore, a key component in the Company's development of potential gas reserves in its Baxterville Field interests. Management anticipates that the estimated reserves of 54,750 BO will be exploited through the initial recompletion and secondary work and will, thereafter, perforate the gas zones to attempt a gas completion. The Company is also considering the potential to "twin" the well bore (hydrocarbons produced from two zones at the same time) once clarification pursuant to spacing requirements is received from the Mississippi State Oil and Gas Board and adequate funding is available.

         PRESENT ACTIVITIES. Management of the Company believes that the Baxterville Field represents an outstanding opportunity to develop low-risk low-cost oil and gas reserves and, as of the date of this Quarterly Report, plans a twofold development strategy to realize these reserves. Pursuant to the terms and provisions of the Baxterville Agreement, the Company plans to re-enter and re-complete the four existing shut-in well-bores (which combined have produced a total of 489,000 BO with a remaining 10 BCFG proven reserves in the existing recompletion well) and produce the remaining reserves from the existing well-bores. The Baxterville Agreement provides that the Company must further develop the property after commencing recompletion operations by meeting certain operational milestones within a set period of time. Management of the Company believes that this may enable the Company to engage upon full development of the entire acreage block through seven oil and two gas infill drilling locations to exploit the estimated 1.5 MMBO of proven undeveloped reserves. Management believes that some of these locations may be opened up as bookable proven undeveloped reserves upon the successful recompletion of each of the existing shut-in well-bores, as well as additional gas proven undeveloped reserve locations being opened up upon completion of successful infill drilling operations.

         Initial recompletion operations on the Hooper Lease were commenced on January 12, 2003 and successfully completed on January 17, 2003. A separator tank required repairs thereafter. After tank repairs were completed, the well-bore produced about 17 BOD for approximately two weeks. Secondary recompletion operations were initiated resulting in a hole in the tubing temporarily shutting in the well-bore. Management of the Company anticipates that an additional work-over will soon be undertaken on the Hooper Lease to re-establish and increase the initially experienced well-bore productivity.

         BROWN GOVERNMENT LEASE

         PRODUCTIVE WELLS AND ACREAGE. As of the date of this Quarterly Report, the Company holds a 100% working interest of a 77% net revenue interest, which will subsequently convert to a 50% working interest of an 82.5% net revenue interest, in all existing and future wells located in the Enos Creek field in Hot Springs County, Wyoming (known as the "Brown Government Lease"). The Brown Government Lease consists of 440 acres of oil and gas leases within the Enos Creek field. The Company also currently is under the terms of an agreement with the vendor of the Brown Government Lease, Coronado Oil Company, that delineates an additional 440 acres within an area of mutual interest (the "AMI"). The AMI also comprises part of the Brown Government Lease, in which the Company shall hold, upon completion of acquisition, a 100% working interest of an 80% net revenue interest, which will subsequently convert to a 75% working interest of an 82.5% net revenue interest, in existing and future wells located in the Brown Government Lease. The Brown Government Lease is located on the western flank of the Bighorn Basin and exhibits 1,000 feet of closure and encompasses approximately 800 proven acres. This asymmetric basin has produced in excess of 2 million BO of oil and more than 1 trillion CFG of natural gas. Compressional forces related to the building of the Rocky Mountains created numerous structural folds (anticlines), which subsequently filled with oil and/or gas. Within a 15-mile radius of the Brown Government Lease, twenty such anticlines are located which are oil and gas productive.

         The Brown Government Lease consists of twelve wells previously drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes. Management of the Company has been reformulating an operations agenda with the Wyoming Bureau of Land Management initially slated for re-initiation within the month of August, however, plans are underway to commence operations with the Bureau's assistance in the month of September.

         PRESENT ACTIVITIES. The Company and Sierra Gas Corporation ("SGC") have entered into a gas sales contract (the "Gas Sales Contract"), pursuant to which SGC shall gather gas from the Enos Creek property as productive capacity is brought on stream and made available for purchase. The terms of the Gas Sales Contract also provide that the Company will be paid 90% of Colorado Interstate Gas at First of Month Index Price. As of the date of this Quarterly Report, no gas sales have been made due to the relationship with the Enos Creek operations vis a vis the Brown Government Lease. Management of the Company anticipates that subject to successful well recompletions being conducted, its first gas sales in this regard may commence by approximately October 1, 2003.

         In light of consummation of the Gas Sales Contract, the Company initiated the first phase of redevelopment operations upon the Brown Government Lease, which focused exclusively upon remaining recoverable reserves within multiple gas charged sands. A workover rig was mobilized on May 1, 2003, and operations to place the #1 Brown Government wellbore back into the condition of production commenced shortly thereafter. The Company perforated three additional frontier sands, providing for over 52 feet of known productive pay within the wellbore, which the Company anticipated would produce potentially marketable quantities of natural gas, but at the date of this quarterly report, the recompletion initiative remains incomplete and is currently not producing. The Company anticipates that recompletion operations may re-commence within the next four to six weeks subject to adequate funding. Management further anticipates that if recompletion of the #1 wellbore on the Brown Government Lease is successful, the daily average natural gas production from the wellbore could approximate 500 MCF per day.

         If successful operations upon the #1 Brown Government wellbore result in marketable quantities of natural gas production, sufficient control data pertaining to the wellbore is compiled, the Company will thereafter execute plans to re-enter the wellbore and perform a fracture stimulation job to attempt an increase in daily natural gas production.

         In general, the Company anticipates that gas production may be re-established by re-working and returning to production the three existing shut-in gas wells. These wells will be evaluated relative to completion zones, completion method and production parameters. If current completed intervals are deemed depleted, management intends to then perforate and complete new zones.

         Management anticipates that the second development phase of Enos Creek Field will include the acquisition of additional leases within the AMI, subject to adequate funding availability, and the drilling of two additional wells. These wells will also target remaining recoverable reserves. Management anticipates that the third phase will include evaluation of potential reserves by utilizing existing well-bores to test the productive potential of these zones with the drilling of additional well-bores if needed. Management of the Company believes that the three existing shut-in well-bores provides for an additional
2.6 BCFG of prove undeveloped reserves, totaling estimated gross reserves in the Brown Government Lease, and including the AMI of approximately 11.8 BCFG.

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

         Subsequent negotiations have resulted in the termination of the above-noted option purchase arrangements. The 2,000,000 pre-Reverse Stock Split (100,000 post-Reverse Stock Split) shares of common stock owned by U.S. Oil & Gas are subject to a lock-up and leakage agreement dated October 16, 2002 whereunder the 2,000,000 pre-Reverse Stock Split (100,000 post-Reverse Stock Split) shares may not be sold at more than 166,667 pre-Reverse Stock Split (8,333 post-Reverse Stock Split) shares in any month, non-cumulative, beginning January 1, 2003. Subsequent agreement between the Company and U.S. Oil & Gas resulted in minor modification to the terms above that not more than 10,000 post-Reverse Stock Split shares may be sold in any month, non-cumulative.

         As of the date of this Quarterly Report, the Company's previous wholly-owned subsidiary, Oakhills, has been sold.

RESULTS OF OPERATION

NINE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO PERIOD FROM INCEPTION ENDED JUNE 30, 2002

         The Company's net losses during the nine-month period ended June 30, 2003 were approximately ($526,198) compared to a net loss of approximately ($101,103) during the period from November 15, 2001 (inception) ended June 30, 2002. During the nine-month period ended June 30, 2003 and the period from November 15, 2001 ended June 30, 2002, the Company recorded $-0- in revenue.

         During the nine-month period ended June 30, 2003, the Company recorded operating expenses of approximately $526,198 compared to $101,103 of operating expenses recorded during the period from November 15, 2001 (inception) ended June 30, 2002. During the nine-month period ended June 30, 2003, operating expenses consisted of: (i) $304,343 in general and administrative expenses compared to $33,621 in general and administrative expenses incurred during the period November 15, 2001 ended June 30, 2002; (ii) $121,500 in management fees compared to $65,000 in management fees incurred during the period November 15, 2001 ended June 30, 2002; (iii) $75,247 in professional fees compared to $2,482 in professional fees incurred during the period November 15, 2001 ended June 30, 2002; (iv) $24,274 in interest expense compared to $-0- in interest expense incurred during the period November 15, 2001 ended June 30, 2002; and (v) $834 in depreciation compared to $-0- in depreciation incurred during the period November 15, 2001 ended June 30, 2002. The increase in operating expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to the acquisition of Petrogen and subsequent consummation of the Agreement, and the exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

         Of the $304,343 incurred as general and administrative expenses during the nine-month period ended June 30, 2003, an aggregate of $60,000 was incurred by the Company due and owing to Investor Communications International, Inc. ("ICI") for services rendered by ICI to the Company including, but not limited to, financial, administrative, investor relations and oil and gas management. The Company and ICI entered into a consulting services agreement dated February 12, 2003 (the "Consulting Services Agreement"). Pursuant to the provisions of the Consulting Services Agreement: (i) ICI provided to the Company such finance and general managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the energy industry, including the oil and gas interests; and (ii) the Company would pay to ICI a fee commensurate with the services provided by ICI on a monthly basis, but not to exceed $10,000 monthly.

         During the nine-month period ended June 30, 2003, ICI also advanced an aggregate amount of $63,100 to the Company, interest in the amount of $5,692 accrued, and the Company acquired $297,752 due and owing to ICI in connection with consummation of the Share Exchange Agreement and acquisition of Petrogen. In addition, $245,500 was advanced by ICI to the Company pursuant to demand loans, which are unsecured and are without specific repayment terms. During the nine-month period ended June 30, 2003, the Company paid out $300,189 to ICI in settlement of debt.

         ICI resigned its tenure as management consultant to the Company, effective August 8, 2003. In accordance with the terms of a certain memorandum of agreement dated August 8, 2003, the Consulting Agreement has been terminated. Therefore, effective August 8, 2003, ICI no longer performs managerial, administrative or consulting services to the Company. As of the date of this Report, an aggregate of $60,000 has been incurred by the Company due and owing to ICI for services rendered by ICI to the Company. As of the date of this Report, ICI has advanced an aggregate amount of $63,100 to the Company, interest in the amount of $5,691.71 has accrued.

         As of the date of this Report, the following amounts are due and owing to ICI by the Company: (i) $21,735.85 as accounts payable; (ii) $97,788.73 as advances; (iii) approximately $5,691.71 as accrued interest on advances; (iv) $245,500.00 as demand loan; and (v) approximately $3,557.94 as accrued interest on the demand loan. All such amounts due and owing to ICI will form part of amounts due by the Company to certain various debtholders under a subordinated debenture. See "Part II. Item 1. Legal Proceedings".

         Mr. Grant Atkins, a director of the Company, is contracted by ICI and is part of the management team provided by ICI to the Company. During the nine-month period ended June 30, 2003, Mr. Atkins received an aggregate of $19,625 from ICI for services provided to the Company. The Company also owes Grant Atkins an aggregate of $15,385 plus $1,560 in accrued interest for payments personally made by Mr. Atkins on behalf of the Company. All such amounts due and owing to Grant Atkins will form part of amounts due by the Company to certain various debtholders under a subordinated debenture. See "Part
II. Item 1. Legal Proceedings".

         As discussed above, the increase in net loss during the nine-month period ended June 30, 2003 as compared to the period November 15, 2001 (inception) ended June 30, 2002 is attributable primarily to the increase in general and administrative expenses and professional fees. The Company's net loss during the nine-month period ended June 30, 2003 was ($526,198) or ($0.06) per share compared to a net loss of approximately ($101,103) or ($0.01) per share during the period November 15, 2001 ended June 30, 2002. The weighted average number of shares outstanding was 9,511,926 for the nine-month period ended June 30, 2003 compared to 7,300,000 for the period November 15, 2001 ended June 30, 2002.

THREE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2002

         The Company's net losses during the three-month period ended June 30, 2003 were approximately ($390,989) compared to a net loss of approximately ($32,848) during the three-month period ended June 30, 2002 (an increase of $358,141). During the three-month periods ended June 30, 2003 and 2002, the Company recorded $-0- in revenue.

         During the three-month period ended June 30, 2003, the Company recorded operating expenses of approximately $390,989 compared to $32,848 of operating expenses recorded in the same period for 2002. During the three-month period ended June 30, 2003, operating expenses consisted of: (i) $257,516 in general and administrative expenses compared to $11,371 in general and administrative expenses incurred during the three-month period ended June 30, 2002; (ii) $37,363 in professional fees compared to $1,977 in professional fees incurred during the three-month period ended June 30, 2002; (iii) $82,500 in management fees compared to $19,500 in management fees incurred during the three-month period ended June 30, 2002; (iv) $13,214 in interest expense compared to $-0- in interest expense incurred during the three-month period ended June 30, 2002; and
(v) $396 in depreciation compared to $-0- in depreciation incurred during the three-month period ended June 30, 2002. The increase in operating expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to the acquisition of Petrogen and subsequent consummation of the Agreement, the acquisition and reorganization and amalgamation of the Subsidiaries, and the exploration, reorganization, and development of oil and natural gas properties.

         As discussed above, the increase in net loss during the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002 is attributable primarily to the increase in operating expenses. The
Company's net loss during the three-month period ended June 30, 2003 was ($390,989) or ($0.04) per share compared to a net loss of approximately ($32,848) or ($0.00) per share during the three-month period ended June 30, 2002. The weighted average number of shares outstanding was 10,378,291 for the three-month period ended June 30, 2003 as compared to 7,300,000 for the three-month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

AS OF JUNE 30, 2003

         As of the nine-month period ended June 30, 2003, the Company's current assets were $278,666 and its current liabilities were $1,312,171, resulting in a working capital deficit of $1,033,505. As of the nine-month period ended June 30, 2003, current assets were comprised of $278,666 in cash. As of the nine-month period ended June 30, 2003, current liabilities were comprised of (i) $600,139 in demand loans payable; (ii) $263,306 in accounts payable and accrued liabilities; (iii) $359,580 due to related parties; (iv) $56,994 in debenture payable; and (v) $32,153 in notes payable.

         As of the nine-month period ended June 30, 2003, the Company's total assets were $803,569 comprised of (i) $278,666 in current assets; (ii) $518,463 in valuation of oil and gas properties (net of depletion) acquired pursuant to acquisition of the Subsidiaries; and (iii) $6,440 in furniture and equipment (net of depreciation). As of fiscal year ended September 31, 2002, the Company's total assets were $216,834 comprised of (i) $-0- in current assets; (ii) $214,646 in oil and gas properties (net of depletion); and (ii) $2,188 in furniture and equipment, net of depreciation. The increase in total assets during the nine-month period ended June 30, 2003 from fiscal year ended September 30, 2002 was primarily due to the increased valuation of the Subsidiaries' oil and gas properties and an increase in cash.

         As of the nine-month period ended March 31, 2003, the Company's total liabilities were $1,312,171 comprised of $1,312,171 in current liabilities as noted above. As of fiscal year ended September 30, 2002, the Company's total liabilities were $324,170 comprised of (i) $191,031 due to related parties; (ii) $79,100 in debenture payable; (iii) $51,859 in notes payable; and (iv) $2,180 in accounts payable and accrued liabilities. The increase in total liabilities during the nine-month period ended June 30, 2003 from fiscal year ended September 30, 2002 was due primarily to the demand loans payable and an increase in accounts payable and accrued liabilities and amounts due to related parties.

         Stockholders' deficit increased from ($107,336) for fiscal year ended September 30, 2002 to ($508,602) for the nine-month period ended June 30, 2003.

         For the nine-month period ended June 30, 2003, net cash used in operating activities was ($465,709) compared to net cash used in operating activities of ($68,255) for the period November 15, 2001 (inception) ended June 30, 2002. As noted above, the increase in net cash used in operating activities was primarily due to: (i) net loss of ($526,198) for the nine-month period ended June 30, 2003 compared to net loss of ($68,255) for the period November 15, 2001 ended June 30, 2002; (ii) accounts payable of $41,969 for the nine-month period ended June 30, 2003 compared to $-0- for the period November 15, 2001 ended June 30, 2002; and (iii) accrued interest of $17686 for the period June 30, 2003 compared to $-0- for the period November 15, 2001 ended June 30, 2002.

         The Company's cash flow used in investing activities for the nine-month period ended June 30, 2003 was ($110,279) compared to ($1,288) used in investing activities during the period November 15, 2001 ended June 30, 2002. The increase in net cash used in investing activities was primarily due to acquisition advances of $100,000 from Petrogen Corp. prior to the acquisition.

         Cash flows from financing activities was $854,654 for the nine-month period ended June 30, 2003 compared to cash flows from financing activities of $69,543 for the period November 15, 2001 ended June 30, 2002. Net cash flows from financing activities during the nine-month period ended June 30, 2003 resulted primarily from proceeds of $535,000 received from sale of common stock and $590,500 from demand loans payable.

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

         As of the date of this Quarterly Report, management of the Company believes that an estimated $2,000,000 to $5,000,000 is required over the next two years for payment of expenses associated with the ongoing oil and gas exploration, development and production operations of the Company. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from oil and gas production and to obtain advances or equity private placements from certain investors and other parties, as necessary.

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

         ICI resigned its tenure as management consultant to the Company, effective August 8, 2003. In accordance with the terms of a certain memorandum of agreement dated August 8, 2003, the Consulting Agreement has been terminated. Therefore, effective August 8, 2003, ICI no longer performs managerial, administrative or consulting services to the Company.

         As of the date of this Report, the following amounts are due and owing to ICI by the Company: (i) $21,735.85 as accounts payable; (ii) $97,788.73 as advances; (iii) approximately $5,691.71 as accrued interest on advances; (iv) $245,500.00 as demand loan; and (v) approximately $3,557.94 as accrued interest on the demand loan. All such amounts due and owing to ICI will form part of amounts due by the Company to certain various debtholders under a subordinated debenture. On or before August 18, 2003, management of the Company anticipates that the Company will issue the Subordinated Debenture. The Subordinated Debenture will: (i) bear interest at 10% per annum payable annually in arrears;
(ii) have a term of two years from the date of issuance; (iii) be subordinate to bank or lending institutional debt financing; (iv) be convertible into shares of restricted common stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) require monthly payments of $10,000 beginning December 2003. See "Part II. Item 1. Legal Proceedings".

         AMOUNTS DUE TO RELATED PARTIES

         A significant and estimated commitment for the Company for fiscal year 2003 is the amount of $317,581 due and owing to related parties generally as follows: (i) $234,822 in aggregate principal due and owing to each of Messrs. Spindler and Kerrigan resulting from consulting services provided to Petrogen during the nine-month period ended June 30, 2003 and during fiscal year ended September 30, 2002; and (ii) $7,357 in aggregate principal and accrued interest due and owing to a shareholder of the Company in connection with consummation of the Share Exchange Agreement and acquisition of Petrogen.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On approximately August 5, 2003, certain debtholders (the "Plaintiffs") of the Company initiated litigation against the Company by filing a statement of claim in the Supreme Court of British Columbia, Case No. S034268 (the "Statement of Claim"). The claims against the Company involve the prior advancements of funds made by the Plaintiffs pursuant to share purchase agreements between the Plaintiffs and the Company, respectively. On August 8, 2003, the Company and the Plaintiffs entered into a memorandum of agreement (the "Memorandum of Agreement"). Pursuant to the terms of the Memorandum of Agreement, the Company and the Plaintiffs agreed to settle the alleged claims contained in the Statement of Claim by: (i) immediate payment of $50,000 to the Plaintiffs; (ii) issuance of a subordinated debenture by the Company in the amount of $725,000 to the Plaintiffs (the "Subordinated Debenture"); and (iii) execution of release agreements at the time of issuance of the debenture.

         On or about August 18, 2003, management of the Company anticipates that the Company will issue the Subordinated Debenture. The Subordinated Debenture will: (i) bear interest at 10% per annum payable annually in arrears; (ii) have a term of two years from the date of issuance; (iii) be subordinate to bank or lending institutional debt financing; (iv) be convertible into shares of restricted common stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) require monthly payments of $10,000 beginning December 2003.

         Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) In accordance with the terms and provisions of the Stock Option Plan, and as of the date of this Quarterly Report, the Board of Directors of the Company has granted an aggregate of 2,000,000 stock options as follows: (i) 1,00,000 stock options exercisable at $0.50 per share to previous holders of stock options of Petrogen to replace stock options previously granted by Petrogen; and (ii) 1,000,000 stock options at $0.50 per share to ICI and/or
ICI's employees or consultants who, in such capacities, rendered bona fide services on behalf of the Company including, but not limited to, administrative and managerial (which shares were subject to an S-8 registration statement filed with the Securities and Exchange Commission). As of the date of this Quarterly Report, 1,000,000 stock options have been exercised at $0.50 per share for aggregate proceeds of $500,000 by employees or consultants of ICI in accordance with the terms of the respective notice and agreement of exercise of option. Management of the Company believes that such services provided by the employees or consultants of ICI on behalf of the Company did not include services which directly or indirectly promoted or maintained a market for the Company's securities nor were rendered in connection with the offer or sale of securities in a capital-raising transaction. Therefore, in connection with the exercise of such stock options, 1,000,000 shares of common stock of the Company were issued to certain employees or consultants of ICI who provided bona fide services to the Company under the Consulting Services Agreement.

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

         The Information Statement was filed with the Securities and Exchange Commission on October 17, 2002. The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten (10) or less shareholders holding of record a majority of the outstanding shares of the Company's common stock (the "Written Consent"). The matters upon which action was taken effective February 12, 2003 pursuant to the Written Consent included: (i) approval of the Share Exchange Agreement, the related conversion of any proposed loans to equity interest by the Company in Petrogen, and the resulting change in control of the Company upon the completion and consummation of the Share Exchange Agreement;
(ii) approval of an amendment to the Articles of Incorporation to effectuate a name change of the Company to "Petrogen Corp." upon the completion and consummation of the Share Exchange Agreement; (iii) approval of the sale of substantially all of the remaining assets of the Company consequent upon the completion and consummation of the Share Exchange Agreement (the proposed "Sale and Purchase"); (iv) authorization for the Board of Directors to effect a reverse stock split of one-for-twenty (the "Reverse Stock Split") of the Company's outstanding common stock; (v) approval of a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (vi) ratification of the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal years ending December 31, 2002 and December 31, 2003.

ITEM 5. OTHER INFORMATION

         No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         (a) 31.1  Section 302 Certification - CEO
         (b) 31.2  Section 302 Certification - CFO
         (c) 32.1  Section 906 Certification - CEO
         (d) 32.2  Section 906 Certification - CFO

         Reports:

         (a) Report on Form 8-K filed February 19, 2003 regarding Item 1. Changes in Control of Registrant.
         (b) Report on Form 8-K filed August 14, 2003 regarding Item 5. Other Events and FD Disclosure.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            PETROGEN CORP.



Dated: August 18, 2003                      By:  /s/  SACHA S. SPINDLER
                                            __________________________________
                                            Sacha S. Spindler
                                            President/Chief Executive Officer


Dated: August 18, 2003                      By: /s/  L. WILLIAM KERRIGAN
                                            __________________________________
                                            L. William Kerrigan
                                            Executive Vice President/Chief
                                            Financial Officer/Secretary