Form 10KSB
period 2003-09-30
PETROGEN CORP
filed 2004-01-14
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended September 30, 2003

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from January 1, 2003 to September 30, 2003

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

                             Yes   X       No
                                 _____        _____


     Check here if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending September 30, 2003): $-0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 31, 2003: $378,849.80.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of January 5, 2004

Common Stock, $.001 par value            10,613,291

INDEX

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION

ITEM 7. FINANCIAL STATEMENTS

        AUDITOR'S REPORT

        CONSOLIDATED BALANCE SHEETS

        CONSOLIDATED STATEMENTS OF OPERATIONS

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

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

ITEM 10.EXECUTIVE COMPENSATION

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. CONTROLS AND PROCEDURES

SIGNATURES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         Petrogen Corp. is a corporation organized under the laws of the State of Nevada (the "Company"). The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and on the Frankfurt and Berlin Stock Exchanges in Germany under the symbol "PTD".

         The Company was incorporated under the laws of the State of Nevada on December 3, 1997 under the name "Hadrosaurus Resources, Inc.". On January 20, 1998, the Company filed an amendment to its articles of incorporation changing its name to "Hadro Resources, Inc." On February 12, 2003, subsequent to the acquisition of Petrogen, Inc. ("Petrogen"), the Company filed an amendment to its articles of incorporation changing its name to "Petrogen Corp."

         As of the date of this Annual Report, the Company is an independent oil and gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, exploration and development of oil and natural gas properties.

CURRENT BUSINESS OPERATIONS

         The Company is an energy company specializing in the development of domestic energy. With operations based in Houston, Texas, the Company, and its wholly owned subsidiary, Petrogen , is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. Contrasting its traditional exploration and production (E&P) peers, the Company follows a lower risk exploitation approach of properties with a known history of production. The Company's core strategy is to acquire interests in proved developed reserves that couple immediate recompletion opportunities with undeveloped upside.

         The Company's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming and Emily Hawes Field in southern Texas. Since its inception, the Company has acquired interests in three properties spanning over 3,100 acres with what management estimates to be net proven reserves of approximately 31.0 billion cubic feet equivalent (Bcfe). Management also estimates there is an additional 14.0 Bcfe of net "probable" reserves that can potentially be tapped longer term with targeted exploration efforts.

         On November 15, 2002, Petrogen entered into a drilling and operating agreement with Petrogen International Inc , whereby Petrogen International was responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"). Under the terms of the Operating Agreement, the Company was required to reimburse Petrogen International for all costs incurred by Petrogen International plus an administration fee equal to 10% of the costs incurred by Petrogen International. As further consideration, Petrogen International retained a 10% carried interest in the Interests.

         The Agreement ("the Operating Agreement") was to remain in effect as long as any of the Interests covered by the Operating Agreement were to continue to be in operation. On January 7, 2004, the Company announced that Petrogen
International and the Company had agreed to amend the Operating agreement and enter into an associated assignment agreement pursuant to which: (i) Petrogen International will assign to the Company all of its assets consisting of certain oil and gas properties; (ii) Petrogen International will terminate the operating agreement pursuant to which it was the exclusive operator to all such oil and gas assets; (iii) Petrogen International will terminate a ten percent (10%) carried interest in and to such oil and gas assets, which included termination of the right to charge an administrative fee of ten percent (10%) of project costs for all development expenditures incurred; and (iv) Petrogen International will retain its equity ownership of 1,695,000 shares of the Company's restricted Common Stock. In order to avoid any potential conflict of interest, the terms and provisions of the proposed assignment agreement will not require the Company to pay any consideration to Petrogen International for assignment of the oil and gas assets or for termination of the Operating Agreement. As of the date of this Annual Report, the Company has the right to operate these and additional properties or utilize other operators at its discretion. Management of the Company believes that consummation of the assignment agreement increases the asset base of the Company by approximately 10%, reduces the developmental expenses by approximately 10%, and provides the Company access to additional development opportunities.

         Under the terms and provisions of the Operating Agreement as described above, the Company was required to reimburse Petrogen International for all costs incurred by Petrogen International plus an administration fee equal to 10% of the costs incurred by Petrogen International. As of the date of this Annual Report, the Operating Agreement has been amended. However, during fiscal year ended September 30, 2003, $156,315 was incurred to Petrogen International and $77,756 was due and owing to Petrogen International pursuant to the terms and provisions of the Operating Agreement. As of the date of this Annual Report, these amounts remain due and owing by the Company to Petrogen International.

         As of the date of this Annual Report, management of the Company estimates that the Company has acquired net reserves of approximately 31.0 billion cubic feet gas equivalent("BCFGE") of proven developed non-producing ("PDNP") and proven undeveloped ("PUD") reserves. Management of the Company believes that additional probable reserves may be estimated at 14 BCFGE. The Company's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming and Emily Hawes Field in southern Texas. It is anticipated that the Company's ongoing efforts, subject to adequate funding being available, will continue to be focused upon placing shut-in gas wells located on its properties in the states of Mississippi and Wyoming back into production, and to thereafter implement additional development operations on these same properties with the commencement of drilling new wells into proven undeveloped reserves. The Company plans to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunity for the Company and its shareholders over the immediate, near and long term.

OIL AND GAS PROPERTIES

         As of the date of this Annual Report, the Company has not reported or filed any reserve estimates with any Federal agencies, and has plans to commence limited production from certain properties. As of the date of this Annual Report, the Company does not maintain any developed acreage. The Company maintains approximately an aggregate of 11,691 gross undeveloped acreage and 8,749 net undeveloped acreage pursuant to leases and/or concessions as discussed below. The following is a description of the Company's oil and gas operations.

         EMILY HAWES FIELD PROJECT

         PRODUCTIVE WELLS AND ACREAGE. The Company holds a 95% working interest and a 77.5% net revenue interest in approximately 1,571 gross (1,156.65 net) undeveloped acreage of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). In consideration therefore, the Company issued a floating charge debenture in the amount of $75,000.00 and certain notes payable totaling $47,145 to certain lessees. As of fiscal year ended September 30, 2003, the notes aggregating $47,145 have been paid in full. The oil and gas leases relating to the Emily Hawes Field will terminate by October 31, 2004 unless held by production which, in such event, the leases will continue indefinitely. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments".

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

         As of the date of this Annual Report, the Emily Hawes Field had previously been developed by the drilling of three gas wells. Although exhibiting excellent reservoir and production characteristics, a gravel pack completion was not employed and, therefore, sand production forced the premature abandonment of these wells. The same anticlinal structure responsible for the Miocene gas production at the Emily Hawes Field is also recognized at the Frio level.

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

         BAXTERVILLE FIELD

         PRODUCTIVE WELLS AND ACREAGE. Pursuant to an agreement between Petrogen and US Gas Systems Corp. (the "Baxterville Agreement"), the Company holds a 75% working interest and a 75% net revenue interest in all oil production and a 50% working interest and a 75% net revenue interest on all gas development in approximately 680 gross (513 net) undeveloped acreage of oil and gas leases located in LaMar County and Marion County, Mississippi (the "Baxterville Field"). Pursuant to the terms and provisions of the Baxterville Agreement, the Petrogen agreed to recomplete four existing well-bores and further develop additional infill drilling opportunities and proven undeveloped oil and gas reserves located on the Baxterville Field. The oil and gas leases relating to the Baxterville Field may terminate in the event that certain performance criteria are not adhered to or complied with by the Company. Such oil and gas leases are "farm-in" style agreements, which provide for certain performance criteria that is being met and currently subject to re-negotiation by the Company.

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

         PRESENT ACTIVITIES. As of the date of this Annual Report, there are four existing shut-in well-bores located on the Baxterville Field. The Company has been developing operations at the Baxterville Field throughout the summer months of 2003. To date, the Company has recompleted one wellbore and anticipates that it will commence production from the wellbore immediately after hooking up all relevant surface equipment. Management believes that these four well-bores have produced a total of 489,000 BO and 11 BCFG. Management believes that combined, the four well-bores represent a total of eight re-completion opportunities with an estimated 403,000 BO and 11.25 BCFG of proven developed non-producing reserves and 1.5 MMBO of proven undeveloped reserves.

         S. J. HOOPER #1. Additionally, the Company recently acquired a 100% working interest and a 77% net revenue interest in the S.J. Hooper #1 well-bore, which lies adjacent to the Baxterville Field (the "Hooper Lease"). Management of the Company believes that the Hooper Lease is a valuable addition to the Company's ongoing Baxterville Field acquisition strategy. The Hooper Lease has one shut-in well-bore and although falls below the Company's criteria for acquisition, geophysical log analysis of the well-bore indicates that there is a high probability of significant productive gas zones. Coupled with the Baxterville Field, the Hooper Lease meets Mississippi's minimum acreage spacing requirements for a gas wellbore completion and is, therefore, a key component in the Company's development of potential gas reserves in its Baxterville Field interests. Management anticipates that the estimated reserves of 54,750 BO will be exploited through the initial recompletion and secondary work and will, thereafter, perforate the gas zones to attempt a gas completion. The Company is also considering the potential to "twin" the well bore (hydrocarbons produced from two zones at the same time) once clarification pursuant to spacing requirements is received from the Mississippi State Oil and Gas Board and adequate funding is available.


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

         Initial recompletion operations on the Hooper Lease were commenced on January 12, 2003 and successfully completed on January 17, 2003. A separator tank required repairs thereafter. After tank repairs were completed, the well-bore produced about 17 BOD for approximately two weeks. Secondary recompletion operations were initiated resulting in a hole in the tubing temporarily shutting in the well-bore. Management of the Company anticipates that an additional work-over will soon be undertaken on the Hooper Lease to re-establish and increase the initially experienced well-bore productivity, after which time sufficient production data will have been gathered for interpretation by the Company providing insight as to which specific work-over treatments will result in the most increase in daily production from the well-bore.

         BROWN GOVERNMENT LEASE

         PRODUCTIVE WELLS AND ACREAGE. As of the date of this Annual Report, the Company holds a 100% working interest and a 77.5% net revenue interest in all existing and future wells located on approximately 440 gross (330 net) undeveloped acreage in the Enos Creek field in Hot Springs County, Wyoming (known as the "Brown Government Lease"). Pursuant to the terms and provisions of the Brown Government Lease: (i) the Company will pay to Coronado Oil Company 50% of its production income net of royalties to a maximum of $75,000; and (ii) Coronado Oil Company has the right to back-in to a 50% working interest at the time when the Company completes its development operations and recoups all of its expenses related to those developments and Coronado Oil Company forfeits its 5% overriding royalty interest. The oil and gas leases relating to the Brown Government Lease will continue in existence subject to the Wyoming Bureau of Land Management.

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

         The Brown Government Lease consists of twelve wells previously drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes. Management of the Company reformulated an operations agenda with the Wyoming Bureau of Land Management, which was initially slated for re-initiation within the month of August 2003. However, as of the date of this Annual Report, plans are underway to commence operations with the Bureau's assistance for first quarter 2004.

         PRESENT ACTIVITIES. The Company and Sierra Gas Corporation ("SGC") have entered into a gas sales contract (the "Gas Sales Contract"), pursuant to which SGC shall gather gas from the Enos Creek property as productive capacity is brought on stream and made available for purchase. The terms of the Gas Sales Contract also provide that the Company will be paid 90% of Colorado Interstate Gas at First of Month Index Price. As of the date of this Annual Report, no gas sales have been made due to the relationship with the Enos Creek operations vis a vis the Brown Government Lease. Management of the Company anticipates that subject to successful well recompletions being conducted, its first gas sales in this regard may commence by approximately first quarter 2004.

         In light of consummation of the Gas Sales Contract, the Company has initiated the first phase of redevelopment operations for the Brown Government Lease, which will focus exclusively upon remaining recoverable reserves within multiple gas charged sands. A workover rig was mobilized on May 1, 2003, and operations to place the #1 wellbore back into the condition of production commenced shortly thereafter. The Company perforated three additional frontier sands, providing for over 52 feet of known productive pay within the wellbore, which the Company anticipated would produce potentially marketable quantities of natural gas, but at the date of this Annual Report, the recompletion initiative remains incomplete and is currently not producing. The Company anticipates that recompletion operations may re-commence within the next four to six weeks subject to adequate funding. Management further anticipates that if recompletion of the #1 wellbore on the Brown Government Lease is successful, the daily average natural gas production from the wellbore could approximate 500 MCF per day.

         If successful operations upon the #1 Brown Government Lease wellbore result in marketable quantities of natural gas production and sufficient control data pertaining to the wellbore is compiled, the Company will thereafter execute plans to re-enter the wellbore and perform a fracture stimulation job to attempt an increase in daily natural gas production. In general, the Company anticipates that gas production may be re-established by re-working and returning to production the three existing shut-in gas wells. These wells will be evaluated relative to completion zones, completion method and production parameters. If current completed intervals are deemed depleted, management intends to then perforate and complete new zones.

         Management anticipates that the second development phase of Enos Creek Field will include the acquisition of additional leases within the AMI, subject to adequate funding availability, and the drilling of two additional wells. These wells will also target remaining recoverable reserves. Management anticipates that the third phase will include evaluation of potential reserves by utilizing existing well-bores to test the productive potential of these zones with the drilling of additional well-bores if needed. Management of the Company believes that the three existing shut-in well-bores provides for an additional
2.6 BCFG of proven undeveloped reserves, totaling estimated gross reserves in the Brown Government Lease, including the AMI, of approximately 11.8 BCFG.

         ADAMS RANCH

         PRODUCTIVE WELLS AND ACREAGE. As of the date of this Annual Report, the Company holds the rights to develop a 75% net revenue interest in all reserves produced from gas wells drilled by Petrogen located on approximately 9,000 gross (6,750 net) of undeveloped acreage on the Adams Ranch prospect in Crockett County, Texas (the "Adams Ranch Property"). The terms and provisions of the formal contractual arrangements are currently being formalized by the Company.

         Management of the Company estimates that the Adams Ranch Property represents a potential natural gas resource base of 42.8 BCF associated with the Canyon, Strawn and Ellenberger formations located in the Permian Basin. The Permian Basin is considered to be one of the most prolific oil and gas producing regions within the United States, and is flanked on all four sides by significant oil and gas production and infrastructure. Historically, the Canyon sand formation has provided approximately 0.3 BCF on average per wellbore, the Strawn formation has provided approximately 1.5 BCF on average per wellbore, and the Ellenberger formation has provided approximately 5.0 BCF on average per wellbore.

         PRESENT ACTIVITIES. Pursuant to the Assignment Agreement, Petrogen International assigned to the Company all of its right, title and interest in and to a farm-in agreement entered into with Adams Fee Properties, Inc. (the "Farm-In Agreement"), relating to the 9,000 acre Adams Ranch prospect located in Crockett County, Texas (the "Adams Ranch Property"). Pursuant to the terms and provisions of the Assignment Agreement, in the event the Company files for bankruptcy, becomes insolvent and/or is placed into receivership, or, is unable to perform its duties and obligations under the Farm-In Agreement, such right, title and interest in and to the Farm-In Agreement as assigned to the Company by Petrogen International will revert back to Petrogen International. Pursuant to the terms and provisions of the Farm-In Agreement: (i) the Company has the right to conduct a series of earn-in development initiatives to fully develop the Adams Ranch Property containing an estimated potential natural gas resource base of 42.8 BCF; and (ii) the Company holds a net revenue interest of 75% in the reserves.

         As of the date of this Annual Report, the Company has not commenced development or re-stimulation initiatives on the Adams Ranch Property, but intends to commence such initiatives during first quarter 2004. Management of the Company believes that the Adams Ranch Property represents the opportunity to develop twenty-four Canyon sand PUD wellbore locations and eight commingled Strawn and Ellenberger PUD wellbore locations, as well as the future opportunity to develop an additional seventy-two Canyon PUD locations. In addition to providing substantial long-term growth potential, there are currently seventeen wellbores in various stages of production that management of the Company intends to re-stimulate to establish an initial base of production.

         MATAGORDA ISLAND PIPELINE

         Petrogen International and Timothy Roche ("Roche") entered into a lease assignment agreement dated March 10, 2003 (the "Lease Agreement"). Pursuant to the terms and provisions of the Lease Agreement: (i) Petrogen International leased from Roche a certain natural gas transmission pipeline located on Matagorda Island, Texas; and (ii) Petrogen International advanced the sum of $3,000.00 to Roche as a partial payment towards an aggregate debt due and owing to Roche under the terms of a promissory note entered into between the Company and Roche on May 22, 2002. As discussed above, pursuant to the Assignment
Agreement, Petrogen International has assigned all of its right, title and interest in the Lease Agreement to the Company.

PRIOR BUSINESS OPERATIONS

ACQUISITION OF PETROGEN INC.

         SHARE EXCHANGE AGREEMENT

         On October 11, 2002 and effective February 12, 2003, Hadro Resources, Inc. (now known as Petrogen Corp.), Petrogen, Inc. ("Petrogen") and the shareholders of Petrogen (the "Petrogen Shareholders") entered into a share exchange agreement (the "Share Exchange Agreement"). Pursuant to the terms of the Share Exchange Agreement, the Company acquired from the Petrogen Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Petrogen.

         Pursuant to the terms of the Share Exchange Agreement, and as of the date of this Annual Report, the Company: (i) issued 7,000,000 post-Reverse Stock Split shares of its restricted common stock to the Petrogen Shareholders in proportion to their respective holdings in Petrogen; (ii) granted an aggregate of 2,000,000 stock options as follows (a) 1,000,000 stock options exercisable at $0.50 per share to previous holders of stock options of Petrogen to replace stock options previously granted by Petrogen, and (b) 1,000,000 stock options exercisable at $0.50 per share to Investor Communications International Inc. and/or its employees or consultants; (iii) granted an aggregate of 167,189 post-Reverse Stock Split common stock purchase warrants to replace all common stock purchase warrants then outstanding in Petrogen pursuant to which the holder thereof has the right to convert such warrant into shares of restricted common stock on a one-to-one basis as follows: (a) 23,715 warrants exercisable at the rate of $1.20 per share expiring December 18, 2003, (b) 23,715 warrants exercisable at the rate of $1.20 per share expiring December 20, 2003, (c) 14,822 warrants exercisable at the rate of $0.40 per share expiring October 29, 2004, (d) 11,857 warrants exercisable at the rate of $0.50 per share until June 22, 2003 and thereafter at the rate of $0.80 per share expiring on June 22, 2004, (e) 18,972 warrants exercisable at the rate of $0.50 per share until August 9, 2003 and thereafter at the rate of $0.80 per share expiring August 9, 2004, (f) 59,286 warrants exercisable at the rate of $0.40 per share expiring November 13, 2004, and (g) 14,822 warrants exercisable at the rate of $0.40 per share expiring November 14, 2004; and (iv) issued 300,000 post-Reverse Stock Split shares of its restricted common stock as a finder's fee.

         As of the date of this Annual Report, the 23,715 warrants exercisable at the rate of $1.20 per share expired on December 18, 2003, were not exercised by the holders thereof, and are deemed terminated and void. As of the date of this Annual Report, the 23,715 warrants exercisable at the rate of $1.20 per share expired on December 20, 2003, were not exercised by the holders thereof, and are deemed terminated and void.

         In accordance with the terms of the Share Exchange Agreement: (i) Petrogen is a wholly-owned subsidiary of the Company; (ii) the Company changed its name to "Petrogen Corp." and its trading symbol; (iii) the Company sold substantially all of its remaining assets consequent upon the consummation of the Share Exchange Agreement and disposed of its wholly-owned subsidiary, Oakhills Energy, Inc.; and (iv) the Company adopted and implemented a stock option plan for key personnel of the Company, which was approved by the shareholders of the Company. See "Item 4. Submission of Matters to a Vote of Security Holders" and Item 5. Market for Common Equity and related Stockholder Matters."

         VOLUNTARY POOLING AGREEMENT

         Pursuant to the terms and provisions of the Share Exchange Agreement, the Company and the Petrogen Shareholders, representing up to an aggregate of 7,000,000 shares of common stock (collectively, the "Pooled Shares"), entered into a voluntary pooling agreement dated February 12, 2003 (the "Pooling Agreement"). The Company and Petrogen desired to provide for and maintain an orderly trading market and stable price for the Company's shares of Common Stock. Therefore, pursuant to the terms and provisions of the Pooling Agreement, the Pooled Shares shall not be traded and will become available for trading and release and sale in the following manner: (i) an initial ten percent (10%) of the Pooled Shares will be released to the pooled shareholders on the date which is one calendar year from the closing date of the Agreement (the "First Release Date"); and (ii) a further ten percent (10%) will be released to the pooled shareholders on each of the dates which are every three (3) calendar months from the First Release Date in accordance with each pooled shareholder's respective shareholdings.

         As of the date of this Annual Report, the Pooling Agreement has been terminated in accordance with its terms and provisions. Such terms and provisions provided that the Pooling Agreement may not be challenged without the prior written consent of at least such number of Pooled Shareholders who hold, from time to time during the pool term, not less than three-quarters (3/4's) of the Pooled Shares remaining in the pool.

         LOAN AGREEMENT

         As a condition to entering into and in accordance with the Share Exchange Agreement, the Company agreed to advance to Petrogen the aggregate principal sum of not less than $250,000 within five (5) business days of raising a minimum of $250,000. During fiscal year ended September 30, 2003, the Company advanced an aggregate sum of $600,000 to Petrogen. In accordance with the loan made to Petrogen, the principal sum loan amount bears interest accruing at the rate of ten percent (10%) per annum, and is secured pursuant to a senior fixed and floating charge on all of the assets of Petrogen (the "Loan Agreement"). As a result of consummation of the Share Exchange Agreement, the loan became an intercompany account between parent and subsidiary.

         PURCHASE AND SALE AGREEMENT

         Pursuant to the terms of the Share Exchange Agreement, the Company authorized the sale of substantially all of the assets of the Company, which primarily included the sale of its wholly-owned subsidiary Oakhills Energy Inc. ("Oakhills"). On February 12, 2003, the Company, Oakhills and Newport Capital
Corporation, a Belize corporation carrying on business in London, England ("Newport"), entered into a purchase and sale agreement (the "Purchase and Sale Agreement"). Pursuant to the terms and provisions of the Purchase and Sale
Agreement: (i) the Company sold and transferred to Newport all of the capital stock of Oakhills held by the Company; (ii) the Company conveyed to Newport the Company's then interest in four wells owned by Oakhills, subject to certain assignments currently in place with The Bank N.A. of Oklahoma; and (iii) Newport acknowledged the existence of certain liabilities of Oakhills in the approximate amount of $638,848.

         During fiscal year 2001, Oakhills arranged for a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. The proceeds of the term loan were used to repay certain outstanding debts to creditors, including $219,838 owed to a private company controlled by a previous director and officer of Oakhills for production services and equipment rentals, and to retire all previous outstanding bank loans. As of December 31, 2002, the term loan was in default as Oakhills was in two months arrears in principal payments of $25,000 and interest of $6,265. Upon the sale of Oakhills, the loan was brought current by Newport. and Newport agreed to indemnify the Company against any losses arising from the Company's loan guarantee. It is management's position that in accordance with the terms and provisions of the Share Exchange Agreement, such debt is not a liability of the Company, that the Company is not responsible for any re-payment, and that the Company is fully indemnified from any potential liability associated with such debt.

EMPLOYEES

         As of the date of this Annual Report, the Company does not employ any persons on a full-time or on a part-time basis. The Company's President is primarily responsible for all day-to-day operations of the Company. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek employees as necessary in the best interests of the Company. The following lists and describes certain services performed for the Company by consultants. See "Item
10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions."

         MANAGEMENT CONSULTING SERVICES AGREEMENT

         The Company and Neville Henry, the President of the Company, entered into a management consulting services agreement dated November 18th 2003 and effective January 1st, 2004 (the "Henry Consulting Agreement"). Pursuant to the terms and provisions of the Henry Consulting Agreement, Mr. Henry has agreed to provide operational, managerial and consulting services to the Company consistent with his position as President of the Company. Pursuant to further terms and provisions of the Henry Consulting Agreement, the Company shall: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), provided that only $7,500.00 of the Fee shall actually be paid by the Company to Mr. Henry from the effective date up to and including January 2004 and thereafter only $10,000.00 of the Fee shall actually be paid monthly by the Company to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as the Company is in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimburse certain expenses.

         MANAGEMENT SERVICES AGREEMENT

         The Company and Timothy Roche ("Roche") entered into a management services agreement dated March 10, 2003 (the "Management Services Agreement"). Pursuant to the terms and provisions of the Management Services Agreement: (i) Roche will provide quality land man services to the Company specializing in oil and gas property acquisition opportunities throughout the Texas Gulf Coast region; and (ii) the Company will grant to Roche 25,000 Stock Options at an exercise price of $0.50 per share.

         CONSULTING SERVICES AGREEMENT

         Pursuant to the terms and provisions of the Share Exchange Agreement, the Company and Investor Communications International, Inc., a Washington corporation ("ICI") entered into a consulting services agreement dated February 12, 2003 (the "Consulting Services Agreement"). Pursuant to the provisions of the Consulting Services Agreement: (i) ICI provided to the Company such finance and general managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the energy industry, including the oil and gas interest; and (ii) the Company paid to ICI a fee commensurate with the services provided by ICI on a monthly basis, but not to exceed $10,000.00 monthly.

         Effective August 8, 2003, ICI resigned its tenure as management consultant to the Company. In accordance with the terms of a certain memorandum of agreement dated August 8, 2003, the Consulting Services Agreement was terminated. Therefore, effective August 8, 2003, ICI no longer performs managerial, administrative or consulting services for the Company and an aggregate amount of $60,000 had been incurred by the Company for such services rendered by ICI to the Company.

         As of August 18, 2003, the following amounts were due and owing to ICI and affiliate parties by the Company: (i) $21,736 as accounts payable; (ii) $104,789 as advances; (iii)$6,784 as accrued interest on advances; (iv) $590,500 as demand loans; and (v) 17,566 as accrued interest on the demand loans. Mr. Grant Atkins, a prior director of the Company, was contracted by ICI and was part of the management team provided by ICI to the Company. During fiscal year ended September 30, 2003, Mr. Atkins received an aggregate of $19,625 from ICI for services provided to the Company. As of August 18, 2003, the Company also owed Mr. Atkins an aggregate of $15,385 plus $1,767 in accrued interest for payments personally made by Mr. Atkins on behalf of the Company. All such amounts due and owing to ICI, affiliate parties and Mr. Atkins formed part of amounts due by the Company to certain various debtholders under a subordinated debenture. See "Item 3. Legal Proceedings", "Item 5. Market for Common Equity and Related Stockholder Matters", "Item 6, Management's Discussion and Analysis or Plan of Operation" and "Item 10, Executive Compensation."

RISK FACTORS

OIL AND GAS PRICES ARE VOLATILE

         Management of the Company expects that markets for oil and gas will continue to be volatile. Any substantial or extended decline in the price of oil or gas would negatively affect the financial condition and results of operation of the Company. The Company's potential revenues, operating results, profitability, and future rate of growth depend heavily on prevailing market prices for oil and gas. A material decline could reduce potential cash flow and borrowing capacity, as well as the value and amount of reserves. Various factors beyond the Company's control can affect prices of oil and gas. These external factors and the volatile nature of the energy markets make it difficult to estimate future commodity prices.

INADEQUATE CAPITAL TO FINANCE OPERATIONS

         If the Company is unable to realize revenues and could not obtain capital through financings or otherwise, the Company's ability to execute its development plans and achieve production levels could be greatly limited. Current development plans require the Company to make capital expenditures for the exploration and development of the oil and natural gas properties. Historically, the Company has funded its business operations through the issuance of equity and short-term financing arrangements. Additional financing may not be available to the Company on acceptable terms. Future cash flows and the availability of financing will be subject to a number of variables, including potential production and the prices of oil and natural gas. Issuing equity securities to satisfy the Company's financing requirements could case substantial dilution to existing shareholders. In addition, debt financing could lead to a diversion of cash flow to satisfy debt servicing obligations and create restrictions on business operations.

ESTIMATES OF OIL AND GAS RESERVES ARE NOT PRECISE

         The Company's future reports may contain estimates of proved oil and gas reserves and the estimated future net revenues from such reserves. Actual results will likely vary from amounts estimated, and any significant variance could have a material adverse effect on the Company's future results of operation.

         Reserve estimates are based upon various assumptions, including assumptions required by the Securities and Exchange Commission rules and regulations relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are not precise. However, the likelihood of recovery of these reserves is considerably more likely than not.

         Actual future production, oil and gas prices, revenues, taxed, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from those estimates. Any significant variance could materially affect the estimated quantities and present value of such reserves as disclosed by the Company. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control.

GEOGRAPHICAL AND REGIONAL RISKS

         As a result of the Company's recent acquisition of Petrogen, the Company's working interests are primarily located in the State of Oklahoma. The prices to be received by the Company for the natural gas production from these properties will be determined mainly by factors affecting the regional supply of and demand for natural gas. Based on studies, regional differences could cause published indices used generally to establish the price received for natural gas production in the United States to be higher than the market price to be received by the Company for natural gas produced from its properties. Reduced regional seasonal demand and inadequate pipeline transportation capacity linking the Company's production in this area to consuming regions are principal factors contributing to these price differentials. Continued volatility is expected to affect the future price to be received for natural gas produced from these properties.

ACQUISITION ACTIVITIES MAY NOT BE SUCCESSFUL

         As part of the Company's growth strategy, additional acquisitions may be made of properties. Such acquisitions may pose substantial risks to the Company's business, financial condition and results of operations. In pursuing acquisitions, the Company competes with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if future acquisitions are completed, the following are some of the associated risks: (i) some of the properties may not produce revenues at anticipated levels; (ii) the Company may not be able to integrate acquired properties successfully which could result in substantial costs and delays or other operational, technical or financial problems; (iii) acquisitions could disrupt ongoing business operations, divert resources and make it difficult to maintain current business standards and procedures; (iv) future acquisitions may be financed by issuing common stock for some or all of the expenses, which could dilute the ownership interests of the Company's shareholders; and (v) additional debt may be incurred related to future acquisitions.

COMPETITION

         The Company operates in a highly competitive industry. It competes with major oil companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world along with the equipment, labor and materials required to operate properties. Many of the Company's competitors have financial and technological resources vastly exceeding those available to the Company. Many oil and gas properties and or leases or concessions are available in a competitive bidding process in which the Company may lack technological information or expertise available to other bidders. Therefore, the Company may not be successful in acquiring and developing profitable properties in the face of this competition.

FINANCIAL RISKS OF OIL AND GAS EXPLORATION

         The business of exploring for and developing oil and gas properties is an activity that involves a high degree of business and financial risk. Exploration and development decisions generally are based on various assumptions and subjective judgments that are speculative. It is impossible to predict accurately the ultimate production potential, if any, of a particular property or well. Moreover, the successful completion of an oil or gas well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomic or marginally economic.

OPERATING RISKS AND ENVIRONMENTAL HAZARDS

         The oil and natural gas business involves operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could cause the Company a substantial loss.

EXPLORATORY AND DEVELOPMENT DRILLING ACTIVITIES MAY NOT BE SUCCESSFUL

         The Company's future drilling activities may not be successful, and our management cannot be sure that the Company's overall drilling success rate or drilling success rate for activity within a particular area will not decline. In addition, the wells that the Company may not recover all or any portion of the Company's capital investment in the wells or the underlying leaseholds. The Company is currently in the early stages of various exploration projects and can offer no assurance that the development of these projects will occur as scheduled or that actual results will be in line with initial estimates. Unsuccessful drilling activities could negatively affect the Company's results of operations and financial condition. The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment. In addition, the Company may not be able to obtain any lease rights in potential drilling locations that the Company identifies. There is no guarantee that the potential drilling locations that the Company has or will identify will ever produce natural gas or oil.

FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS

         Federal, state and local authorities extensively regulate the oil and gas industry. The overall regulatory burden on the industry increases the cost of doing business and, in turn, decreases profitability. Regulations affect various aspects of oil and gas drilling and production activities, including the pricing and marketing of oil and gas production, the drilling of wells (through permit and bonding requirements), the positioning of wells, the sharing of markets, production limitations, plugging and abandonment and restoration. These laws and regulations are under constant review for amendment or expansion.

         The Company's business operations are also subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. The Company could be forced to expend significant resources to comply with new laws or regulations or changes to current requirements. Federal, state and local environmental agencies have relatively little experience with the regulation of coal bed methane operations, which are technologically different from conventional oil and gas operations.

This inexperience has created uncertainty regarding how these agencies will interpret air, water and waste requirements and other regulations to coal bed methane drilling, fracture stimulation methods, production and water disposal operations. The Company may be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between federal, state and local agencies.

DEPENDENCE ON TRANSPORTATION FACILITIES OWNED BY OTHERS

         The marketability of the Company's gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties, and changes in contractual arrangements with these third parties could materially affect the Company's operations. In addition, federal and state regulation of gas and oil production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, and general economic conditions could adversely affect the Company's ability to transport its natural gas. Moreover, gas transportation contract may require the Company to transport minimum volumes of natural gas. If the Company should ship smaller volumes, the Company may be liable for the shortfall. Unforeseen events, including production problems or substantial decreases in the price or demand for natural gas, could cause the Company to ship less than the required volumes, resulting in losses on these contracts.

DEPENDENCE ON KEY PERSONNEL

         The Company's success depends on the continued services of its executive officers and directors. The Company's key personnel include Neville M. Henry, its President, Sacha Spindler, its Chief Executive Officer and a director, William Kerrigan, its Treasurer, Chief Financial Officer and a director and Timothy Russell, a director. Loss of the services of any of these people could result in financial losses and interruptions in operations.


ITEM 2. DESCRIPTION OF PROPERTIES

OIL AND GAS PROPERTIES

         The Company is an independent oil and gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, exploration and development of oil and natural gas properties as described above.

OFFICE LOCATION

         Except as described above regarding the oil and gas properties, the Company does not own any other real estate or property. The Company leases office space and its offices are located at 3200 Southwest Freeway, Suite 3300, Houston, Texas 77027.


ITEM 3. LEGAL PROCEEDINGS

         On approximately August 5, 2003, certain debtholders (the "Plaintiffs") of the Company initiated litigation against the Company by filing a statement of claim in the Supreme Court of British Columbia, Case No. S034268 (the "Statement of Claim"). The claims against the Company involved the prior advancements of funds made by the Plaintiffs pursuant to share purchase agreements between the

Plaintiffs and the Company, respectively. On August 8, 2003, the Company and the Plaintiffs entered into a memorandum of agreement (the "Memorandum of Agreement"). Pursuant to the terms of the Memorandum of Agreement, the Company and the Plaintiffs agreed to settle the alleged claims contained in the Statement of Claim by: (i) immediate payment of $50,000 to the Plaintiffs; (ii) issuance of a subordinated debenture by the Company in the amount of $723,673 to the Plaintiffs (the "Subordinated Debenture"); and (iii) execution of release agreements at the time of issuance of the debenture.

         On approximately August 18, 2003, the Company issued the Subordinated Debenture. The Subordinated Debenture: (i) bears interest at 10% per annum payable annually in arrears; (ii) has a term of two years from the date of issuance; (iii) is subordinate to bank or lending institutional debt financing;
(iv) is convertible into shares of restricted Common Stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) requires monthly payments of $10,000 beginning December 2003. As of the date of this Annual Report, the Company has paid $10,000 for each of the month of December 2003 and January 2004.

         Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this Annual Report, no director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.


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

         The Information Statement was filed with the Securities and Exchange Commission on October 17, 2002 and amended December 16, 2002. The Information Statement was circulated to the shareholders of the Company in connection with the taking of corporate action without a meeting upon the written consent of ten
(10) or less shareholders holding of record a majority of the outstanding shares of the Company's Common Stock (the "Written Consent"). As of November 30, 2002 (the "Record Date"), there were 22,431,693 shares of the Company's Common Stock issued and outstanding. The names of the shareholders who signed the Written Consent and their respective equity ownership of the Company were: (i) TriStar Financial Services, Inc. ("TriStar") holding of record 6,015,211 shares of Common Stock (26.82%); (ii) Investor Communications International, Inc. ("ICI") holding of record 5,787,517 shares of Common Stock (25.80%); and (iii) Alexander
W. Cox holding of record 2,177,300 shares of Common Stock (9.71%).

         The matters upon which action was taken effective February 12, 2003 pursuant to the Written Consent included: (i) approval of the Share Exchange Agreement, the related conversion of any proposed loans to equity interest by the Company in Petrogen, and the resulting change in control of the Company upon the completion and consummation of the Share Exchange Agreement; (ii) approval of an amendment to the Articles of Incorporation to effectuate a name change of the Company to "Petrogen Corp." upon completion and consummation of the Share
Exchange Agreement; (iii) approval of the sale of substantially all of the remaining assets of the Company consequent upon completion and consummation of the Share Exchange Agreement; (iv) authorization for the Board of Directors to effect a reverse stock split of one-for-twenty (the "Reverse Stock Split") of the Company's outstanding common stock, depending upon a determination by the Board of Directors that a Reverse Stock Split was in the best interests of the Company and its shareholders; (v) approval of a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (vi) ratification of the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal year ending December 31, 2002.


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

                                         FISCAL YEARS ENDED
                           ______________________________________________
                           SEPTEMBER 30, 2003          DECEMBER 31, 2002
                           ______________________________________________
                           HIGH BID    LOW BID        HIGH BID    LOW BID
                           ______________________________________________

First Quarter               $0.50       $0.30          $2.09       $1.08
Second Quarter              $0.44       $0.16*         $2.00       $0.13
Third Quarter               $0.22       $0.15*         $0.35       $0.12
Fourth Quarter              $0.29       $0.15*         $0.42       $0.06

         *Due to the change in fiscal year end from December 31st to September 30th, these figures represent high and low sale prices for the first quarter ended March 31, 2003, the third quarter ended June 30, 2003 and fiscal year ended September 30, 2003.

HOLDERS

         As of January 6, 2004, the Company had approximately 272 shareholders of record.

DIVIDENDS

     No dividends have ever been declared by the Board of Directors of the Company on its Common Stock. The Company's previous losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its Common Stock in the foreseeable future.

REVERSE STOCK SPLIT

         In conjunction with consummation of the Share Exchange Agreement, the Board of Directors of the Company and the shareholders pursuant to the Written Consent, authorized and approved a reverse stock split of one-for-twenty of the Company's issued and outstanding shares of Common Stock (the "Reverse Stock Split"). The Reverse Stock Split was effectuated by the Board based on market conditions. The intent of the Reverse Stock Split is to increase the marketability and liquidity of the Company's Common Stock.

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

     The Reverse Stock Split was effectuated on February 12, 2003 (the "Effective Date") upon filing the appropriate documentation with NASDAQ. The Reverse Stock Split reduced the Company's issued and outstanding shares of Common Stock from 22,431,693 to 1,121,585 shares of Common Stock. The Common Stock will continue to be $0.001 par value.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

STOCK OPTION PLAN

         On October 9, 2002, the Board of Directors of the Company unanimously approved and adopted a stock option plan (the "Stock Option Plan"), which was approved by the shareholders of the Company pursuant to the Written Consent. The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

         The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of common stock of the Company, not to presently exceed 10,000,000 shares (as amended) of Common Stock as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

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

         Pursuant to the terms and provisions of the Share Exchange Agreement, the Company caused to be filed with the Securities and Exchange Commission on February 21, 2003 a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering Stock Options under the Stock Option Plan in the amount of 2,000,000 shares at $0.50 per share.

         AMENDMENTS TO STOCK OPTION PLAN

         Subsequently, on April 13, 2003, the Board of Directors of the Company ratified, approved and confirmed the adoption of an amendment to the Stock Option Plan, which provided for the grant of up to 3,000,000 shares of Common Stock.

         Subsequently, on September 10, 2003, the Board of Directors of the Company ratified, approved and confirmed the adoption of an amendment to the Stock Option Plan, which provided for the grant of up to 5,000,000 shares of Common Stock. On September 12, 2003, the Company caused to be filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering Stock Options under the Stock Option Plan in the following amounts: (i) 1,550,000 shares at $0.25 per share; (ii) 500,000 shares at $0.50 per share; and (iii) 950,000 shares at $0.75 per share.

         Subsequently, on November 1, 2003, the Board of Directors of the Company ratified, approved and confirmed the adoption of an amendment to the Stock Option Plan, which provides for the grant of up to 10,000,000 shares of Common Stock. November 2, 2003, the Company caused to be filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering Stock Options under the Stock Option Plan in the following amounts: (i) 1,600,000 shares at $0.20 per share; and (ii) 1,600,000 shares at $0.25 per share.

         STOCK OPTIONS GRANTED AND EXERCISED

         In accordance with the terms and provisions of the Stock Option Plan, and as of the date of this Annual Report, the Board of Directors of the Company has granted an aggregate of 8,000,000 Stock Options as follows: (i) 1,000,000 Stock Options exercisable at $0.50 per share to previous holders of stock options of Petrogen to replace stock options previously granted by Petrogen expiring February 12, 2006; and (ii) 1,000,000 Stock Options at $0.50 per share expiring February 12, 2006 to ICI and/or ICI's employees or consultants who, in such capacities, rendered bona fide services on behalf of the Company including, but not limited to, administrative and managerial, to replace the previous stock options of Petrogen; (iii) 1,550,000 Stock Options at $0.25 per share expiring September 10, 2006 to the officers, directors and consultants of the Company who, in such capacities, rendered bona fide services to the Company including, but not limited to, administrative and managerial; (iv) 475,000 Stock Options at $0.50 per share expiring September 10, 2006 to the officers, directors and consultants of the Company; (v) 25,000 Stock Options at $0.50 per share expiring May 13, 2004, to a consultant of the Company; (vi) 750,000 Stock Options at $0.75 per share expiring September 10, 2006 to the officers, directors and consultants of the Company; (vii) 1,600,000 Stock Options at $0.20 per share expiring November 1, 2008 to the directors and officers of the Company; (vii) 1,000,000 Stock Options at $0.25 per share expiring November 1, 2008 to the directors and officers of the Company; and (viii) 600,000 Stock Options at $0.25 per share expiring November 1, 2013, (all of which such shares were subject to an S-8 registration statement as filed with the Securities and Exchange Commission).

         As of the date of this Annual Report, an aggregate of 1,245,000 Stock Options have been exercised as follows: (i) 1,000,000 Stock Options exercised at $0.50 per share for aggregate proceeds of $500,000 by employees or consultants of ICI in accordance with the terms of the respective notice and agreement of exercise of option; (ii) 215,000 Stock Options exercised at $0.25 per share for aggregate proceeds of $53,750 by officers, directors or consultants of the Company in accordance with the terms of the respective notice and agreement of exercise of option; and (iii) 30,000 Stock Options exercised at $0.50 per share for aggregate proceeds of $15,000.00 by officers, directors or consultants of the Company in accordance with the terms of the respective notice and agreement of exercise of option. Of the Stock Options exercised, Messrs. Spindler and Kerrigan each exercised 100,000 Stock Options for aggregate proceeds of $55,000 pursuant to assignment of debt, which amount was utilized to off-set the aggregate amounts due and owing Messrs. Spindler and Kerrigan pursuant to consulting services provided. Management of the Company also believes that such services provided by the employees or consultants of ICI or by any other consultants on behalf of the Company did not include services which directly or indirectly promoted or maintained a market for the Company's securities nor were rendered in connection with the offer or sale of securities in a capital-raising transaction.

         Therefore, in connection with the exercise of such Stock Options, an aggregate of 1,000,000 shares of Common Stock of the Company were issued to certain employees or consultants of ICI who provided bona fide services to the Company under the Consulting Services Agreement, and a further aggregate of 235,000 shares of Common Stock of the Company were issued to certain officers, directors of consultants of the Company who provided bona fide services to the Company. As of the date of this Report, the Company is obliged to issue 5,000 shares of Common Stock of the Company to a certain consultant of the Company who provided bona fide services to the Company.

COMMON STOCK PURCHASE WARRANTS

         Pursuant to the terms of the Share Exchange Agreement, the Company granted an aggregate of 167,189 post-Reverse Stock Split common stock purchase warrants (the "Warrant(s)") pursuant to which the holder thereof has the right to convert such Warrant into shares of Common Stock on a one-to-one basis as follows: (i) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 18, 2003; (ii) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 20, 2003; (iii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring October 29, 2004; (iv) 11,857 Warrants exercisable at the rate of $0.50 per share until June 22, 2003 and thereafter at the rate of $0.80 per share expiring on June 22, 2004; (v) 18,972 Warrants exercisable at the rate of $0.50 per share until August 9, 2003 and thereafter at the rate of $0.80 per share expiring August 9, 2004; (vi) 59,286 Warrants exercisable at the rate of $0.40 per share expiring November 13, 2004; and (vii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring November 14, 2004.

         As of the date of this Annual Report, 167,189 Warrants have been granted. As of the date of this Annual Report: (i) 23,715 Warrants exercisable at the rate of $1.20 per share expired on December 18, 2003, were not exercised by the holders thereof, and are deemed terminated and void; and (ii) 23,715 Warrants exercisable at the rate of $1.20 per share expired on December 20, 2003, were not exercised by the holders thereof, and are deemed terminated and void. Therefore, as of the date of this Annual Report, 119,759 Warrants are outstanding. As granted, the 119,759 Warrants may be converted into 119,759 shares of restricted Common Stock.



                                       Equity Compensation Plan Information
_____________________________________________________________________________________________________________
                           Number of Securities                                       Number of Securities
                             To be Issued Upon        Weighted-Average Exercise      Remaining Available for
                          Exercise of Outstanding       Price of Outstanding          Future Issuance Under
                             Options, Warrants            Options, Warrants         Equity Compensation Plans
    Plan Category               and Rights                   and Rights              (excluding column (a))
                                    (a)                          (b)                           (c)
_____________________________________________________________________________________________________________

Equity Compensation                 -0-                          -0-
Plans Approved by
Security Holders

Equity Compensation            14,822 shares                    $0.40                           -0-
Plans Not Approved by
Security Holders -             11,857 shares                    $0.80                           -0-
Warrants
                               18,972 shares                    $0.80                           -0-

                               59,286 shares                    $0.40                           -0-

                               14,822 shares                    $0.40                           -0-

Total                         119,759 shares

_____________________________________________________________________________________________________________


RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL OF THE COMPANY

         (a) Pursuant to the terms of the Share Exchange Agreement, the Company issued: (i) 7,000,000 shares of its restricted Common Stock to the Petrogen Shareholders in proportion to their respective holdings in Petrogen; and (ii) 300,000 shares of restricted Common Stock to a third party.

         (b) Pursuant to the terms of the Share Exchange Agreement, the Company granted an aggregate of 167,189 Warrants pursuant to which the holder thereof has the right to convert such Warrant into shares of restricted Common Stock on a one-to-one basis as follows: (i) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 18, 2003, (ii) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 20, 2003, (iii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring October 29, 2004, (iv) 11,857 Warrants exercisable at the rate of $0.50 per share until June 22, 2003 and thereafter at the rate of $0.80 per share expiring on June 22, 2004, (v) 18,972 Warrants exercisable at the rate of $0.50 per share until August 9, 2003 and thereafter at the rate of $0.80 per share expiring August 9, 2004, (vi) 59,286 Warrants exercisable at the rate of $0.40 per share expiring November 13, 2004, and (vii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring November 14, 2004. As of the date of this Annual Report, 119,759 Warrants are outstanding. As granted, the 119,759 Warrants may be converted into 119,759 shares of Common Stock.

         (c) In accordance with the terms and provisions of the Stock Option Plan, the Board of Directors of the Company has granted an aggregate of 8,000,000 Stock Options. Of those 8,000,000 Stock Options granted: (i) 1,000,000 Stock Options have been exercised at $0.50 per share for aggregate proceeds of $500,000 in accordance with the terms of a notice and agreement of exercise of option; (ii) 215,000 Stock Options have been exercised at $0.25 per share for aggregate proceeds of $53,750 by officers, directors or consultants of the Company in accordance with the terms of the respective notice and agreement of exercise of option; and (iii) 30,000 Stock Options have been exercised at $0.50 per share for aggregate proceeds of $15,000.00 by officers, directors or consultants of the Company in accordance with the terms of the respective notice and agreement of exercise of option. Of the Stock Options exercised, Messrs. Spindler and Kerrigan each exercised 100,000 Stock Options for aggregate proceeds of $55,000 pursuant to assignment of debt, which amount was utilized to off-set the aggregate amounts due and owing Messrs. Spindler and Kerrigan pursuant to consulting services provided. As a result, the Company has issued 1,235,000 shares of its Common Stock. As of the date of this Report, the Company is obliged to issue 5,000 shares of Common Stock of the Company to a certain consultant of the Company who provided bona fide services to the Company.



         As a result of the issuance of shares, there was a change in control of the Company. See "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB. Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, highly speculative nature of oil and gas exploration and development, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

         FOR FISCAL YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO PERIOD FROM NOVEMBER 15, 2001 (INCEPTION) TO SEPTEMBER 30, 2002

         The Company's net losses during fiscal year ended September 30, 2003 were approximately ($1,148,723) compared to a net loss of approximately ($154,947) during the period from November 15, 2001 (inception) ended September 30, 2002. During fiscal year ended September 30, 2003 and the period from November 15, 2001 ended September 30, 2003, the Company recorded $-0- in revenue.

         During fiscal year ended September 30, 2003, the Company recorded operating expenses of approximately $1,148,723 compared to $154,947 of operating expenses recorded during the period from November 15, 2001 (inception) to September 30, 2002. During fiscal year ended September 30, 2003, operating expenses consisted of: (i) $335,909 in general and administrative expenses compared to $61,390 in general and administrative expenses incurred during the period November 15, 2001 to September 30, 2002; (ii) $157,145 in management fees compared to $84,500 in management fees incurred during the period November 15, 2001 to September 30, 2002; (iii) $223,690 in professional fees compared to $-0-in professional fees incurred during the period November 15, 2001 to September 30, 2002; (iv) $362,230 in stock based compensation compared to $-0- in stock based compensation incurred during the period November 15, 2001 to September 30,

2002; (v) $53,446 in interest expense compared to $8,814 in interest expense incurred during the period November 15, 2001 to September 30, 2002; (vi) $15,147 in loss on settlement of debt compared to $-0- in loss on settlement of debt incurred during the period November 15, 2001 to September 30, 2002; and (vii) $1,156 in depreciation compared to $243 in depreciation incurred during the period November 15, 2001 to September 30, 2002.

         The increase in operating expenses was due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to the acquisition of Petrogen and subsequent consummation of the Share Exchange Agreement, and the exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

         Of the $157,145 incurred as management and consulting fees expenses during fiscal year ended September 30, 2003, an aggregate of $60,000 was incurred by the Company due and owing to Investor Communications International, Inc. ("ICI") for services rendered by ICI to the Company including, but not limited to, financial, administrative, investor relations and oil and gas management. The Company and ICI entered into a consulting services agreement dated February 12, 2003 (the "Consulting Services Agreement"). Pursuant to the provisions of the Consulting Services Agreement: (i) ICI provided to the Company such finance and general managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the energy industry, including the oil and gas interests; and (ii) the Company would pay to ICI a fee commensurate with the services provided by ICI on a monthly basis, but not to exceed $10,000 monthly.

         During the year ended September 30, 2003, the Company received approximately $634,206 in cash advances from ICI and affiliated parties. Interest in the approximate amount of $22,785 was accrued, and the Company acquired approximately $389,536 due and owing to ICI and affiliate parties in connection with consummation of the Share Exchange Agreement and acquisition of Petrogen. During the year ended September 30, 2003, the Company paid out to ICI and affiliate parties approximately $363,811 settlement of this debt.

         ICI resigned its tenure as management consultant to the Company, effective August 8, 2003. In accordance with the terms of a certain memorandum of agreement dated August 8, 2003, the Consulting Agreement has been terminated. Therefore, effective August 8, 2003, ICI no longer performs managerial, administrative or consulting services to the Company.

         As discussed above, the increase in net loss during fiscal year ended September 30, 2003 as compared to the period November 15, 2001 (inception) to September 30, 2002 is attributable primarily to the increase in general and administrative expenses and professional fees, in stock based compensation and in professional fees. The Company's net loss during fiscal year ended Septemebr 30, 2003 was ($1,148,723) or ($0.13) per share compared to a net loss of approximately ($154,947) or ($0.02) per share during the period November 15, 2001 to September 30, 2002. The weighted average number of shares outstanding was 9,180,118 for fiscal year ended September 30, 2003 compared to 7,300,000 for the period November 15, 2001 to September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

         AS OF SEPTEMBER 30, 2003

         As of fiscal year ended September 30, 2003, the Company's current assets were $96,058 and its current liabilities were $861,555, resulting in a working deficit of $765,497. As of fiscal year ended September 30, 2003, current assets were comprised of $86,058 in cash and $10,000 in prepaid expenses. As of fiscal year ended September 30, 2003, current liabilities were comprised of (i) $338,010 in accounts payable and accrued liabilities; (ii) $220,453 due to related parties; (iii) $131,578 in debentures payable; (iv) $75,000 in demand loan payable; (v) $68,626 due to affiliate company; and (vi) $27,888 in note payable. See "Item 6. Management's Discussion and Anaylsis or Plan of Operation
- Material Commitments."

         As of fiscal year ended September 30, 2003, the Company's total assets were $788,607 comprised of (i) $96,058 in current assets; (ii) $686,431 in oil and gas properties ; and (iii) $6,118 in furniture and equipment (net of depreciation). As of September 30, 2002, the Company's total assets were $216,834 comprised of (i) $-0- in current assets; (ii) $214,646 in oil and gas properties ; and (ii) $2,188 in furniture and equipment, net of depreciation. The increase in total assets during fiscal year ended September 30, 2003 from September 30, 2002 was primarily due to the increased oil and gas properties and an increase in cash.

         As of fiscal year ended September 30, 2003, the Company's total liabilities were $1,493,763 comprised of (i) $861,555 in current liabilities; and (ii) $632,198 in long-term debentures payable. As of September 30, 2002, the Company's total liabilities were $324,170 comprised of (i) $191,031 due to related parties; (ii) $79,100 in debenture payable; (iii) $51,859 in notes payable; and (iv) $2,180 in accounts payable and accrued liabilities. The increase in total liabilities during fiscal year ended September 30, 2003 from September 30, 2002 was due primarily to the long-term debentures payable and the increase in accounts payable and accrued liabilities and amounts due to related parties. See "Item 6. Management's Discussion and Analysis or Plan of Operation
- Material Commitments."

         Stockholders' deficit increased from ($107,336) for September 30, 2002 to ($705,146) for fiscal year ended September 30, 2003.

         For fiscal year ended September 30, 2003, net cash used in operating activities was ($636,579) compared to net cash used in operating activities of ($59,210) for the period November 15, 2001 (inception) to September 30, 2002. As noted above, the increase in net cash used in operating activities was primarily due to: (i) net loss of ($1,148,723) for fiscal year ended September 30, 2003 compared to net loss of ($154,947) for the period November 15, 2001 to September 30, 2002; (ii) stock based compensation of $362,230 compared to $-0- for the period November 15, 2001 (inception) to September 30, 2003; and (iii) accounts payable of $121,674 for fiscal year ended September 30, 2003 compared to $2,180 for the period November 15, 2001 (inception) to September 30, 2002.

         The Company's cash flow used in investing activities for fiscal year ended September 30, 2003 was ($278,247) compared to ($2,431) used in investing activities during the period November 15, 2001 (inception) to September 30, 2002. The increase in net cash used in investing activities was primarily due to acquisition of oil and gas properties and acquisition advances of $100,000 from Petrogen Corp. prior to the acquisition.

         Cash flows from financing activities was $1,000,884 for fiscal year ended September 30, 2003 compared to cash flows from financing activities of $61,841 for the period November 15, 2001 (inception) to September 30, 2002. Net cash flows from financing activities during fiscal year ended September 30, 2003 resulted primarily from proceeds of $585,000 received from sale of common stock and $318,900 from cash advances from former related parties.

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

         As of the date of this Annual Report, management of the Company believes that an estimated $2,000,000 to $5,000,000 is required over the next two years for payment of expenses associated with the ongoing oil and gas exploration, development and production operations of the Company. Management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to successfully generate revenues from oil and gas production and to obtain advances or equity private placements from certain investors and other parties, as necessary.

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

         HENRY CONSULTING AGREEMENT

         The Company, Petrogen and Neville Henry, the President of the Company, entered into a management consulting services agreement dated November 18th, 2003 and effective January 1st, 2004 (the "Henry Consulting Agreement"). Pursuant to the terms and provisions of the Henry Consulting Agreement, Mr. Henry has agreed to provide operational, managerial and consulting services to the Company consistent with his position as President of the Company. Pursuant to further terms and provisions of the Henry Consulting Agreement, the Company shall: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), provided that only $7,500.00 of the Fee shall actually be paid by the Company to Mr. Henry from the effective date up to and including January 2004 and thereafter only $10,000.00 of the Fee shall actually be paid monthly by the Company to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as the Company is in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimburse certain expenses.

         CONSULTING SERVICE AGREEMENT/SUBORDINATED DEBENTURE

         Pursuant to the terms and provisions of the Share Exchange Agreement, the Company and ICI entered into a consulting services agreement dated February 12, 2003 (the "Consulting Services Agreement"). Pursuant to the provisions of the Consulting Services Agreement: (i) ICI provided to the Company such finance and general managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the energy industry, including the oil and gas interest; and (ii) the Company paid to ICI a fee commensurate with the services provided by ICI on a monthly basis, but not to exceed $10,000.00 monthly.

         ICI resigned its tenure as management consultant to the Company, effective August 8, 2003. In accordance with the terms of a certain memorandum of agreement dated August 8, 2003, the Consulting Agreement has been terminated. Therefore, effective August 8, 2003, ICI no longer performs managerial, administrative or consulting services to the Company.

         As of August 18, 2003, the following amounts were due and owing to ICI and affiliate parties by the Company: (i) $21,736 as accounts payable; (ii) $104,789 as advances; (iii) $6,784 as accrued interest on advances; (iv) $590,500 as demand loans; and (v) 17,566 as accrued interest on the demand loans. Mr. Grant Atkins, a prior director of the Company, was contracted by ICI and was part of the management team provided by ICI to the Company. During fiscal year ended September 30, 2003, Mr. Atkins received an aggregate of $19,625 from ICI for services provided to the Company. As of August 18, 2003, the Company also owed Mr. Atkins an aggregate of $15,385 plus $1,767 in accrued interest for payments personally made by Mr. Atkins on behalf of the Company. All such amounts due and owing to ICI, affiliate parties and Mr. Atkins formed part of amounts due by the Company to certain various debtholders under a subordinated debenture.

         On approximately August 18, 2003, the Company issued the $723,673 Subordinated Debenture. The Subordinated Debenture: (i) bears interest at 10% per annum payable annually in arrears; (ii) has a term of two years from the date of issuance; (iii) is subordinate to bank or lending institutional debt financing; (iv) is convertible into shares of restricted Common Stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) requires monthly payments of $10,000 beginning December 2003. As of the date of this Annual Report, the Company has paid $10,000 for the month of December 2003.

         DEBENTURE

         In connection with the acquisition of the Emily Hawes Field, the Company issued a debenture in the amount of $75,000 (the "Debenture"). The terms and provisions of the Debenture provides: (i) interest at the rate of 15% per aunnum; (ii) is secured by a floating charge security on all assets of the Company; and (iii) is due on May 20, 2003, which was extended to December 30, 2003. As of the date of this Annual Report, the Company has repaid approximately $54,250 of principal. Interest of $10,828 has accrued in connection with the Debenture.

         AMOUNTS DUE TO RELATED PARTIES

         A significant and estimated commitment for the Company for fiscal year 2004 is the aggregate amount of $219,735 in principal due and owing to Messrs.

Spindler and Kerrigan resulting from consulting services provided to the Company and to Petrogen. During fiscal year ended September 30, 2003, management fees aggregating $174,145 were incurred to Messrs Spindler and Kerrigan. Messrs. Spindler and Kerrigan each exercised 100,000 Stock Options pursuant to assignment of debt in the aggregate amount of $55,000 each, which such amounts was utilized to off-set the aggregate debt due and owing Messrs. Spinderl and Kerrigan. As of September 30, 2003, Messrs. Spindler and Kerrigan are owned approximately an aggregate of $230,941, including approximately $11,205 in interest accrued. See "Item 10. Executive Compensation."

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

AUDIT COMMITTEE

         As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the Board of Directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system;
(ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

         The Board of Directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

         AUDIT FEES

         During fiscal year ended September 30, 2003, the Company incurred approximately $33,000 in fees to its principal independent accountant for professional services rendered in connection with the audit of the Company's financial statements for fiscal year ended September 30, 2003 and for the review of the Company's financial statements for the fiscal quarters ended March 31, 2003 and June 30, 2003.

         FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         During fiscal year ended September 30, 2003, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

         ALL OTHER FEES

         During fiscal year ended September 30, 2003, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 7. FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".


PETROGEN CORP.
(Formerly Hadro Resources, Inc.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

PETROGEN


TABLE OF CONTENTS


   AUDITORS' REPORT

   CONSOLIDATED BALANCE SHEETS                                              F-1

   CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-2

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  [DEFICIT]               F-3

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-4

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                           F-5

              LABONTE & CO.                        #610 - 938 HOWE STREET
_______________________________________________    VANCOUVER, BC  CANADA
C H A R T E R E D A C C O U N T A N T S            V6Z 1N9
_______________________________________________    TELEPHONE      (604) 682-2778
                                                   FACSIMILE      (604) 689-2778
                                                   EMAIL    INFO@LABONTECO.COM






                                AUDITORS' REPORT
________________________________________________________________________________



To the Stockholders and Board of Directors of Petrogen Corp.

We have audited the consolidated balance sheet of Petrogen Corp. (an exploration stage company) as at September 30, 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency of $765,497 and has realized significant losses from its oil and gas operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from this outcome of this uncertainty.



                                                                 "LABONTE & CO."

                                                           CHARTERED ACCOUNTANTS




Vancouver, B.C.
December 30, 2003, except Note 15, which is dated as of January 7, 2004.

PETROGEN


                                               Consolidated Financial Statements
                                                              September 30, 2003


PETROGEN CORP.
(Formerly Hadro Resources, Inc.)
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED BALANCE SHEETS


                                                 September 30,     September 30,
                                                          2003              2002
________________________________________________________________________________
                                                                   (Note 1)
ASSETS

Current
  Cash                                             $    86,058       $       -
  Prepaid                                               10,000               -
________________________________________________________________________________

Total Current Assets                                    96,058               -

Furniture and Equipment, net                             6,118           2,188

Oil and Gas Properties (Note 5)                        686,431         214,646
________________________________________________________________________________

Total Assets                                       $   788,607       $ 216,834
================================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities         $   338,010       $   2,180
  Due to affiliate company                              68,626               -
  Debentures payable (Note 9)                          131,578          79,100
  Note payable (Note 10)                                27,888          51,859
  Demand loan payable (Note 11)                         75,000               -
  Due to related parties (Note 12)                     220,453         191,031
________________________________________________________________________________

Total Current Liabilities                              861,555         324,170

Long Term
  Debentures payable (Note 9)                          632,198               -
________________________________________________________________________________

Total Liabilities                                    1,493,753         324,170
________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock $0.001 par value;
   100,000,000 shares authorized;
   10,613,291 (2002 - 817,699) post reverse-split
   shares issued and outstanding (Note 13)              10,613             115
Additional paid-in capital                             924,745          39,496
Common stock purchase warrants (Note 13)               357,800               -
Obligation to issue shares                               5,000           8,000
Deficit accumulated deficit during exploration
   stage                                            (2,003,304)       (154,947)
________________________________________________________________________________

Total Stockholders' Deficit                           (705,146)       (107,336)
________________________________________________________________________________

Total Liabilities and Stockholders' Equity         $   788,607       $ 216,834
================================================================================

Contingencies and Going Concern (Notes 1,4 and 7)

The accompanying notes are an integral part of these consolidated financial statements.


PETROGEN


                                               Consolidated Financial Statements
                                                              September 30, 2003


PETROGEN CORP.
(Formerly Hadro Resources, Inc.)
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED STATEMENTS OF OPERATIONS


_____________________________________________________________________________________________________________
                                                 For the year     For the period from     For the period from
                                                        ended       November 15, 2001       November 15, 2001
                                                September 30,          (Inception) to          (Inception) to
                                                         2003      September 30, 2002      September 30, 2003
                                                                             (Note 1)     (Note 1)
_____________________________________________________________________________________________________________

OPERATING EXPENSES
Depreciation                                     $     1,156           $      243            $     1,399
General & administrative                             335,909               61,390                397,299
Interest expense                                      53,446                8,814                 62,260
Loss on settlement of debt                            15,147                    -                 15,147
Management & consulting fees - related party         157,145               84,500                241,645
Stock based compensation                             362,230                    -                362,230
Professional fees                                    223,690                    -                223,690
_____________________________________________________________________________________________________________

Loss for the period                              $(1,148,723)          $ (154,947)           $(1,303,670)
=============================================================================================================


Basic net loss per share                         $     (0.13)          $    (0.02)
=====================================================================================

Weighted Average Shares Outstanding                9,180,118            7,300,000
=====================================================================================


The accompanying notes are an integral part of these consolidated financial statements.


PETROGEN


                                               Consolidated Financial Statements
                                                              September 30, 2003


PETROGEN CORP.
(Formerly Hadro Resources, Inc.)
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  [DEFICIT]
FOR THE PERIOD FROM NOVEMBER 15, 2001 [DATE OF INCEPTION] TO SEPTEMBER 30, 2003



____________________________________________________________________________________________________________________________________
                                                                                                                          Total
                                                                     Paid-in                    Share                  Stockholders'
                                                                     capital         Share      Purchase  Accumulated     Equity
                                             Shares      Amount     (Deficit)    subscriptions  Warrants  Deficit       (Deficit)
____________________________________________________________________________________________________________________________________

Stock issued for cash, November 15, 2001
  [Date of Iinception]                      11,000,000       110             -            -            -            -           110
Stock issued for cash, May 3, 2002              10,000         -             -            -            -            -             -
Stock issued for oil and gas property,
  May 20, 2002                                  75,000         1             -            -            -            -             1
Stock issued for services, June 3, 2002        240,000         2        11,998            -            -            -        12,000
Stock issued for cash, July 8, 2002            100,000         1        24,999            -            -            -        25,000
Subscriptions received for 32,000 units,
  August 9, 2002                                     -         -             -        8,000            -            -         8,000
Stock issued for services, August 13,
  2002                                          50,000         1         2,499            -            -            -         2,500
Net loss for period November 15, 2001
  to September 30, 2002                              -         -             -                               (154,947)     (154,947)
                                           _________________________________________________________________________________________
Balance, September 30, 2002                 11,475,000       115        39,496        8,000            -     (154,947)     (107,336)
Stock issued for subscriptions received
  in a prior period October 7, 2002             32,000         -         8,000       (8,000)           -            -             -
Stock issued for cash, November 26, 2002       300,000         3        29,997                                               30,000
                                           _________________________________________________________________________________________
Petrogen, Balance, February 12, 2003        11,807,000       118        77,493            -            -     (154,947)      (77,336)
Acquisition costs charged to deficit                 -         -             -            -            -      (60,000)      (60,000)
Petrogen Corp. balance, February 12,
   2003                                      9,378,291    30,689     8,172,846            -            -   (8,553,602)     (350,067)
Reverse acquisition recapitalization
   adjustment                              (11,807,000)  (21,429)   (8,250,339)           -      357,800    7,913,968             -
                                           _________________________________________________________________________________________
Balance, Post-reverse acquisition            9,378,291     9,378             -            -      357,800     (854,581)     (487,403)
Stock issued on exercise of options,
   March 21, 2003                            1,000,000     1,000       499,000            -            -            -       500,000
Obligation to issue 10,000 shares                    -         -             -        5,000            -            -         5,000
Stock based compensation, options
  granted on September 10, 2003                      -         -       362,230            -            -            -       362,230
Stock issued on exercise of options,
  September 29, 2003                           235,000       235        63,515            -            -            -        63,750
Net loss for year ended September 30,
  2003                                               -         -             -            -            -   (1,148,723)   (1,148,723)
                                           _________________________________________________________________________________________
                                            10,613,291  $ 10,613   $   924,745      $ 5,000     $357,800  $(2,003,304)  $  (705,146)
                                           =========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


PETROGEN CORP.
(Formerly Hadro Resources, Inc.)
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED STATEMENTS OF CASH FLOWS


_______________________________________________________________________________________________________________
                                                  For the year      For the period from     For the period from
                                                          ended       November 15, 2001       November 15, 2001
                                                  September 30,          (Inception) to          (Inception) to
                                                           2003      September 30, 2002      September 30, 2003
                                                                               (Note 1)                (Note 1)
_______________________________________________________________________________________________________________

Cash Flows from (used in) operating actvities
Net (loss) for the period                          $ (1,148,723)         $(154,947)            $ (1,303,670)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   - depreciation                                         1,156                243                    1,399
   - accrued interest                                    19,437              8,814                   28,251
   - accounts payable                                   121,674              2,180                  123,854
   - loss on conversion of debt                          15,147                  -                   15,147
   - non-cash management fees                             2,500                  -                    2,500
   - accrue management fees                                   -             84,500                   84,500
   - prepaid                                            (10,000)                 -                  (10,000)
   - Stock based compensation                           362,230                  -                  362,230
_______________________________________________________________________________________________________________

Cash flows used in operating activities                (636,579)           (59,210)               (695,789)
_______________________________________________________________________________________________________________

Cash flows from (used in) investing activities
Oil and gas properties                                 (374,029)                 -                 (374,029)
Purchase of furniture and fixture                        (5,086)            (2,431)                  (7,517)
Pre reverse acquisition advances to
  Petrogen Inc.                                         100,000                  -                  100,000
Cash acquired in reverse acquisition of
  Petrogen Inc.                                             868                  -                      868
_______________________________________________________________________________________________________________

Cash flows from investing activities                   (278,247)            (2,431)                (280,678)
_______________________________________________________________________________________________________________

Cash flows from (used in) financing activities
Notes payable                                           (26,859)                 -                  (26,859)
Demand loans payable                                     75,000                  -                   75,000
Cash advances from former related parties
  (Note 12)                                             318,990                  -                  318,990
Advances from related party                              29,422             28,531                   57,953
Due to affiliate company                                 63,626                  -                   63,626
Repayment of debenture                                  (49,295)                 -                  (49,295)
Obligation to issue shares                                5,000              8,000                   13,000
Proceeds on sale of common stock                        585,000             25,110                  610,110
_______________________________________________________________________________________________________________

Cash flows used in financing activities               1,000,884             61,641                1,062,525
_______________________________________________________________________________________________________________

Net Increase (decrease) in Cash                          86,058                  -                   86,058

Cash, Beginning of period                                     -                  -                        -
_______________________________________________________________________________________________________________

Cash, End of Period                                $     86,058          $       -             $     86,058
===============================================================================================================


Supplemental Cash Flow Information

On August 18, 2003, the Company issued a $723,673 subordinated debenture in settlement of approximately
$708,525 of debt, resulting  on a  loss for conversion of debt of $15,147;

On September 29, 2003, the Company issued 235,000 shares for options exercised.  The net proceeds of $63,750 were used to reduce  existing debt.  The Company is obliged to issue another 10,000 shares for options exercised, for net proceeds of $5,000.

The accompanying notes are an integral part of these consolidated financial statements.


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS & BASIS OF PRESENTATION
________________________________________________________________________________

Petrogen Corp. ("PTGC" or the "Company") (formerly Hadro Resources, Inc.) was incorporated in the State of Nevada. The Company currently trades on the OTC
Bulletin Board under the symbol "PTGC" and the Frankfurt and Berlin Stock Exchanges under the symbol "PTD".

On October 11, 2002, Petrogen Inc. ("Petrogen") entered into an Agreement in Principle (collectively with the share exchange agreement, referred to as the "Agreement", or the "Acquisition") to exchange all of its outstanding shares for an aggregate of 7,000,000 restricted common shares of the Company. As of the acquisition date, Petrogen had 11,807,000 common shares outstanding. Effective February 12, 2003, in connection with this transaction, Hadro Resources, Inc. changed its name to Petrogen Corp. and completed a 1 for 20 reverse stock split of its common stock. Effective February 12, 2003 the Company completed the acquisition of Petrogen by way of a Share Exchange Agreement and issued 7,000,000 restricted post-reverse stock split shares of common stock to the Petrogen shareholders and 300,000 restricted post-reverse stock split shares of common stock as a finder's fee resulting in a change in control of the Company. (See Note 3) These consolidated financial statements should be read in connection with the audited financial statements of Petrogen as at September 30, 2002 and for the period from November 15, 2001 (Inception) to September 30, 2002 included in the Company's Def 14C filed on December 31, 2002.

With operations based in Houston, Texas, PTGC, and its wholly owned subsidiary, Petrogen, is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. Contrasting its traditional exploration and production (E&P) peers, Petrogen follows a lower risk exploitation approach of properties with a known history of production. Petrogen's core strategy is to acquire interests in proved developed reserves that couple immediate recompletion opportunities with undeveloped upside.

PTGC's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming and Emily Hawes Field in southern Texas. Since its 2001 inception, Petrogen has acquired interests in three properties spanning over 3,100 acres with what management estimates to be net proven reserves of approximately 31.0 billion cubic feet equivalent (Bcfe). Management also estimates there is an additional
14.0 Bcfe of net "probable" reserves that can potentially be tapped longer term with targeted exploration efforts.

The Company is an exploration stage company. To date, the Company has not yet commenced commercial operations or generated any revenues. The Company's efforts to date have focused on the investigation and acquisition of oil and gas property interests, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

This acquisition has been accounted for as a reverse merger with Petrogen being treated as the accounting parent, and PTGC, the legal parent, being treated as the accounting subsidiary. Accordingly, these consolidated financial statements of the Company present the accounts of Petrogen for all periods shown, and of PTGC from the effective date of the acquisition (February 12, 2003) to September 30, 2003 (See Note 3). With the exception of the disposal of Oak Hills Energy, Inc. as described in Note 6, PTGC had no material operations or transactions for the period from January 1, 2003 to February 12, 2003.


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 1 - NATURE OF OPERATIONS & BASIS OF PRESENTATION (CONTINUED)
________________________________________________________________________________

As at September 30, 2003, the Company had a working capital deficiency of $765,497 and has realized significant losses from its existing oil and gas operations. The Company's continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Petrogen, Inc. The acquisition has been accounted for by the purchase method of accounting, using principles applicable to accounting for reverse mergers. All significant intercompany transactions and account balances have been eliminated.

During the year Hadro Resources disposed of its interest Oak Hills Energy, Inc. as described in Note 6.

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

Estimated future removal and site restoration costs are provided over the life of proven reserves on a unit-of-production basis. Costs, which include the cost of production equipment removal and environmental clean-up, are estimated each period by management based on current regulations, costs, technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision accounts as incurred.


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

NET EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of stock options and warrants have been excluded as they are anti-dilutive.

For the period from November 15, 2001 (inception) to February 11, 2003, the weighted average number of common shares outstanding is deemed to be 7,300,000, being the number of shares issued by PTGC to effect the reverse acquisition of Petrogen.


STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 14:

_____________________________________________________________________________
                                                          For the period from
                                                           November 15, 2001
                                   For the Year ended       (Inception) to
                                   September 30, 2003     September 30, 2002
_____________________________________________________________________________

Net loss as reported                  $(1,148,723)             $(154,947)

SFAS 123 Compensation Expense         $  (191,580)                     -
                                      ___________              _________
Pro forma net loss under SFAS
  No. 123                             $(1,340,303)             $(154,947)
                                      ===========              =========
Basic and diluted net loss per
  common share as reported            $     (0.13)             $   (0.02)

Pro forma net loss per common
share under SFAS No. 123              $     (0.15)             $   (0.02)


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company has adopted the provisions of SFAS 141, which did not have a material impact on the Company's financial position, or results of operations.

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


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Currently, expenditures related to ongoing environmental activities are charged against earnings as incurred. Estimated reclamation and closure costs including site rehabilitation are accrued by annual charges to earnings over the estimated useful life of the mine. Under SFAS 143, the Company will recognize the liability as part of the asset cost and depreciate it over the estimated useful life.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company's financial position or results of operations.

NOTE 3 - ACQUISITION OF PETROGEN INC.
________________________________________________________________________________

On October 11, 2002, Petrogen entered into an Agreement in Principle to exchange all of its outstanding shares for an aggregate of 7,000,000 restricted common shares of the Company. As of the contemplated acquisition date, Petrogen had 11,807,0000 common shares outstanding.

Pursuant to a written  consent of the  shareholders  of the  Company,  effective
February 12 2003, the shareholders approved the following ratifications: (i) name change from Hadro Resources, Inc to Petrogen Corp., (ii) the Stock Option Plan, and (iii) the reverse Stock Split. Moreover, on February 6, 2003, the shareholders of Petrogen approved the terms and conditions of the Agreement in Principle and of the Share Exchange Agreement, which became effective on February 12, 2003.

Pursuant to the terms of the Agreement as finalized in the Share Exchange, the Company acquired from the Petrogen Shareholders 100% of the issued and outstanding shares of common stock of Petrogen in exchange for issuance to the Petrogen Shareholders of 7,000,000 post-reverse stock split shares of the Company's restricted common stock and an additional 300,000 post-reverse stock split shares of the Company's restricted common stock as a finder's fee. Upon completion of the acquisition, there was a change in control of the Company with the previous Petrogen Shareholders owning approximately 78% of the then issued and outstanding post-reverse stock split common shares of the Company. Also in connection with the acquisition, the Company granted options to acquire 2,000,000 post-reverse stock split shares of the Company's restricted common stock and granted share purchase warrants to acquire 167,189 post-reverse stock split shares of the Company's restricted common stock to previous option and warrant holders in Petrogen. (Refer to Note 13)


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 3 - ACQUISITION OF PETROGEN INC. (CONTINUED)
________________________________________________________________________________

On October 23, 2003 the Board of Directors of the Company approved a change in fiscal year end of the Company from a calendar year-end of December 31st to a year-end of September 30th. The Board of Directors' decision to change the fiscal year end was based upon consummation of the Merger Agreement and the resulting continuation of the corporate entity PTGC under the Merger, which has a September 30 fiscal year end.

Under generally accepted accounting principles, this business acquisition is accounted for as a capital transaction in substance. In essence, the acquisition is a recapitalization and is accounted for as a change in capital structure. Under reverse takeover accounting, the comparative historical financial statements of the "legal acquiror" (PTGC) are those of the "accounting acquiror" (Petrogen). Costs associated with reverse merger have been charged to deficit. Shares issued in the transaction are shown as outstanding for all period presented. Activities of the legal aquiror are included from the date of the transaction onward.

The value assigned to the capital stock of consolidated PTGC on acquisition of Petrogen is equal to the book value of the capital stock of Petrogen plus the book value of the net assets of Petrogen Corp. as at the date of the acquisition with any excess being charged to the consolidated deficit. The book value of Petrogen Corp.'s capital stock subsequent to the acquisition is calculated and allocated as follows:

     Petrogen Inc. capital stock                      $  77,611
     Petrogen Corp. net assets (Liabilities)           (350,067)
                                                      _________
                                                       (272,456)
     Excess value charged to consolidated deficit       639,634
                                                      _________
                                                      $ 367,178
                                                      =========
     Allocated as follows:

     Capital stock                                    $   9,378
     Additional paid-in capital                               -
     Common stock purchase warrants                     357,800
                                                      _________
     Consolidated Capital accounts post reverse
       acquisition                                    $ 367,178
                                                      =========

NOTE 4 - GOING CONCERN
________________________________________________________________________________

Since inception, the Company has incurred cumulative net losses of $1,303,670 and has a stockholders' deficit of $705,146 at September 30, 2003. The Company expects to continue to incur substantial losses to develop operations of its properties, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003




NOTE 4 - GOING CONCERN (CONTINUED)
________________________________________________________________________________

meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 5 - OIL AND GAS PROPERTIES
________________________________________________________________________________

EMILY HAWES FIELD, CALHOUN COUNTY, TEXAS

By agreement dated May 20, 2002 Petrogen acquired a 95% working interest ("WI") and 77.5% net revenue interest ("NRI") in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. In consideration Petrogen issued a floating charge debenture in the amount of $75,000, and issued notes payable totaling $47,145 to various lessors (Refer to Notes 9 and 10). In addition, Petrogen issued 75,000 common shares for a total consideration of $1. Petrogen also issued 290,000 common shares valued at $14,500 for services provided in connection with oil and gas properties, which has been allocated to the Emily Hawes Field.

During the year ended September 30, 2003 the notes payable were repaid in full. To date Petrogen has capitalized a total of $169,695 of expenditures relating to this property.

BAXTERVILLE FIELD, MISSISSIPPI

Effective September 25, 2002, Petrogen entered into a Letter of Intent with US Gas Systems, Inc. (USG) of Mississippi, whereby Petrogen agreed to recomplete four existing well-bores and further develop additional infill drilling opportunities and proven undeveloped oil and gas reserves upon six hundred acres of the USG Dunn and Swan Tracts of North Baxterville Field, Marion County, Mississippi. Upon completion, Petrogen, as operator, will have earned the right to further develop the underlying leases and Petrogen shall farm-in to a 75% WI and 56.25% NRI on any and all oil development and a 50% WI and a 37.5% NRI on all gas production from the property for a period of 18 months (the "Option Period"). The agreement provides that Petrogen can further extend the Option Period by meeting certain operational and development milestones within set periods of time.

Effective November 12, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date Petrogen has capitalized a total of $381,362 of expenditures relating to this property.

The Company has been developing operations at Baxterville Field throughout the summer months, which were commenced on June 5th, 2003. To date, the Company has recompleted the Moody #6 wellbore, and anticipates that it will commence production from the wellbore immediately after hooking up all relevant surface equipment.


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 5 - OIL AND GAS PROPERTIES  (CONTINUED)
________________________________________________________________________________

ENOS CREEK FIELD, WYOMING

Effective September 26, 2002, Petrogen entered into a Letter of Intent with Coronado Oil Company (Coronado) of Colorado whereby Petrogen agreed to acquire a 100% WI and a 77.5% NRI in the Brown Government Lease (the "Property"), located in the Enos Creek gas field, Hot Springs County, Wyoming. Petrogen has agreed to pay to Coronado 50% of its production income net of royalties to a maximum of $75,000. In addition, the agreement provides Coronado the right to back-in to a 50% WI upon Petrogen having completed development operations upon the Property and recouping all of its expenses related to those developments and upon Coronado forfeiting its 5% overriding royalty interest.

Effective October 31, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date Petrogen has capitalized a total of $83,820 of expenditures relating to this property.

S.J. HOOPER #1, MARION COUNTY, MISSISSIPPI

Effective October 25, 2002, Petrogen entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. ("CR") of Mississippi, whereby PI will acquire a 100% WI and 77% NRI in the S.J. Hooper #1. Petrogen paid $22,500 to acquire this interest. To date the Company has capitalized a total of $51,554 of expenditures relating to this property.

MATAGORDA ISLAND PIPELINE

On March 10, 2003, Petrogen International Ltd. ("PIL"), company with directors in common with the Company, entered into a Lease Assignment Agreement (the "Lease") with James Timothy Roche ("Roche"), whereby PIL leased a certain natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas from Roche.

The terms of the Lease stipulate that Petrogen advances the sum of $3,000 to Roche as a partial payment toward the debt owing to Roche under the terms of a Promissory Note entered into between Petrogen and Roche on May 22nd, 2002. Refer to Note 9.

PIL thereafter entered into an assignment agreement (the "Assignment") with Petrogen, whereby PIL assigned its interest in the Lease to Petrogen for consideration of certain operator fees and royalties of between $.09 and $.25 per MCF payable to PIL from Petrogen as Lease assignee upon the sales of any natural gas transmitted through the pipeline.

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


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 6 - DISPOSAL OF OAKHILLS ENERGY, INC.
________________________________________________________________________________

As a condition of the acquisition of Petrogen as described in Note 3, Hadro agreed to sell all of its remaining assets, being its interest in Oak Hills Energy, Inc. ("Oak Hills") concurrent with completing the acquisition. Effective February 12, 2003 the Company sold 100% of the outstanding shares of common stock of Oak Hills for consideration of $10 to Newport Capital Corp., a private Belize company of which an officer was a member of the management team provided by Investor Communications, Inc. to the Company.

In the December 31, 2002 financial statements of Hadro, the carrying value of the net assets of Oak Hills were adjusted to their estimated net recoverable amount being the total purchase price of $10 as shown below. This resulted in a gain on disposal at December 31, 2002 of $41,191 which, in accordance with accounting for the reverse acquisition of Petrogen Inc. is not included in the consolidated results of the Company for the year ended September 30, 2003.

     Cash                                   $      63
     Oil and gas properties                   638,795
     Accounts payable                        (304,232)
     Bank loans                              (334,616)
                                            _________
     Net assets of discontinued operations  $      10
                                            _________

Hadro was a guarantor of the Oak Hills bank loans. In accordance with the terms of the sale of Oak Hills to Newport Capital Corp., and in accordance with the terms and conditions of the Share Exchange Agreement, Newport agreed to indemnify the Company against any loss arising from the loan guarantee. Accordingly, the Company is not responsible for repayment of any debt associated with Oak Hills, or any liability associated with such debt. It is also management's belief that the Company is fully indemnified from any potential liability associated with such debt.

NOTE 7 - LITIGATION
________________________________________________________________________________

CASE NO.  S034268, SUPREME COURT OF BRITISH COLUMBIA

On approximately August 5, 2003, certain debtholders (the "Plaintiffs") of the Company initiated litigation against the Company by filing a statement of claim in the Supreme Court of British Columbia. The claims against the Company involve the prior advancements of funds made by the Plaintiffs pursuant to share purchase agreements between the Plaintiffs and the Company, respectively, for an approximate amount of $758,500. On August 8, 2003, the Company and the Plaintiffs entered into a memorandum of agreement ("Memorandum of Agreement"). Pursuant to the terms of the Memorandum of Agreement, the Company and the Plaintiffs agreed to settle the alleged claims contained in the statement of claim by: (i) immediate payment of $50,000 to the Plaintiffs; (ii) issuance of a subordinated debenture by the Company in the amount of $723,673 to the Plaintiffs; and (iii) execution of release agreements at the time of issuance of the debenture.

On August 18, 2003, the Company issued the subordinated debenture. The debenture: (i) bears interest at 10% per annum payable annually in arrears; (ii) has a term of two years from the date of issuance; (iii) subordinate to bank or lending institutional debt financing; (iv) is convertible into shares of restricted common stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) requires monthly payments of $10,000 beginning December 2003. Refer to Note 9.

The Company and Investor Communications International, Inc. ("ICI") entered into a consulting services agreement dated February 12, 2003. Pursuant to the provisions of the consulting agreement: (i) ICI provided to the Company such


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


finance and general managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the energy industry, including the oil and gas interests; and (ii) the Company would pay to ICI a fee commensurate with the services provided by ICI on a monthly basis, but not to exceed $10,000 monthly.

ICI resigned its tenure as management consultant to the Company, effective August 8, 2003. In accordance with the terms of the Memorandum of Agreement, the consulting agreement has been terminated. Therefore, effective August 8, 2003, ICI no longer performs managerial, administrative or consulting services to the Company.

NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company and its subsidiary have tax losses at September 30, 2003, which may be available to reduce future year's taxable income. These tax losses carryforward will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full-deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


NOTE 9 - DEBENTURE PAYABLE
________________________________________________________________________________

DEBENTURE

In connection with the Emily Hawes acquisition described in Note 5, the Company issued a debenture in the amount of $75,000, bearing interest at 15% per annum, secured by a floating charge security on all assets of the Company, and due on May 20, 2003 which was extended to December 30, 2003. (Refer to Note 5). During the year ended September 30, 2003, $54,250 of principal was repaid (including the $6,250 for options exercised by the holder of the debenture). To September 30, 2003 interest of $10,828 has been accrued in connection with this debenture.


CONVERTIBLE DEBENTURE

On August 18, 2003, the Company issued a $723,673 subordinated debenture in settlement of approximately $708,525 of debt. The debenture was issued pursuant to the terms of the Memorandum of Agreement between the Company and certain debtors. The debenture: (i) bears interest at 10% per annum payable annually in arrears; (ii) has a term of two years from the date of issuance; (iii) subordinate to bank or lending institutional debt financing; (iv) is convertible into shares of restricted common stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) requires monthly payments of $10,000 beginning December 2003. To September 30, 2003 interest of approximately $8,525 has been accrued in connection with this debenture. As at September 30, 2003, the current portion of this debenture is $100,000, and the long-term portion is $632,198.


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 10 - NOTE PAYABLE
________________________________________________________________________________

In connection with the Emily Hawes acquisition described in Note 5, Petrogen had outstanding loans payable totaling $47,145 at September 30, 2002. Under the terms of the loan agreements, the amounts owing were due, interest free, on August 20, 2002. Pursuant to the terms of the loans, the due date was automatically extended by 90 days, to November 30, 2002, and a flat interest charge of 10% of the outstanding loan balance was incurred since Petrogen defaulted on the repayment of the loans. Interest of $4,714 was accrued in connection with these loans. The loans were repaid in full during the year ended September 30, 2003.

Effective December 10, 2002 Petrogen issued a promissory note in the amount of $35,000 which is unsecured and due on demand. The note bears interest at 1% per month, compounded monthly. In the year ended September 30, 2003, $2,888 in interest has been accrued in connection with this note and $10,000 has been repaid.

NOTE 11 - DEMAND LOAN
________________________________________________________________________________

On August 19, 2003, the Company was advanced $75,000 by way of a demand loan, which is unsecured, non-interest bearing and is without specific repayment terms.

NOTE 12 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

From February 12, 2003 to August 8, 2003, a director of the Company was contracted by Investor Communications, Inc. ("ICI") and was part of the management team provided to the Company by ICI, a shareholder. Effective February 12, 2003 the Company and ICI had entered into a consulting services agreement whereby ICI provided finance, administrative and general managerial services to the Company for an amount not to exceed $10,000 per month for a period of one year and on a month-to-month basis thereafter. Effective August 8, 2003, ICI resigned its tenure as management consultant to the Company in accordance with the terms of the Memorandum of Agreement as described in Note 7. Effective August 8, 2003, this director also resigned. This former director of the Company received $19,625 (2002 - $3,500) from ICI for fees relating to work with the Company.

During  the  year  ended  September  30,  2003,  the  following   related  party
transactions  with  ICI and  its  affiliated  parties  occurred:

o The Company acquired $389,536 of debt owed to ICI and affiliated parties by PTGC in connection with the reverse merger;
o The Company received $634,206 in cash advances from ICI and its affiliated parties;
o  The  Company  incurred  $60,000  for  managerial,   administrative  and
   investor relations services provided to the Company by ICI and its affiliated parties, and $21,736 in miscellaneous expenses;
o The Company paid $363,811 of the debt accrued and owed to ICI and affiliated parties;
o The Company accrued interest in the amount of $22,785 on outstanding debt due to ICI and affiliated parties;
o The Company paid $5,926 of the interest accrued and owed to ICI and affiliated parties;
o On August 18, 2003, the Company settled all outstanding debt and accrued interest due to ICI in the amount of $758,526 by making cash payment of 50,000, and issuing a $723,673 convertible debenture, resulting in a loss on settlement of debt of $15,147. Refer to Note 7 &
   Note 9.


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 12 - RELATED PARTY TRANSACTIONS  (CONTINUED)
________________________________________________________________________________

During the year ended September 30, 2003, management fees of $174,145 were incurred to two directors and officers of the Company. $79,500 (2002 : $0) of the management fees have been capitalized as oil and gas development costs. The directors have each exercised 100,000 options, and the proceeds of $55,000 have been utilized to reduce the debt owed to these directors. At September 30, 2003, these directors are owed approximately $219,735 (2002 : $184,287) for management fees due and payments made on behalf of the Company. These amounts accrue 1% interest per month, and are without specific repayment terms. At September 30, 2003, the Company has accrued $11,205 (2002 : $0) in interest due to these two directors.

The Company is owed approximately $10,500 from a company whose officer is a director of the Company.

During the period, Petrogen retained a Drilling and Operating Agreement (the "Operator's Agreement") entered into with PIL on November 15, 2002, whereby PIL is responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"). Under the terms of the Operator's Agreement, the Company is required to reimburse PIL for all costs incurred by PIL plus an administration fee equal to 10% of the costs incurred by PIL. As further consideration PIL retains a 10% carried interest in the Petrogen Interests. The Operator's Agreement will remain in effect as long as any of the Interests covered by the Operator's Agreement continue to be in operation. At September 30, 2003 $156,315 was incurred to PIL, and $77,756 is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1. In addition, the Company is owed $9,130 from PIL for payments made to PIL. Subsequent to year-end, the Company amended the terms of the agreement with PIL. Refer to Note 5 and Note 15.


NOTE 13 - CAPITAL STOCK
________________________________________________________________________________

PETROGEN'S CAPITAL STOCK

Petrogen's authorized capital stock is 100,000,000 common shares, $0.00001 par value, of which 11,475,000 were issued and outstanding at September 30, 2002. Prior to the reverse acquisition, Petrogen issued 32,000 shares of common stock in connection with the sale of 32,000 units at $0.25 per unit for which proceeds of $8,000 were received prior to September 30, 2002. Each unit consisted on one common share and one common share purchase warrant entitling the holder to acquire an additional common share at a price of $0.50 per share to October 7, 2003 and a price of $0.75 per share to October 7, 2004.

Prior to the reverse acquisition, Petrogen sold an additional 300,000 units at $0.10 per unit for proceeds of $30,000. Each unit consisted of one common share and one-half common share purchase warrant entitling the holder to acquire an additional common share for each whole share purchase warrant at a price of $0.25 per share for a period of two years.

PTGC'S CAPITAL STOCK

Effective February 12, 2003, and prior to completing the merger with Petrogen, the Company completed a 1 for 20 reverse stock split reducing the number of shares of common stock then outstanding from 22,431,693 to 1,121,625.


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 13 - CAPITAL STOCK (CONTINUED)
________________________________________________________________________________

Prior to the reverse acquisition, two outstanding convertible notes totaling $21,525 were converted into a total of 956,666 post-reverse stock split shares of the Company's common stock.

For the period from December 31, 2002 to February 12, 2003, the changes in the capital structure of the company were as follows:


______________________________________________________________________________________________________________________
                                                                                                         Total
                                                                     Paid-in     Share                   Stockholders'
                                                                     capital     Purchase  Accumulated   Equity
                                             Shares      Amount     (Deficit)    Warrants  Deficit       (Deficit)
______________________________________________________________________________________________________________________

Balance, December 31, 2002, as previously
  reported by Hadro                         22,431,693   $22,432   $2,779,578      $ -     $(3,132,448)   $ (330,438)
1 for 20 Reverse stock split               (21,310,068)        -            -        -               -             -
Stock issued on conversion of notes
  payable                                      956,666       957       20,568        -               -        21,525
Hadro net loss for period January 1,
  to February 12, 2003                               -         -            -        -         (41,154)      (41,154)
Stock issued for finders' fees,
  February 12, 2003                            300,000       300      719,700        -        (720,000)            -
Fair value of stock options granted
  with reverse acquisition                           -         -    4,660,000        -      (4,660,000)            -
Shares issued to effect reverse acquisition,
  February 12, 2003                          7,000,000     7,000       (7,000)       -               -             -
                                           ___________________________________________________________________________
Balance, Post-reverse acquisition,
  February 12, 2003                          9,378,291   $30,689   $8,172,846      $ -     $(8,553,602)     (350,067)
                                           ___________________________________________________________________________


On February 12, 2003, pursuant to the terms of the merger agreement, the Company issued 7,000,000 post-reverse stock split shares of its restricted common stock in exchange of all the outstanding shares of Petrogen, and issued 300,000 shares for finder's fees.

On March 21, 2003, the Company issued 1,000,000 shares of common stock for options exercised. The net proceeds of $500,000 were used to reduce existing debt.

On September 29, 2003, the Company issued 235,000 shares for options exercised. The net proceeds of $63,750 were used to reduce existing debt. The Company is obliged to issue another 10,000 shares for options exercised, for net proceeds of $5,000.

As at September 30, 2003, 10,613,291 shares were issued and outstanding.

WARRANTS

On February 12, 2003, pursuant to the terms of the merger agreement, the Company issued 167,189 warrants to various parties. Each warrant entitles the holder to purchase an additional share of PTGC common stock. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the share purchase warrants assumed in connection with a business combination is included in the determination of the purchase price. The fair value of these share purchase warrants as at the date of the reverse acquisition of $357,800 was estimated using the Black-Scholes option pricing model with an expected life of 1.59 years, a risk-free interest rate of 3% and an expected volatility of 188%.


 The following table lists the exercise prices and expiry dates of the warrants.


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 13 - CAPITAL STOCK (CONTINUED)


________________________________________________________________________________
                                                              Weighted     Weighted
                                                              Average      Average
Petrogen Corp.                     Exercise                   Exercise     Remaining
# of Warrants    Date of issue     Price       Expiry date    Price        Contractual Life

    23,715       12-Feb-03           1.20       18-Dec-03
    23,715       12-Feb-03           1.20       20-Dec-03
    14,822       12-Feb-03           0.40       29-Oct-04
    11,857       12-Feb-03           0.50       22-Jun-03
                 & thereafter@       0.80       22-Jun-04
    18,972       12-Feb-03           0.50       09-Aug-03
                 & thereafter @      0.80       09-Aug-04
    29,643       12-Feb-03           0.40       13-Nov-04
    29,643       12-Feb-03           0.40       13-Nov-04
    14,822       12-Feb-03           0.40       14-Nov-04
   _______                                                     ______         __________
   167,189                                                     $ 0.70         0.81 years
   _______                                                     ______         __________


NOTE 14 - STOCK OPTION PLAN
________________________________________________________________________________

On October 15, 2002, the Board of Directors of Hadro Resources approved the adoption of a new incentive stock option plan. The plan provides for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 2,000,000 shares (post-Reverse Stock Split). As per the terms of the merger agreement, on February 12, 2003, the Company granted 2,000,000 options at $0.50, under the Stock Option Plan to the previous holders of options in Petrogen to replace the options previously granted by Petrogen.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB No. 25") and complies with SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123").

In accordance with accounting principles applicable to accounting for business combinations, the fair value of the stock options granted in connection with a business combination is included in the determination of the purchase price. The fair value of these options at the date of grant of $4,660,000 was estimated using the Black-Scholes option-pricing model with an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 210%.

On April 13, 2003, the Company approved the amendment of its incentive stock option plan to provide for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 3,000,000 shares.


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 14 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

On September 10, 2003, the Company approved the amendment of its incentive stock option plan, to provide for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 5,000,000 shares.

During the period the Company granted a total of 2,800,000 stock options at exercise prices ranging from $0.25 to $0.75 per common share. Of these options, 1,435,000 options were granted to non-employees. Of these non-employee stock options, 60,000 are subject to vesting on a straight-line basis over 12 months of which NIL have vested as at September 30, 2003, and the remaining 1,375,000 vested immediately. The remaining 1,365,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 515,000 are subject to vesting on a straight-line basis over 12 months of which 11,000 have vested as at September 30, 2003, and the remaining 850,000 vested immediately.

Certain of the stock options granted to employees were granted with exercise prices less than the market price of the Company's common stock as at the date of grant resulting in an intrinsic value of $20,700 as determined in accordance with APB 25. This intrinsic value will be expensed as the underlying stock options vest. As at September 30, 2003, $16,830 of this intrinsic value has been expensed.

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these stock options. The application of the fair value method as described below resulted in pro forma stock based compensation totaling $304,700 of which $191,580 was disclosed during the period and the remaining $113,120 will be disclosed upon vesting of the underlying stock options.

In accordance with the provisions of SFAS 123, the Company expenses the fair value of stock options granted to non-employees. The application of the fair value method as described below resulted in additional stock based compensation totaling $360,400 of which $345,600 was recorded during the period and the remaining $18,670 will be recorded upon the vesting of the underlying stock options.

The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 174%.

On September 29, 2003, the Company issued 235,000 shares for options exercised. The net proceeds of $63,750 were used to reduce existing debt.

As at September 30, 2003, 4,800,000 options have been granted under the stock option plan. 1,245,000 options have been exercised for net proceeds of $568,750. 1,235,000 common shares have been issued, and the Company is obliged to issue another 10,000 shares. As September 30, 2003, 3,555,000 options were outstanding of which 2,991,000 were vested.


PETROGEN


                                  Notes to the Consolidated Financial Statements
                                                              September 30, 2003


NOTE 14 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________


_________________________________________________________________________________________________________
                                                                                               Weighted
                                                                                   Weighted     Average
                                                                                   Average     Remaining
                              Number of                   Exercise                 Exercise   Contractual
                               Options    Date of issue    Price     Expiry date   Price         Life
                              ___________________________________________________________________________

Granted, February 12, 2003    2,000,000     12-Feb-03       0.50      12-Feb-06

Granted, September 10, 2003   1,550,000     10-Sep-03       0.25      10-Sep-06
                                500,000     10-Sep-03       0.50      10-Sep-06
                                750,000     10-Sep-03       0.75      10-Sep-06

Exercised during the year     1,030,000                     0.50
                                215,000                     0.25
                              _________                                            ________   ___________

Balance, September 30, 2003   3,555,000                                            $ 0.46     2.79 years
                              =========                                            ========   ===========



NOTE 15 - SUBSEQUENT EVENTS
________________________________________________________________________________

o On November 1, 2003, the Company granted 3,200,000 stock options, at exercise prices of $0.20 and $0.25, respectively, per common share, and for various periods and, subject to various vesting provisions;
o On November 1, 2003, the Company the Company approved the amendment of its incentive stock option plan, to provide for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company, not to exceed 10,000,000 shares;
o On November 1, 2003, the Company granted a total of 3,200,000 stock options, at exercise prices of $0.20 and $0.25 respectively, per common share. Of these options, 1,550,000 options were granted to non-employees;
o On November 11, 2003, the Company appointed Mr. Neville M. Henry as President of the Company. Pursuant to the terms and conditions of the consulting agreement, the Company will pay Mr. Henry a one-time signing -up fee of $35,000, and will accrue monthly fees in the amount of $15,000;
o On January 7, 2004, the Company announced that it has entered into a new agreement with its affiliated company, Petrogen International, where PTGC will be assigned 100% of Petrogen International oil and gas assets, also eliminating the 10% operating expenses owed to Petrogen International for development costs on oil and gas properties.


BACK TO TABLE OF CONTENTS


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's principal independent accountant from March 2001 to the current date is Labonte & Co., #610 - 938 Howe Street, Vancouver, British Columbia V6Z 1N9. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of the Company's principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte ("DMCL"). DMCL's address will remain at #610 - 938 Howe Street, Vancouver, British Columbia until approximately mid-summer of 2004. Thereafter, DMCL's address will be 1140 West Pender St., Vancouver, British Columbia, Canada.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         As of the date of this Annual Report, the directors and officers of the Company are as follows:

       Name               Age       Position

Neville M. Henry           53       President

Sacha H. Spindler          41       Chief Executive Officer
                                    and Chairman/Director

L. William Kerrigan        48       Executive Vice President/
                                    Chief Financial Officer/
                                    Secretary and Director

Timothy G. Russell         62       Director


         BIOGRAPHIES OF THE EXECUTIVE OFFICERS/DIRECTORS

     NEVILLE M. HENRY is the President of the Company. Mr. Henry will develop and implement tactical execution of the Company's day-to-day business operations and growth strategy. During the past thirty years, Mr. Henry has acquired considerable operational expertise and knowledge within the oil and gas industry, which includes involvement in the location, acquisition and development of over four billion barrels of oil throughout his career. Prior to Mr. Henry's appointment as President of the Company, Mr. Henry held several senior management positions for over twelve years with Anadarko Petroleum, most notably manager of international exploration and manager of worldwide business development. Prior to Mr. Henry's association with Anadarko Petroleum, Mr. Henry was employed at Adobe Petroleum, Marathon Oil and Unocal Corporation. Mr. Henry has a B.A. in Geology from Macquarie University (Sydney, Australia) and is a graduate of the International Executive Management Program from Columbia University.

     SACHA H. SPINDLER is the Chairman of the Board, a Director and the Chief Executive Officer of the Company. Mr. Spindler was previously the president, of Petrogen. Mr. Spindler, as a co-founder of Petrogen, has developed an entrepreneurial expertise that has spanned over twenty-one years through his having started and operated several successful business ventures, as well as providing supervisory, management and corporate development expertise as a consultant to numerous companies and non-profit organizations over the past 15 years. Mr. Spindler possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the daily responsibilities of corporate operations. During the past six years, Mr. Spindler has developed an in-depth knowledge and understanding of the oil and gas business in the areas of finance, structure, negotiations and prospect leveragability coupled with a fundamentally streamlined approach in the day to day operations of the business. Through his operational acumen and international finance affiliations, Mr. Spindler brings a wealth of knowledge and influence to the Company as its President and CEO, ensuring a long-term vision of creating value through focused commitment and responsible company building methodologies.

     L. WILLIAM KERRIGAN is the Executive Vice President/Chief Financial Officer/Secretary and a director of the Company. Mr. Kerrigan was the executive vice president, chief operating officer and a director of Petrogen. Mr. Kerrigan, as a co-founder of Petrogen, provides the Company with a broad and practical knowledge of the Oil and Gas business in North America and Central & South America, and has developed strong affiliations throughout the entire industry. Through his over twenty years in the industry as a Geologist and Operator, Mr. Kerrigan has specialized in the day to day hands-on operations in the oil and gas field. He has been involved in oil and gas drilling and production from Wyoming to Florida during the span of his career, resulting in numerous discoveries. Additionally, he has gained an acute ability in the development and expansion of existing production utilizing extremely cost-effective methods resulting in highly optimized operations. Mr. Kerrigan completed the detailed regional study of the Mississippian Age Strata of the Cumberland Plateau of Northeast Tennessee and has provided Geologic consulting services and expertise on an international level to oil and gas companies in Ireland, Norway and throughout the United States. Some of his clients include DuPont, Rice Services, and Eastern Natural Gas. Mr. Kerrigan received his degree as an Exploration Geologist from the University in Tennessee.

     TIMOTHY G. RUSSELL is a director of the Company. Mr. Russell is also currently the president of exploration and a director of Wattenberg Properties, LLC, a wholly-owned subsidiary of Petrogen International. During the past twenty-five years, Mr. Russell was employed as exploration manager and division geologist with Amoco Production Company pursuant to which he was instrumental in the development of exploration operations throughout the Middle East. Mr. Russell's tenure with Amoco Production Company included numerous exploration and development initiatives in countries in Africa and the Middle East resulting in several discoveries of oil and gas reserves. Mr. Russell has also acted as a company representative to local Ministries of Petroleum in several foreign countries. Mr. Russell possesses excellent business acumen, planning and supervisory skills as well as strengths in dealing at the government, management and technical levels. Mr. Russell earned a B.A. in Geology at Vanderbilt University and received his Masters Degree in Geology from the University of Tennessee.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the

Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended September 30, 2003.


ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

         As of the date of this Annual Report, none of the directors or officers of the Company are compensated for their roles as directors or executive officers. However, as of the date of this Annual Report, Messrs. Spindler, Kerrigan and Henry derive remuneration from the Company as compensation for consulting services rendered. Officers and directors of the Company may be reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. The Company presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

         Mr. Spindler, a director and the Chief Executive Officer of the Company, currently invoices the Company $15,000.00 per month ($7,500.00 up to August 18, 2003), plus expenses. During the year ended September 30, 2003, $94,645 was accrued for such monthly fees for services rendered to the Company and to Petrogen, which commenced September 2001. Of the $94,645, approximately $30,500 is due and owing by the Company to Mr. Spindler as at September 31, 2003. Furthermore, Mr. Spindler has advanced funds to the Company, and incurred expenses on behalf of the Company. These amounts, in addition to the consulting fees awed, accrue 1% interest per month, and are without specific repayment terms. As of the date of this Annual Report, Mr. Spindler exercised 100,000 Stock Options for aggregate proceeds of $55,000 pursuant to assignment of debt, which amount was utilized to off-set the aggregate amounts due and owing to Mr. Spindler. Therefore, at September 30, 2003, Mr. Spindler was owed approximately $77,776 for accrued advances, consulting fees and interest.

         Mr. Kerrigan, the Executive Vice President and Chief Financial Officer of the Company, currently invoices the Company $7,000.00 per month (plus expenses). During the year ended September 30, 2003, $79,500 was accrued for such monthly fees for services rendered to the Company and to Petrogen, which commenced September 2001. Of the $79,500, $58,500 is due and owing by the Company to Mr. Kerrigan as at September 31, 2003. Furthermore, Mr. Kerrigan has advanced funds to the Company, and incurred expenses on behalf of the Company. These amounts, including, in addition to the consulting fees owed, accrue 1% interest per month, and are without specific repayment terms. As of the date of this Annual Report, Mr. Kerrigan exercised 100,000 Stock Options for aggregate proceeds of $55,000, which amount was utilized to off-set the aggregate amounts due and owing to Mr. Kerrigan. Therefore, at September 30, 2003, Mr. Kerrigan was owed approximately $153,164 for accrued advances, consulting fees and interest. See "Summary Compensation Table" below.

         HENRY CONSULTING AGREEMENT

         On November 18, 2003 and effective January 1, 2004, the Company, Petrogen and Neville M. Henry, the President of the Company, entered into a management consulting services agreement (the "Henry Consulting Agreement"). Pursuant to the terms and provisions of the Henry Consulting Agreement, Mr. Henry has agreed to provide operational, managerial and consulting services to the Company consistent with his position as President of the Company. Pursuant to further terms and provisions of the Henry Consulting Agreement, the Company shall: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), provided that only $7,500.00 of the Fee shall actually be paid by the Company to Mr. Henry from the effective date up to and including January 2004 and thereafter only $10,000.00 of the Fee shall actually be paid monthly by the Company to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as the Company is in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimburse certain expenses.

         CONSULTING SERVICES AGREEMENT

         As of August 8, 2003, the following amounts were due and owing to ICI by the Company: (i) $21,736 as accounts payable; (ii) $104,789 as advances;
(iii) $6,784 as accrued interest on advances; (iv) $590,500 as demand loans; and
(v) 17,566 as accrued interest on the demand loans. Mr. Grant Atkins, a prior director of the Company, was contracted by ICI and was part of the management team provided by ICI to the Company. During fiscal year ended September 30, 2003, Mr. Atkins received an aggregate of $19,625 from ICI for services provided to the Company. As of August 18, 2003, the Company also owed Mr. Atkins an aggregate of $15,385 plus $1,767 in accrued interest for payments personally made by Mr. Atkins on behalf of the Company. All such amounts due and owing to ICI, affiliate parties and Mr. Atkins formed part of amounts due by the Company to certain various debtholders under a subordinated debenture. See "Item 3. Legal Proceedings", "Item 5. Market for Common Equity and Related Stockholder Matters" and "Item 6, Management's Discussion and Analysis or Plan of Operation." See "Summary Compensation Table" below.


SUMMARY COMPENSATION TABLE

                              Annual Compensation          Awards         Payouts
                             ______________________     ______________    _______
                               $        $        $       $        #         $       $
Name and Position     Year   Salary   Bonus    Other    RSA    Options     LTIP   Other
_________________     ____   ______   _____    _____    ___    _______     ____   _____

                                                  (1)
Gene D. Wilson        2000     0        0     $ 1,050    0        0         0       0
Prior Director        2001     0        0           0    0        0         0       0
                      2002     n/a
                      2003     n/a

Jurgen A. Wolf        2001     0        0           0    0        0         0       0
Prior Director        2002     0        0           0    0        0         0       0
                      2003     n/a

                                                  (2)
Grant Atkins          2000     0        0           0    0        0         0       0
Director              2001     0        0     $18,500    0        0         0       0
                      2002     0        0     $19,625    0        0         0       0
                      2003     0        0     $          0        0         0       0

                                                  (3)
Sacha Spindler        2000     0        0           0    0        0         0       0
Director/CEO          2001     0        0     $26,000    0        0         0       0
                      2002     0        0     $78,000    0        0         0       0
                      2003     0        0     $94,645    0    1,250,000*    0       0






                                                  (4)
L. William Kerrigan   2000     0        0           0    0        0         0       0
Exec. Vice Pres./     2001     0        0     $25,000    0        0         0       0
CFO and Director      2002     0        0     $75,000    0        0         0       0
                      2003     0        0     $79,500    0      675,000*    0       0

Neville M. Henry      2003     n/a      0           0    0    1,400,000*    0       0
Pres.

Timothy G. Russell    2003     0        0     $   -0-    0      358,000*    0       0
Director
_______________________________________________________________________________________


*See "Item 10. Executive Compensation - Stock Option Plan - Options/SAR Grants
 Table" below.

         (1)
         Received pursuant to a contractual arrangement between the Company and Gene D. Wilson during the time he was a director of the Company regarding certain New Mexico prospects.
         (2)
         Grant Atkins indirectly receives compensation from the Company through the previous contractual relationship between the Company and ICI.
         (3)
         Amounts  reflected  are the  accrual  of  compensation  to be  received pursuant to monthly amounts invoiced by Mr. Spindler for consulting services performed, of which $64,145 has been received by Mr. Spindler.
         (4)
         Amounts reflected are the accrual of compensation to be received pursuant to monthly amounts invoiced by Mr. Kerrigan for consulting services performed, of which $21,000 has been received by Mr. Kerrigan.



STOCK OPTION PLAN

         As of the date of this Annual Report, there are an aggregate of 8,000,000 stock options granted and outstanding. Stock options granted to executive officers and directors of the Company are as reflected below in the "Options/SAR Grants Table." As of the date of this Annual Report, certain Stock Options have been exercised. See "Aggregate Options/SAR Exercises" below.


         OPTIONS/SAR GRANTS TABLE

____________________________________________________________________________________
                   Number of
                   Securities
                   Underlying     Percent of Total                        Date of
Name               Options        Options Granted      Exercise Price     Expiration
____________________________________________________________________________________

                          (1)
Investor            1,000,000          12.50%              $0.50           02/12/06
 Communications
 International,
 Inc.(2)


Sacha Spindler        500,000                              $0.50           02/12/06
                      325,000                               0.25           09/10/06
                      175,000                               0.50           09/10/06
                      250,000                               0.20           11/01/08
                    _________

              Total 1,250,000          15.63%




William Kerrigan      300,000                              $0.50           02/12/06
                      225,000                               0.25           09/10/06
                      100,000                               0.50           09/10/06
                    _________

              Total   625,000           7.81%

                          (3)
Neville Henry         200,000                              $0.25           11/01/08
                      600,000                               0.25           11/01/08
                      600,000                               0.25           11/01/13
                    _________
                          (4)
              Total 1,400,000          17.50%

                          (5)
Timothy Russell        18,000                              $0.50           02/12/06
                       40,000                               0.25           09/10/06
                       50,000                               0.50           09/10/06
                      250,000                               0.75           09/10/06
                    _________
                          (6)
              Total   358,000           4.48%

Total               4,683,000          57.54%
____________________________________________________________________________________


  (1)
    Pursuant to certain Notice and Agreements of Option, certain contractors to ICI exercised 1,000,000 Stock Options at the exercise price of $0.50 per option to acquire 1,000,000 shares of the Common Stock of the Company. Pursuant to the terms and provisions of the Consulting Agreement, the Company previously granted to ICI 1,000,000 Stock Options (which were subject to an S-8 registration statement filed with the Securities and Exchange Commission). In connection with the exercise of the Stock Options, the shares of Common Stock of the Company were issued to certain contractors of ICI who have provided bona fide services to the Company under the Consulting Agreement.
  (2)
    Grant Atkins, a director of the Company until August 8, 2003, was employed by and a part of the management team of ICI.
  (3)
    Of the 1,400,000 Stock Options granted to Mr. Henry: (i) 1,200,000 Stock Options vest over a thirty-six-month period commencing from November 1, 2003 (of which 33,333 Stock Options exercisable at $0.25 per share expiring November 1, 2013 have vested as of the date of this Annual Report); and (ii) 600,000 Stock Options vest over a thirty-six-month period with cancellation twelve months from each vesting period (of which 33,333 Stock Options exercisable at $0.25 per share expiring November 1, 2008 have vested as of the date of this Annual Report).
 (4)
   Calculated upon an aggregate 8,000,000 Stock Options granted as of the date of this Annual Report and assuming that all Stock Options will vest accordingly.
 (5)
   Of the 358,000 Stock Options granted to Mr. Russell: (i) 18,000 Stock Options vested upon grant; (ii) 40,000 Stock Options vest over a twelve-month period commencing from September 10, 2003 (of which 13,336 Stock Options exercisable at $0.25 per share expiring September 10, 2006 have vested as of the date of this Annual Report); (ii) 50,000 Stock Options vest over a twelve-month period commencing from September 10, 2003 (of which 16,664 Stock Options exercisable at $0.50 expiring September 10, 2006 have vested as of the date of this Annual Report); and (iii) 250,000 Stock Options vest over a twelve-month period commencing from September 10, 2003 (of which 83,336 Stock Options exercisable at $0.75 per share expiring September 10, 2006 have vested as of the date of this Annual Report).
 (6)
   Calculated upon an aggregate of 8,000,000 Stock Options granted as of the date of this Annual Report and assuming that all Stock Options will vest accordingly.




         AGGREGATED OPTIONS/SAR EXERCISES
__________________________________________________________________________________________________
                                                       Number of Securities         Value of
               Shares Acquired                        Underlying Unexercised      Unexercised in-
Name             On Exercise       Value Realized            Options             the-money Options
__________________________________________________________________________________________________

                        (1)
Investor          1,000,000             n/a                       -0-                   -0-
 Communications
 International,
 Inc.

                        (2)
Sacha               100,000           $350.00               1,150,000                   n/a
 Spindler

                        (3)
William             100,000           $350.00                 525,000                   n/a
 Kerrigan
__________________________________________________________________________________________________


 (1)
   Pursuant to certain Notice and Agreements of Option, certain contractors to ICI have exercised 1,000,000 Stock Options at the exercise price of $0.50 per option to acquire 1,000,000 shares of the Common Stock of the Company. Pursuant to the terms and provisions of the Consulting Services Agreement, the Company previously granted to ICI 1,000,000 Stock Options (which were subject to an S-8 registration statement filed with the Securities and Exchange Commission). In connection with the exercise of the Stock Options, the shares of Common Stock of the Company were issued to certain contractors of ICI who have provided bona fide services to the Company under the Consulting Services Agreement. Therefore, no value was realized by ICI pursuant to the exercise of such Stock Options.
 (2)
  Pursuant to certain Notice and Agreements of Option, Mr. Spindler exercised an aggregate 100,000 Stock Options to acquire 100,000 shares of the Common Stock of the Company as follows: (i) 10,000 Stock Options were exercised on September 23, 2003 at an exercise price of $0.50 per share; and (ii) 90,000 Stock Options were exercised on September 29, 2003 at an exercise price of $0.25 per share. Based upon an average trading price of $0.22 on September 23, 2003 and an average trading price of $0.285 on September 29, 2003, Mr. Spindler realized an aggregate net value of approximately $350.00.
 (3)
  Pursuant to certain Notice and Agreements of Option, Mr. Kerrigan exercised an aggregate 100,000 Stock Options to acquire 100,000 shares of the Common Stock of the Company as follows: (i) 10,000 Stock Options were exercised on September 23, 2003 at an exercise price of $0.50 per share; and (ii) 90,000 Stock Options were exercised on September 29, 2003 at an exercise price of $0.25 per share. Based upon an average trading price of $0.22 on September 23, 2003 and an average trading price of $0.285 on September 29, 2003, Mr. Kerrigan realized an aggregate net loss of approximately $350.00.


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

         As of the date of this Annual Report, there are 10,613,291 shares of Common Stock issued and outstanding.


_______________________________________________________________________________________
Title of Class          Name and Address of          Amount and Nature          Percent
                         Beneficial Owner                of Class              of Class
_______________________________________________________________________________________

                                                            (1)(2)
Common Stock       Sacha Spindler                        3,359,485              28.56%
                   Unit Holdings Ltd.
                   4450 Arapahoe Avenue
                   Boulder, Colorado 80303

                                                            (1)(3)
Common Stock       L. William Kerrigan                   2,615,932              23.49%
                   3130 Caldwell Road
                   Ashland City, Tennessee 37015

                                                               (4)
Common Stock       Neville M. Henry                      1,400,000              13.19%
                   3200 Southwest Freeway
                   Suite 3300
                   Houston, Texas 77027

                                                               (5)
Common Stock       Timothy G. Russell                      380,233               3.58%
                   3200 Southwest Freeway
                   Suite 3300
                   Houston, Texas 77027

                                                               (1)
Common Stock       Petrogen International Ltd.           1,750,000              16.49%
                   3200 Southwest Freeway
                   Suite 3300
                   Houston, Texas 77027

                                                               (6)
Common Stock       All current officers and              7,755,650              55.13%
                   directors as a group
                   (4 persons)
_______________________________________________________________________________________





 (1)
     These are restricted shares of common stock.
 (2)
     Held of record either by Sacha Spindler or Unit Holdings Ltd., of which Mr. Spindler is the sole director/officer and majority shareholder. Includes the assumption of the exercise of 1,150,000 Stock Options to acquire 1,150,000 shares of Common Stock. Mr. Sacha H. Spindler is an initial founding shareholder of Petrogen.
 (3)
     Includes the assumption of the exercise of 525,000 Stock Options to acquire 525,000 shares of Common Stock. Mr. L. William Kerrigan is an initial founding shareholder of Petrogen.
 (4)
     This figure includes the assumption of the exercise by Mr. Henry of 1,400,000 Stock Options to acquire 1,400,000 shares of Common Stock. As of the date of this Annual Report, an aggregate of 66,666 Stock Options have vested. Of the remaining 1,360,000 Stock Options: (i) 580,000 Stock Options exercisable at $0.25 per share expiring November 1, 2013 will vest over the next thirty-four months; and (ii) 580,000 Stock Options exercisable at $0.25 per share expiring November 1, 2008 will vest over the next thirty-four months. As of the date of this Annual Report, no Stock Options have been exercised by Mr. Henry.
 (5)
     This figure includes the assumption of the exercise by Mr. Russell of 358,000 Stock Options to acquire 358,000 shares of Common Stock. As of the date of this Annual Report, an aggregate of 131,336 Stock Options have vested. Of the remaining 226,664 Stock Options: (i) 26,664 Stock Options exercisable at $0.25 per share expiring September 10, 2006 will vest over the next eight months; (ii) 33,336 Stock Options exercisable at $0.50 per share will vest over the next eight months; and (iii) 166,664 Stock Options exercisable at $0.75 per share expiring September 10, 2006 will vest over the next eight months.
 (6)
     Includes the assumption of the exercise of 3,455,233 Stock Options to acquire 3,455,233 shares of Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of the date of this Annual Report, Messrs. Spindler and Kerrigan derive remuneration from the Company as compensation for consulting services rendered. During the year ended September 30, 2003, $94,645 was accrued for such monthly fees for services rendered to the Company and to Petrogen, which commenced September 2001. Of the $94,645, approximately $30,500 is due and owing by the Company to Mr. Spindler as at September 31, 2003. Furthermore, Mr. Spindler has advanced funds to the Company, and incurred expenses on behalf of the Company. These amounts, in addition to the consulting fees awed, accrue 1% interest per month, and are without specific repayment terms. As of the date of this Annual Report, Mr. Spindler exercised 100,000 Stock Options for aggregate proceeds of $55,000 , which amount was utilized to off-set the aggregate amounts due and owing to Mr. Spindler. Therefore, at September 30, 2003, Mr. Spindler was owed approximately $77,776 for accrued advances, consulting fees and interest.

         Mr. Kerrigan, the Executive Vice President/Chief Financial Officer and a director of the Company, currently invoices the Company $7,000.00 per month (plus expenses). During the year ended September 30, 2003, $79,500 was accrued for such monthly fees for services rendered to the Company and to Petrogen, which commenced September 2001. Of the $79,500, $58,500 is due and owing by the

Company to Mr. Kerrigan as at September 31, 2003. Furthermore, Mr. Kerrigan has advanced funds to the Company, and incurred expenses on behalf of the Company. These amounts, including, in addition to the consulting fees owed, accrue 1% interest per month, and are without specific repayment terms. As of the date of this Annual Report, Mr. Kerrigan exercised 100,000 Stock Options for aggregate proceeds of $55,000 , which amount was utilized to off-set the aggregate amounts due and owing to Mr. Kerrigan. Therefore, at September 30, 2003, Mr. Kerrigan was owed approximately $153,164 for accrued advances, consulting fees and interest.

         HENRY CONSULTING AGREEMENT

         The Company, Petrogen and Neville Henry, the President of the Company, entered into a management consulting services agreement dated November 18, 2003 and effective January 1, 2004 (the "Henry Consulting Agreement"). Pursuant to the terms and provisions of the Henry Consulting Agreement, Mr. Henry has agreed to provide operational, managerial and consulting services to the Company consistent with his position as President of the Company. Pursuant to further terms and provisions of the Henry Consulting Agreement, the Company shall: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), provided that only $7,500.00 of the Fee shall actually be paid by the Company to Mr. Henry from the effective date up to and including January 2004 and thereafter only $10,000.00 of the Fee shall actually be paid monthly by the Company to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as the Company is in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimburse certain expenses.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  The  following  exhibits  are  filed  as part of this  Annual
                   Report:

                   10.1 Management Consulting Services Agreement between
                        Petrogen Corp., Petrogen, Inc. and Neville M. Henry dated November 18, 2003 and effective January 1, 2004.

                   10.02 Management Services Agreement between Petrogen Corp.,
                         Petrogen, Inc. and Timothy Roche dated March 10, 2003.

                   31.1 Certification of Chief Executive Officer Pursuant to
                        Rule 13a-14(a) or 15d-14(a).

                   31.2 Certification of Chief Financial Officer Pursuant to
                        Rule 13a-14(a) or 15d-14(a).

                   32.1 Certification of Chief Executive Officer and Chief
                        Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

              (b) Reports on Form 8-K:

                   (i) 8-K Report filed on February 19, 2003 - Item 1. Changes in Control of Registrant.

                   (ii)8-K Report filed on August 14, 2003 - Item 5. Other
                       Events and Regulation FD Disclosure.


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

                                          PETROGEN CORP.

Dated: January 14, 2004                   By:  /s/ SACHA H. SPINDLER
                                              __________________________________
                                              Sacha H. Spindler
                                              Chief Executive Officer


Dated: January 14, 2004                   By: /s/ L. WILLIAM KERRIGAN
                                              __________________________________
                                              L. William Kerrigan
                                              Executive Vice President and
                                              Chief Financial Officer