Form 10KSB
period 2003-12-31
PETROGEN CORP
filed 2004-04-14
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934



[X] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from October 1, 2003 to December 31, 2003


                         Commission file number 0-25579

                                 PETROGEN CORP.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

             NEVADA                                               97-0571853
________________________________                             ___________________
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)



                       3220 Southwest Freeway, Suite 3300
                              Houston, Texas 77027
                    ________________________________________
                    (Address of Principal Executive Offices)

                                 (713) 402-6115
                           ___________________________
                           (Issuer's telephone number)


                               September 30, 2003
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE
                                ________________
                                (Title of class)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $0.001
                         ______________________________
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]    No  [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its more recent fiscal year (ending December 31, 2003): $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 30, 2004: $589,457.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of March 31, 2004
_____                                       ________________________________

Common Stock, $.001 par value                           12,833,291


TO TABLE OF CONTENTS

                                                                     FORM 10-KSB
                                                               December 31, 2003


TABLE OF CONTENTS

      TABLE OF CONTENTS.......................................................3

   PART  1....................................................................6

      ITEM 1. DESCRIPTION OF BUSINESS.........................................6

            BUSINESS DEVELOPMENT..............................................6

            CURRENT BUSINESS OPERATIONS.......................................6

            OIL AND GAS PROPERTIES............................................7

                  EMILY HAWES FIELD PROJECT...................................8

                  BAXTERVILLE FIELD...........................................9

                  S. J. HOOPER #1.............................................9

                  BROWN GOVERNMENT LEASE.....................................10

                  ADAMS RANCH................................................11

                  MATAGORDA ISLAND PIPELINE..................................12

            PRIOR BUSINESS OPERATIONS........................................13

                  ACQUISITION OF PETROGEN INC................................13

            EMPLOYEES........................................................15

                  MANAGEMENT CONSULTING SERVICES AGREEMENT...................15

                  MANAGEMENT SERVICES AGREEMENT..............................16

                  CONSULTING SERVICES AGREEMENT..............................16

            RISK FACTORS.....................................................16

      ITEM 2. DESCRIPTION OF PROPERTIES......................................21

            OIL AND GAS PROPERTIES...........................................21

            OFFICE LOCATION..................................................21

      ITEM 3. LEGAL PROCEEDINGS..............................................21

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........22


   PART II...................................................................23

      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS......23

            MARKET INFORMATION...............................................23

                  HOLDERS....................................................23

                  DIVIDENDS..................................................23

                  REVERSE STOCK SPLIT........................................23

            SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
            PLANS............................................................24

                  STOCK OPTION PLAN..........................................24

                  COMMON STOCK PURCHASE WARRANTS.............................27

            RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL
            OF THE COMPANY...................................................28

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......29

            FOR FISCAL YEAR DECEMBER 31, 2003 (THREE MONTHS).................29

            LIQUIDITY AND CAPITAL RESOURCES..................................30

            PLAN OF OPERATION................................................31

            MATERIAL COMMITMENTS.............................................32

                  HENRY CONSULTING AGREEMENT.................................32

                  CONSULTING SERVICE AGREEMENT/SUBORDINATED DEBENTURE........33

                  DEBENTURE..................................................34

            AMOUNTS DUE TO RELATED PARTIES...................................34

            OFF-BALANCE SHEET ARRANGEMENTS...................................34

      ITEM 7. FINANCIAL STATEMENTS...........................................34

      INDEX TO FINANCIAL STATEMENTS..........................................35

            AUDITORS' REPORT.................................................36

            CONSOLIDATED BALANCE SHEETS......................................37

            CONSOLIDATED STATEMENTS OF OPERATIONS............................38

                                                                     FORM 10-KSB
                                                               December 31, 2003


            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  [DEFICIT].......39

            CONSOLIDATED STATEMENTS OF CASH FLOWS............................41

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS...................42

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURES......................................59


   PART III..................................................................59

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT.............59

            IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS...............59

                  BIOGRAPHIES OF THE EXECUTIVE OFFICERS/DIRECTORS............60

                  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS...................62

            AUDIT COMMITTEE..................................................62

            AUDIT COMMITTEE FINANCIAL EXPERT.................................62

            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................62

      ITEM 10. EXECUTIVE COMPENSATION........................................63

            COMPENSATION OF OFFICERS AND DIRECTORS...........................63

                  HENRY CONSULTING AGREEMENT.................................63

                  SUMMARY COMPENSATION TABLE.................................65

            STOCK OPTION PLAN................................................66

                  OPTIONS/SAR GRANTS TABLE...................................66

                  AGGREGATED OPTIONS/SAR EXERCISES...........................67

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCK MATTERS..........................68

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................70

               HENRY CONSULTING AGREEMENT....................................70

               INDEMNIFICATION OF DIRECTORS AND OFFICERS.....................71

      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................72

      ITEM 14. PROFESSIONAL ACCOUNTANT FEES AND SERVICES.....................72

                  AUDIT FEES.................................................72

                  FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION
                  FEES.......................................................72

                  ALL OTHER FEES.............................................72

   SIGNATURES................................................................73

   EXHIBIT 10.2..............................................................75

   EXHIBIT 31.1..............................................................76

   EXHIBIT 31.2..............................................................77

   EXHIBIT 32.1..............................................................78

   EXHIBIT 32.1..............................................................79

                                                                     FORM 10-KSB
                                                               December 31, 2003


                           FORWARD LOOKING STATEMENTS

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

AVAILABLE INFORMATION

Petrogen Corp. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                                                     FORM 10-KSB
                                                               December 31, 2003


PART  1

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Petrogen Corp. is a corporation organized under the laws of the State of Nevada (the "Company"). The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and on the Frankfurt Stock Exchange in Germany under the symbol "PTD".

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

CURRENT BUSINESS OPERATIONS

The Company is an energy company specializing in the development of domestic energy. With operations based in Houston, Texas, the Company, and its wholly owned subsidiary, Petrogen, is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. In contrast to traditional exploration and production competitor companies, the Company follows a lower risk exploitation approach of properties with a known history of production. The Company's core business strategy is to acquire interests in proved developed reserves that couple immediate recompletion opportunities with undeveloped upside.

The Company's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming, Emily Hawes Field in southern Texas and Adams Ranch Field in east Texas. The Company has acquired interests in four properties spanning over approximately 8,750 net acres with what management believes to be proven reserves in several reserve categories that can potentially be tapped longer term with targeted exploration efforts.

On November 15, 2002, Petrogen entered into a drilling and operating agreement (the "Operating Agreement") with Petrogen International Inc ("Petrogen International"), whereby Petrogen International was responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"). Under the terms of the Operating Agreement, the Company was required to reimburse Petrogen International for all costs incurred by Petrogen International plus an administration fee equal to 10% of the costs incurred by Petrogen International. As further consideration, Petrogen International retained a 10% carried interest in the Interests.

The Operating Agreement was to remain in effect as long as any of the Interests covered by the Operating Agreement were to continue to be in operation. Effective November 15, 2003, Petrogen International and the Company agreed to terminate the Operating Agreement. The termination of the Operating Agreement includes (i) the assignment by Petrogen International to the Company of all of Petrogen International's assets, consisting of certain oil and gas properties;

                                                                     FORM 10-KSB
                                                               December 31, 2003


(ii) the termination of the Operating Agreement pursuant to which Petrogen International was the exclusive operator to all such oil and gas assets; (iii) the termination of a ten percent (10%) carried interest in and to such oil and gas assets by Petrogen International, which included the termination of the right to charge administrative fee of ten percent (10%) of project costs for all development expenditures incurred. Petrogen International has retained its equity ownership of 1,695,000 shares of the Company's restricted Common Stock. Furthermore, in order to avoid any potential conflict of interest, the terms and provisions of the assignment agreement will not require the Company to pay any consideration to Petrogen International for assignment of the oil and gas assets or for termination of the Operating Agreement.

As of the date of this Annual Report, the Company has the right to operate these and additional properties or to utilize other operators at its discretion.

Under the terms and provisions of the Operating Agreement as described above, the Company was required to reimburse Petrogen International for all costs incurred by Petrogen International plus an administration fee equal to 10% of the costs incurred by Petrogen International. As of the date of this Annual Report, the Operating Agreement has been terminated. However, at December 31, 2003, $161,315 was incurred to Petrogen International and $73,626 was due and owing to Petrogen International pursuant to the terms and provisions of the Operating Agreement. As of the date of this Annual Report, these amounts remain due and owing by the Company to Petrogen International.

As of the date of this Annual Report, the Company's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming, Emily Hawes Field in southern Texas and Adams Ranch Field in east Texas. It is anticipated that the Company's ongoing efforts, subject to adequate funding being available, will be focused upon the development of its Texas properties through potential joint venture development opportunities the Company is currently negotiating and will additionally continue to be focused upon placing shut-in gas wells located on its properties in the states of Mississippi and Wyoming back into production, and to thereafter implement additional development operations on these same properties with the commencement of drilling new wells into proven undeveloped reserves. The Company plans to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunity for the Company and its shareholders over the immediate, near and long term.

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

                                                                     FORM 10-KSB
                                                               December 31, 2003


Emily Hawes Field Project

PRODUCTIVE WELLS AND ACREAGE. The Company holds a 95% working interest and a 77.5% net revenue interest in approximately 1,571 gross (1,156.65 net) undeveloped acreage of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). In consideration therefore, the Company issued a floating charge debenture in the amount of $75,000.00 and certain notes payable totaling $47,145 to certain lessors. As at December 31, 2003, the notes aggregating $47,145 have been paid in full. The oil and gas leases relating to the Emily Hawes Field will terminate by October 31, 2004 unless operations have commenced upon the property prior thereto, which, in such event, the leases will continue indefinitely. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments".

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

To realize what management of the Company believes to be remaining existing reserves, the Company, subject to financing or joint venture operating agreements with industry peers, plans to drill offset wells, utilizing proper completion techniques to control sand production. Management intends to utilize data derived from the new wells to subsequently drill step-out locations to efficiently and economically drain the reservoir. Management believes that three to six wells will be needed to completely develop the Miocene reservoir. Future drilling will also include a well to test the oil and gas potential of multiple sands in the Frio. Management anticipates that a test well in the Frio could potentially prove significant recoverable reserves.

PRESENT ACTIVITIES. As of the date of this Annual Report, the Company is not engaged in any drilling activity on the Emily Hawes Field. The Company has submitted initial documentation to the Texas State Railroad Commission to receive permitting to commence drilling operations. Management of the Company has been advised that receipt of a drilling permit from the Texas State Railroad Commission is valid for a limited period of time. Therefore, management has determined that the Company will not commence or meet drilling commitment dates until the Company is in receipt of sufficient funding to implement drilling operations or has entered into joint venture operating commitments that will see the development of the property. Management of the Company believes that such drilling operations when commenced may result in the spudding of at least one gas wellbore test.

                                                                     FORM 10-KSB
                                                               December 31, 2003


Baxterville Field

PRODUCTIVE WELLS AND ACREAGE. Pursuant to an agreement between Petrogen and US Gas Systems Corp. (the "Baxterville Agreement"), the Company holds a 75% working interest and a 75% net revenue interest in all oil production and a 50% working interest and a 75% net revenue interest on all gas development in approximately 680 gross (513 net) undeveloped acreage of oil and gas leases located in LaMar County and Marion County, Mississippi (the "Baxterville Field"). Pursuant to the terms and provisions of the Baxterville Agreement, Petrogen agreed to recomplete four existing well-bores and further develop additional infill drilling opportunities and proven undeveloped oil and gas reserves located on the Baxterville Field. The oil and gas leases relating to the Baxterville Field may terminate in the event that certain performance criteria are not adhered to or complied with by the Company. However, the Company has recently made arrangements with US Gas Systems Corp. to extend the terms of the existing agreement by at least an additional eighteen month period. Such oil and gas leases are "farm-in" style agreements, which provide for certain performance criteria that are currently being met by the Company.

The Baxterville Field is located within the Interior Salt Basin of Mississippi. Within this basin, deformation of deeply buried salt has created numerous faulted anticlines. When overlain by porous and permeable sands, these structures create excellent traps for oil and natural gas. The Baxterville Field consists of a faulted anticline overlying a deep-seated salt structure. This well-defined geologic structure has a proven aerial extent in excess of 13,000 acres. More than 300 wells in this area have produced approximately 262 MMBO and 450 BCFG. Management of the Company believes that the tracts it controls within the legal limits of Baxterville Field are excellent examples of this type of oil and gas productive structure.

PRESENT ACTIVITIES. As of the date of this Annual Report, there are four existing shut-in well-bores located on the Baxterville Field. The Company developed operations at Baxterville Field throughout the summer months of 2003. To date, the Company has recompleted one wellbore anticipating oil production after completion. However, after significant water production, the Company shut-in operations and is currently analyzing the reservoir and alternative recovery methods with the aid of a third party production engineer. Management believes that these four well bores have produced a total of 489,000 BO and 11 BCFG. Management believes that combined, the four well-bores may represent a total of eight re-completion opportunities with proven reserves in several reserve categories.

S. J. Hooper #1.

Additionally, the Company controls a 100% working interest and a 77% net revenue interest in the S.J. Hooper #1 well-bore, which lies adjacent to the Baxterville Field (the "Hooper Lease"). Management of the Company believes that the Hooper Lease is a valuable addition to the Company's ongoing Baxterville Field development strategy. The Hooper well-bore falls below the Company's criteria for acquisition, however, geophysical log analysis of the well-bore indicates that there is a high probability of significant productive gas zones. Coupled with Baxterville Field, the Hooper Lease meets Mississippi's minimum acreage spacing requirements for a gas wellbore completion and is, therefore, a key component in the Company's development of potential gas reserves in its Baxterville Field interests. Management anticipates that potentially recoverable oil reserves can be exploited through the recompletion and secondary work-over operations and will, thereafter, attempt to perforate the potential gas bearing zones to attempt a natural gas completion. The Company is also considering the potential to "twin" the well bore (hydrocarbons produced from two zones at the same time) once clarification pursuant to spacing requirements is received from the Mississippi State Oil and Gas Board and adequate funding is available.

                                                                     FORM 10-KSB
                                                               December 31, 2003


PRESENT ACTIVITIES. Management of the Company believes that the Baxterville Field represents an outstanding opportunity to develop low-risk low-cost oil and gas reserves and, as of the date of this Annual Report, plans a twofold development strategy to realize these reserves. Pursuant to the terms and provisions of the Baxterville Agreement, the Company plans to re-enter and re-complete the four existing shut-in well-bores and produce remaining reserves management believes are exploitable from the existing well-bores. The
Baxterville Agreement provides that the Company must further develop the property after commencing recompletion operations by meeting certain operational milestones within a set period of time. Management of the Company believes that this may enable the Company to engage upon full development of the entire acreage block through six potential oil and two gas infill-drilling locations to exploit what management believes to be undeveloped reserves.

Initial recompletion operations on the Hooper Lease were commenced on January 12, 2003 and successfully completed on January 17, 2003. A separator tank required repairs thereafter. After tank repairs were completed, the well-bore produced about 17 BOD for approximately two weeks. Secondary recompletion operations were initiated resulting in a hole in the tubing temporarily shutting in the well-bore. Management of the Company anticipates that an additional work-over could be undertaken on the S.J. Hooper # 1 wellbore to potentially re-establish and increase the initial well-bore productivity described above, after which time sufficient production data could be gathered for interpretation by the Company providing insight as to which specific work-over treatments will result in the most potential increase in daily production from the well-bore.

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

The Company also currently is under the terms of an agreement with the vendor of the Brown Government Lease, Coronado Oil Company, that delineates an additional 440 acres within an area of mutual interest (the "AMI"). The AMI also comprises part of the Brown Government Lease, in which the Company shall hold, upon completion of acquisition, a 100% working interest of an 80% net revenue interest, which will subsequently convert to a 75% working interest of an 82.5% net revenue interest, in existing and future wells located in the Brown Government Lease. The Brown Government Lease is located on the western flank of the Bighorn Basin and exhibits 1,000 feet of closure and encompasses approximately 800 acres. This asymmetric basin has produced in excess of 2 million barrels of oil and more than 1 trillion cubic feet of natural gas. Compressional forces related to the building of the Rocky Mountains created numerous structural folds (anticlines), which subsequently filled with oil and/or gas. Within a 15-mile radius of the Brown Government Lease, twenty such anticlines are located which are oil and gas productive.

                                                                     FORM 10-KSB
                                                               December 31, 2003


The Brown Government Lease consists of twelve wells previously drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes. Management of the Company reformulated an operations agenda with the Wyoming Bureau of Land Management, which was initiated during the month of September, 2003. However, as of the date of this Annual Report, plans are underway to commence operations with the Bureau's assistance for second quarter 2004.

PRESENT  ACTIVITIES.  On May 8th, 2003,  the Company and Sierra Gas  Corporation
("SGC") entered into a preliminary gas sales contract (the "Gas Sales Contract"), pursuant to which SGC shall, upon Petrogen's successful production of natural gas hydrocarbons, gather gas from the Enos Creek property as productive capacity is brought on stream and made available for purchase. The terms of the Gas Sales Contract also provide that the Company will be paid 90% of Colorado Interstate Gas at First of Month Index Price. As of the date of this Annual Report, no gas sales have been made due to the relationship with the Enos Creek operations vis a vis the Brown Government Lease. Management of the Company anticipates that subject to successful well recompletions being conducted, its first gas sales in this regard may commence by approximately third quarter 2004.

In anticipation of completing the Gas Sales Contract with Sierra and as part of the commitments made between Petrogen, Coronado Oil Company and the Wyoming Bureau of Land Management, the Company initiated the first phase of redevelopment operations upon the Brown Government Lease, which focused exclusively upon what management believes to be remaining recoverable reserves within multiple potentially gas charged Frontier sands. A workover rig was mobilized on May 1, 2003, and operations to place the #1 Brown Government wellbore back into the condition of production commenced shortly thereafter. The Company perforated three additional Frontier sands, providing for over 52 feet of previously known productive pay within the wellbore, which the Company anticipated would potentially produce marketable quantities of natural gas. However, at the date of this Annual Report, the recompletion initiative remains incomplete. Management of the Company anticipates that recompletion operations will re-commence within the second quarter of 2004 subject to adequate funding. The Company is currently, with the aid of third party production engineers, designing operations plans to re-enter the #1 Brown Government wellbore to perform a fracture stimulation operation in an attempt to bring on natural gas production from the wellbore.

In general, the Company anticipates that gas production may be potentially re-established from the formerly productive Brown Government Lease by re-working and returning to production the three existing shut-in gas wells. These wells will be evaluated relative to completion zones, completion methods and production parameters. If current completed intervals are deemed depleted, management intends to then perforate, potentially perform additional fracture stimulation operations within the newly perforated zones as it deems necessary and economic and complete new zones.

Management anticipates that the second development phase of Enos Creek Field will include the acquisition of additional leases within the AMI, subject to adequate funding availability, and the drilling of two additional wells. These wells will also target what management believes to be remaining recoverable reserves. Management anticipates that the third phase will include evaluation of what management believes to be potential reserves by utilizing existing well-bores to test the productive potential of these zones with the drilling of additional well-bores if needed.

                                                                     FORM 10-KSB
                                                               December 31, 2003


Adams Ranch

PRODUCTIVE WELLS AND ACREAGE. As of the date of this Annual Report, the Company holds the rights to develop a 75% net revenue interest located on approximately 9,000 acres of undeveloped acreage on the Adams Ranch prospect in Crockett County, Texas (the "Adams Ranch Property"), which consists of 1,530 net acres of shallow development rights and 6,750 net acres of deep development rights. Adams Ranch field is located in the Permian Basin upon what management believes to be potentially productive reserves which could be produced from new gas wells Petrogen plans to drill in calendar year 2004 if adequate funding is acquired. The Company is currently formalizing the terms and provisions of the formal contractual arrangements, as well as negotiating with several third parties interested in the potential of entering into joint venture development agreements to commence operations upon the property.

The Permian Basin is considered to be one of the most prolific oil and gas producing regions within the United States, and is flanked on all four sides by significant oil and gas production and infrastructure. Historically, the Canyon sand formation has provided approximately 0.3 BCF on average per wellbore, the Strawn formation has provided approximately 1.5 BCF on average per wellbore, and the Ellenberger formation has provided approximately 5.0 BCF on average per wellbore. Management of the Company believes that the Adams Ranch Property represents a potential natural gas resource base associated with the Canyon, Strawn and Ellenberger formations.

PRESENT ACTIVITIES. Pursuant to the Assignment Agreement, Petrogen International assigned to the Company all of its right, title and interest in and to a farm-in agreement entered into with Adams Fee Properties, Inc. (the "Farm-In Agreement"), relating to the 9,000 acre Adams Ranch prospect located in Crockett County, Texas (the "Adams Ranch Property"). Pursuant to the terms and provisions of the Assignment Agreement, in the event the Company files for bankruptcy, becomes insolvent and/or is placed into receivership, or, is unable to perform its duties and obligations under the Farm-In Agreement, such right, title and interest in and to the Farm-In Agreement as assigned to the Company by Petrogen International will revert back to Petrogen International. Pursuant to the terms and provisions of the Farm-In Agreement: (i) the Company has the right to conduct a series of earn-in development initiatives to fully develop the Adams Ranch Property.

As of the date of this Annual Report, the Company has not commenced development or re-stimulation initiatives on the Adams Ranch Property, but intends to commence such initiatives during second quarter 2004. Management of the Company believes that the Adams Ranch Property represents the opportunity to develop numerous Canyon sand new well drill site locations and potentially up to eight commingled Strawn and Ellenberger new well drill site locations. In addition to providing substantial long-term growth potential, there are currently eleven wellbores in various stages of production that the Company has the right to attempt to re-stimulate to establish an initial base of production.

Matagorda Island Pipeline

Petrogen International and Timothy Roche ("Roche") entered into a lease assignment agreement dated March 10, 2003 (the "Lease Agreement"). Pursuant to the terms and provisions of the Lease Agreement: (i) Petrogen International leased from Roche a certain natural gas transmission pipeline located on Matagorda Island, Texas; and (ii) Petrogen International advanced the sum of

                                                                     FORM 10-KSB
                                                               December 31, 2003


$3,000.00 to Roche as a partial payment towards an aggregate debt due and owing to Roche under the terms of a promissory note entered into between the Company and Roche on May 22, 2002. Upon consummation of the Lease Agreement, Petrogen International assigned all of its rights, title and interests in and to the Lease Agreement to the Company (the "Lease Assignment") for the consideration of certain gas transmission payments to be made by the Company to Petrogen International, however as discussed above, pursuant to the Assignment Agreement, Petrogen International will no longer have any entitlement to any gas transmission payments payable by the Company to Petrogen International as noted.

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

         Pursuant to the terms of the Share Exchange Agreement, and as of the date of this Annual Report, the Company: (i) issued 7,000,000 post-Reverse Stock Split shares of its restricted common stock to the Petrogen Shareholders in proportion to their respective holdings in Petrogen; (ii) granted an aggregate of 2,000,000 stock options at $0.50 per share to previous holders of stock options of Petrogen to replace stock options previously granted by Petrogen, and granted an aggregate of 167,189 post-Reverse Stock Split common stock purchase warrants to replace all common stock purchase warrants then outstanding in Petrogen pursuant to which the holder thereof has the right to convert such warrant into shares of restricted common stock on a one-to-one basis as follows: (a) 23,715 warrants exercisable at the rate of $1.20 per share expiring December 18, 2003, (b) 23,715 warrants exercisable at the rate of $1.20 per share expiring December 20, 2003, (c) 14,822 warrants exercisable at the rate of $0.40 per share expiring October 29, 2004,
         (d) 11,857 warrants exercisable at the rate of $0.50 per share until June 22, 2003 and thereafter at the rate of $0.80 per share expiring on June 22, 2004, (e) 18,972 warrants exercisable at the rate of $0.50 per share until August 9, 2003 and thereafter at the rate of $0.80 per share expiring August 9, 2004, (f) 59,286 warrants exercisable at the rate of $0.40 per share expiring November 13, 2004, and (g) 14,822 warrants exercisable at the rate of $0.40 per share expiring November 14, 2004; and (iv) issued 300,000 post-Reverse Stock Split shares of its restricted common stock as a finder's fee.

         As at December 31, 2003, the 23,715 warrants exercisable at the rate of $1.20 per share expired on December 18, 2003, were not exercised by the holders thereof, and are deemed terminated and void. As at December 31, 2003, the 23,715 warrants exercisable at the rate of $1.20 per share expired on December 20, 2003, were not exercised by the holders thereof, and are deemed terminated and void.

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

         Loan Agreement

         As a condition to entering into and in accordance with the Share Exchange Agreement, the Company agreed to advance to Petrogen the aggregate principal sum of not less than $250,000 within five (5) business days of raising a minimum of $250,000. During fiscal year ended September 30, 2003, the Company advanced an aggregate sum of $600,000 to Petrogen. In accordance with the loan made to Petrogen, the principal sum loan amount bears interest accruing at the rate of ten percent (10%) per annum, and is secured pursuant to a senior fixed and floating charge on all of the assets of Petrogen (the "Loan Agreement"). As a result of consummation of the Share Exchange Agreement, the loan became an intercompany account between parent and subsidiary and are no longer interest bearing.

         Purchase and Sale Agreement

         Pursuant to the terms of the Share Exchange Agreement, the Company authorized the sale of substantially all of the assets of the Company, which primarily included the sale of its wholly-owned subsidiary Oakhills Energy Inc. ("Oakhills"). On February 12, 2003, the Company, Oakhills and Newport Capital Corporation, a Belize corporation carrying

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

         During fiscal year 2001, Oakhills arranged for a term loan in the amount of $450,000 and an operating line of credit to a maximum amount of $50,000 with The Bank N.A. in Oklahoma. The proceeds of the term loan were used to repay certain outstanding debts to creditors, including $219,838 owed to a private company controlled by a previous director and officer of Oakhills for production services and equipment rentals, and to retire all previous outstanding bank loans. As of December 31, 2002, the term loan was in default as Oakhills was in two months arrears in principal payments of $25,000 and interest of $6,265. Upon the sale of Oakhills, the loan was brought current by Newport and Newport agreed to indemnify the Company against any losses arising from the Company's loan guarantee. It is management's position that in accordance with the terms and provisions of the Share Exchange
         Agreement, such debt is not a liability of the Company, that the Company is not responsible for any re-payment, and that the Company is fully indemnified from any potential liability associated with such debt.

         On April 8, 2004, the Oak Hills loans for which the Company was a guarantor were repaid in full by the borrower, and the Company guarantee agreements were fully satisfied and released.

EMPLOYEES

As of the date of this Annual Report, the Company does not employ any persons on a full-time or on a part-time basis. The Company's CEO and the President are primarily responsible for all day-to-day operations of the Company. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek employees as necessary in the best interests of the Company. The following lists and describes certain services performed for the Company by consultants. See "Item
10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions."

Management Consulting Services Agreement

On November 18th, 2003 the Company and Neville Henry, the President of the Company, have agreed to certain terms in regard to the consummation of a management consulting services agreement to be made effective as at January 1, 2004 (the "Henry Consulting Agreement"). Pursuant to the terms and provisions of the Henry Consulting Agreement, Mr. Henry has agreed to provide operational, managerial and consulting services to the Company consistent with his position as President of the Company. Pursuant to further terms and provisions of the Henry Consulting Agreement, the Company shall: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), starting at the effective date, and provided that only $10,000.00 of the Fee shall actually be paid monthly by the Company to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as the Company is in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimburse certain expenses.

                                                                     FORM 10-KSB
                                                               December 31, 2003


During fiscal year ended December 31, 2003, no fees were paid to Neville Henry as the contract had not yet been consummated, and upon consummation, shall be effective January 1, 2004.


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

As of August 18, 2003, the following amounts were due and owing to ICI and affiliate parties by the Company: (i) $21,736 as accounts payable; (ii) $104,789 as advances; (iii)$6,784 as accrued interest on advances; (iv) $590,500 as demand loans; and (v) 17,566 as accrued interest on the demand loans. Mr. Grant Atkins, a prior director of the Company, was contracted by ICI and was part of the management team provided by ICI to the Company. During fiscal year ended September 30, Mr. Atkins received an aggregate of $19,625 from ICI for services provided to the Company. As of August 18, 2003, the Company also owed Mr. Atkins an aggregate of $15,385 plus $1,767 in accrued interest for payments personally made by Mr. Atkins on behalf of the Company. All such amounts due and owing to ICI, affiliate parties and Mr. Atkins formed part of amounts due by the Company to certain various debtholders under a subordinated debenture. See "Item 3. Legal Proceedings", "Item 5. Market for Common Equity and Related Stockholder Matters", "Item 6, Management's Discussion and Analysis or Plan of Operation" and "Item 10, Executive Compensation."

RISK FACTORS

         Oil and Gas Prices are Volatile

         Management of the Company expects that markets for oil and gas will continue to be volatile. Any substantial or extended decline in the price of oil or gas would negatively affect the financial condition and

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

                                                                     FORM 10-KSB
                                                               December 31, 2003


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


ITEM 3. LEGAL PROCEEDINGS

On approximately August 5, 2003, certain debt holders (the "Plaintiffs") of the Company initiated litigation against the Company by filing a statement of claim in the Supreme Court of British Columbia, Case No. S034268 (the "Statement of Claim"). The claims against the Company involved the prior advancements of funds made by the Plaintiffs pursuant to share purchase agreements between the Plaintiffs and the Company, respectively. On August 8, 2003, the Company and the Plaintiffs entered into a memorandum of agreement (the "Memorandum of Agreement"). Pursuant to the terms of the Memorandum of Agreement, the Company and the Plaintiffs agreed to settle the alleged claims contained in the Statement of Claim by: (i) immediate payment of $50,000 to the Plaintiffs; (ii) issuance of a subordinated debenture by the Company in the amount of $723,673 to the Plaintiffs (the "Subordinated Debenture"); and (iii) execution of release agreements at the time of issuance of the debenture.

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

                                                                     FORM 10-KSB
                                                               December 31, 2003


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

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

The matters upon which action was taken effective February 12, 2003 pursuant to the Written Consent included: (i) approval of the Share Exchange Agreement, the related conversion of any proposed loans to equity interest by the Company in Petrogen, and the resulting change in control of the Company upon the completion and consummation of the Share Exchange Agreement; (ii) approval of an amendment to the Articles of Incorporation to effectuate a name change of the Company to "Petrogen Corp." upon completion and consummation of the Share Exchange Agreement; (iii) approval of the sale of substantially all of the remaining assets of the Company consequent upon completion and consummation of the Share Exchange Agreement; (iv) authorization for the Board of Directors to effect a reverse stock split of one-for-twenty (the "Reverse Stock Split") of the Company's outstanding common stock, depending upon a determination by the Board of Directors that a Reverse Stock Split was in the best interests of the Company and its shareholders; (v) approval of a stock option plan for key personnel of the Company (the "Stock Option Plan"); and (vi) ratification of the selection of LaBonte & Co. as the Company's independent public accountants for the fiscal year ended December 31, 2002.

                                                                     FORM 10-KSB
                                                               December 31, 2003


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

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


                              Fiscal year ended
                   ________________________________________
                   December 31, 2003     September 30, 2003
                   ________________________________________
                    High       Low         High       Low

First Quarter       $0.27     $0.25        $0.50     $0.30
Second Quarter       N/A       N/A         $0.44     $0.16*
Third Quarter        N/A       N/A         $0.22     $0.15*
Fourth Quarter       N/A       N/A         $0.29     $0.15*

*During fiscal year ended September 30, 2003, the Company changed its fiscal year end from December 31st to September 30th. Due to this change, these figures represent high and low sale prices for the first quarter ended March 31, 2003, the third quarter ended June 30, 2003 and fiscal year ended September 30, 2003.


Holders

As of March 24th, 2004, the Company had approximately 170 shareholders of record.

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

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant
Stock Options to purchase a total number of shares of common stock of the Company, not to presently exceed 15,000,000 shares (as amended) of Common Stock as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

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

                                                                     FORM 10-KSB
                                                               December 31, 2003


exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.


Unless restricted by the option agreement, the exercise price shall by paid by any of the following methods or any combination of the following methods: (i) in cash; (ii) by cashier's check, certified cheque, or other acceptable banker's note payable to the order of the Company; (iii) by net exercise notice whereby the option holder will authorize the return to the Stock Option Plan pool, and deduction from the option holder's Stock Option, of sufficient Stock Option shares whose net value (fair value less option exercise price) is sufficient to pay the option price of the shares exercise (the fair value of the shares of the Stock Option to be returned to the pool as payment will be determined by the closing price of the Company's shares of Common Stock on the date notice is delivered); (iv) by delivery to the Company of a properly executed notice of exercise together with irrevocable instructions (referred to in the industry as `delivery against payment') to a broker to deliver to the Company promptly the amount of the proceeds of the sale of all or a portion of the stock or of a loan from the broker to the option holder necessary to pay the exercise price; of (v) such other method as the option holder and the Board of Directors may determine as adequate including delivery of acceptable securities (including securities of the Company), set-off for wages or invoices due, property, or other adequate value. In the discretion of the Board of Director, the Company may grant a loan or guarantee a third-party loan obtained by an option holder to pay part of all of the exercise option price of the shares provided that such loan or the Company's guaranty is secured by the shares of Common Stock.

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

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

         Subsequently, on March 3rd, 2004, the Board of Directors of the Company ratified, approved and confirmed the adoption of an amendment to the Stock Option Plan, which provides for the grant of up to 15,000,000 shares of Common Stock. On March 5th, 2004, the Company caused to be filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering Stock Options under the Stock Option Plan in the following amounts: (i) 2,515,000 shares at $0.25 per share; (ii) 2,110,000 shares at $0.50 per share; and (iii) 375,000 shares at $0.75 per share.


         Stock Options Granted and Exercised

         In accordance with the terms and provisions of the Stock Option Plan, and as of the date of this Annual Report, the Board of Directors of the Company has granted an aggregate of 13,000,000 Stock Options as follows: (i) 2,000,000 Stock Options exercisable at $0.50 per share to previous holders of stock options of Petrogen to replace stock options previously granted by Petrogen expiring February 12, 2006; (ii) 1,550,000 Stock Options at $0.25 per share expiring September 10, 2006 to the officers, directors and consultants of the Company who, in such capacities, rendered bona fide services to the Company including, but not limited to, administrative and managerial; (iii) 475,000 Stock Options at $0.50 per share expiring September 10, 2006 to the officers, directors and consultants of the Company; (v) 25,000 Stock Options at $0.50 per share expiring May 13, 2004, to a consultant of the Company;
         (v) 750,000 Stock Options at $0.75 per share expiring September 10, 2006 to the officers, directors and consultants of the Company; (vi) 1,600,000 Stock Options at $0.20 per share expiring November 1, 2008 to

                                                                     FORM 10-KSB
                                                               December 31, 2003


         the directors and officers of the Company; (vii) 1,000,000 Stock Options at $0.25 per share expiring November 1, 2008 to the directors and officers of the Company; (viii) 600,000 Stock Options at $0.25 per share expiring November 1, 2013; (ix) 1,675,000 Stock Options at $0.25 per share expiring March 4, 2007 to the officers, directors and consultants of the Company; (x) 840,000 Stock Options at $0.25 per share expiring March 4, 2014 to the officers, directors and consultants of the Company; (xi) 1,750,000 Stock Options at $0.50 per share expiring March 4, 2007 to the officers, directors and consultants of the Company; (xii) 360,000 Stock Options at $0.50 per share expiring March 4, 2014 to the officers, directors and consultants of the Company; (xiii) 250,000 Stock Options at $0.75 per share expiring March 4, 2007 to consultants of the Company, and; (xiv) 125,000 Stock Options at $0.75 per share expiring March 4, 2014 to a consultant of the Company; (all of which such shares were subject to an S-8 registration statement as filed with the Securities and Exchange Commission).

         As of the date of this Annual Report, an aggregate of 3,465,000 Sock Options have been exercised as follows: (i) 1,000,000 Stock Options exercised at $0.50 per share for aggregate proceeds of $500,000 by employees or consultants of ICI in accordance with the terms of the respective notice and agreement of exercise of option; (ii) 110,000 Stock Options exercised at $0.50 per share for aggregate proceeds of $55,000 by officers, directors or consultants of the Company in accordance with the terms of the respective notice and agreement of exercise of option; (iii) 925,000 Stock Options exercised at $0.25 per share for aggregate proceeds of $231,250 by officers, directors or consultants of the Company in accordance with the terms of the respective notice and agreement of exercise of option, and; (iv) 1,430,000 Stock Options exercised at $0.20 per share for aggregate proceeds of $286,000 by officers, directors or consultants of the Company in accordance with the terms of the respective notice and agreement of exercise of option. Of the Stock Options exercised, Mr. Spindler exercised 625,000 Stock Options for aggregate proceeds of $258,750 pursuant to assignment of debt, which amount was utilized to off-set the aggregate amounts due and owing Mr. Spindler pursuant to consulting services provided. Of the Stock Options exercised, Mr. Kerrigan exercised 325,000 Stock Options for aggregate proceeds of $93,750 pursuant to assignment of debt, which amount was utilized to off-set the aggregate amounts due and owing Mr. Kerrigan pursuant to consulting services provided.

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

                                                                     FORM 10-KSB
                                                               December 31, 2003


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



                      Equity Compensation Plan Information
__________________________________________________________________________________________________________
                           Number of Securities                                      Number of Securities
                             To be Issued Upon        Weighted-Average Exercise           Remaining
                          Exercise of Outstanding       Price of Outstanding         Future Issuance Under
Available for                Options, Warrants            Options, Warrants           Equity Compensation
Plan Category                   and Rights                   and Rights              (excluding column (a))
Plans                               (a)                          (b)                          (c)
__________________________________________________________________________________________________________

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

Total                         119,759 shares

__________________________________________________________________________________________________________


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

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

     (c) In accordance with the terms and provisions of the Stock Option Plan, the Board of Directors of the Company has granted an aggregate of 13,000,000 Stock Options. Of those 13,000,000 Stock Options granted: (i) 1,000,000 Stock Options exercised at $0.50 per share for aggregate proceeds of $500,000 by employees or consultants of ICI in accordance with the terms of the respective notice and agreement of exercise of option; (ii) 110,000 Stock Options exercised at $0.50 per share for aggregate proceeds of $55,000 by officers, directors or consultants of the Company in accordance with the terms of the respective notice and agreement of exercise of option; (iii) 925,000 Stock Options exercised at $0.25 per share for aggregate proceeds of $231,250 by officers, directors or consultants of the Company in accordance with the terms of the respective notice and agreement of exercise of option, and; (iv) 1,430,000 Stock Options exercised at $0.20 per share for aggregate proceeds of $286,000 by officers, directors or consultants of the Company in accordance with the terms of the respective notice and agreement of exercise of option. Of the Stock Options exercised, Mr. Spindler exercised 625,000 Stock Options for aggregate proceeds of $258,750 pursuant to assignment of debt, which amount was utilized to off-set the aggregate amounts due and owing Mr. Spindler pursuant to consulting services provided. Of the Stock Options exercised, Mr. Kerrigan exercised 325,000 Stock Options for aggregate proceeds of $93,750 pursuant to assignment of debt, which amount was utilized to off-set the aggregate amounts due and owing Mr. Kerrigan pursuant to consulting services provided. As of the date of this Report, the Company is obliged to issue 5,000 shares of Common Stock of the Company to a certain consultant of the Company who provided bona fide services to the Company.

     Therefore, in connection with the exercise of such Stock Options, an aggregate of 1,000,000 shares of Common Stock of the Company were issued to certain employees or consultants of ICI who provided bona fide services to the Company under the Consulting Services Agreement, and a further aggregate of 2,465,000 shares of Common Stock of the Company were issued to certain officers, directors of consultants of the Company who provided bona fide services to the Company. As of the date of this Report, the Company is obliged to issue 10,000 shares of Common Stock of the Company to a certain consultant of the Company who provided bona fide services to the Company and 37,500 other shares for options exercised.

      As a result of the issuance of shares, there was a change in control of the Company. See "Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

                                                                     FORM 10-KSB
                                                               December 31, 2003


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


FOR FISCAL YEAR DECEMBER 31, 2003 (THREE MONTHS)

On January 20, 2004, the Company approved a change in fiscal year end from a September 30 year-end to a calendar year-end of December 31. The Company's decision to change it's year end is intended to assist the financial community in its analysis of the business and to synchronize the Company's fiscal reporting period with the Securities and Exchange Commission required year-end reserve reporting of December 31. Consequently, the results of operations for the fiscal year ended December 31, 2003 are for a three month period only, and therefore are not directly comparable with the results for the fiscal year ended September 30, 2003.

The Company's net losses during the three-month fiscal year ended December 31, 2003 were approximately ($569,279). During the three month fiscal year ended December 31, the Company recorded $-0- in revenue.

During the three-month fiscal year ended December 31, 2003, the Company recorded operating expenses of approximately $569,279. During the three-month fiscal year ended December 31, 2003, operating expenses consisted of: (i) $47,929 in general and administrative expenses; (ii) $52,500 in management and consulting fees to a related party; (iii) $80,193 in professional fees; (iv) $360,215 in stock based compensation; (v) $28,136 in interest expense; and (vi) $306 in depreciation.

If these expenses were annualized, there would be an increase in operating expenses comparing to the twelve months period ended September 30, 2003. This would be due primarily to an increase in overhead and administrative expenses resulting from the increased scale and scope of overall corporate activity pertaining to the acquisition of Petrogen and subsequent consummation of the Share Exchange Agreement, and the exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

During the year ended September 30, 2003, the Company received approximately $634,206 in cash advances from ICI and affiliated parties. Interest in the approximate amount of $22,785 was accrued, and the Company incurred approximately $389,536 due and owing to ICI and affiliate parties in connection with consummation of the Share Exchange Agreement and acquisition of Petrogen. During the year ended September 30, 2003, the Company paid out to ICI and affiliate parties approximately $363,811 in settlement of this debt.

ICI resigned its tenure as management consultant to the Company, effective August 8, 2003. In accordance with the terms of a certain memorandum of agreement dated August 8, 2003, the Consulting Agreement has been terminated. Therefore, effective August 8, 2003, ICI no longer performs managerial, administrative or consulting services to the Company.

The Company's net loss during fiscal year ended December 31, 2003 was ($569,279) or ($0.05) per share. The weighted average number of shares outstanding was 10,613,291 for fiscal year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

                                                                     FORM 10-KSB
                                                               December 31, 2003


As of December 31, 2003

As of fiscal year ended December 31, 2003, the Company's current assets were $8,377 and its current liabilities were $1,042,468, resulting in a working deficit of $1,034,091. As of fiscal year ended December 31, 2003, current assets were comprised of $8,377 in cash. As of fiscal year ended December 31, 2003, current liabilities were comprised of (i) $415,488 in accounts payable and accrued liabilities; (ii) $359,625 due to related parties; (iii) $153,561 in debentures payable; (iv) $75,000 in demand loan payable; and (v) $38,794 in notes payable. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments."

As of fiscal year ended December 31, 2003, the Company's total assets were $756,112 comprised of (i) $8,377 in current assets; (ii) $741,923 in oil and gas properties and (iii) $5,812 in furniture and equipment. As of September 30, 2003, the Company's total assets were $788,607 comprised of (i) $96,058 in current assets; (ii) $686,431 in oil and gas properties and (iii) $6,118 in furniture and equipment, net of depreciation. The decrease in total assets during fiscal year ended December 31, 2003 from September 30, 2003 was primarily due to the increase in oil and gas properties being off-set by a decrease in cash.

As of fiscal year ended December 31, 2003, the Company's total liabilities were $1,662,822, comprised of (i) $1,042,468 in current liabilities, and; (ii) $620,354 in long-term debentures payable. As of September 30, 2003, the Company's total liabilities were $1,493,753, comprised of (i) $861,555 in current liabilities, and: (ii) $632,198 in debenture payable. The increase in total liabilities during fiscal year ended December 31, 2003 from September 30, 2003 was due primarily an increase in accounts payable and accrued liabilities and amounts due to related parties. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments."

Stockholders' deficit increased from ($705,146) for September 30, 2003 to ($906,710) for fiscal year ended December 31, 2003.

For fiscal year ended December 31, 2003, net cash used in operating activities was ($100,236). Net cash used in operating activities was primarily comprised of: (i) net loss of ($569,279); (ii) stock based compensation of $360,215; (iii) accounts payable of $77,477; and (iv) accrued interest of $21,045.

The Company's cash flow used in investing activities for fiscal year ended December 31, 2003 was $(55,492). The net cash used in investing activities was for the acquisition of oil and gas properties.

Cash flows from financing activities were $78,047. Net cash flows from financing activities during fiscal year ended December 31, 2003 resulted primarily from proceeds of $70,547 from cash advances from related parties.

PLAN OF OPERATION

FUNDING

As of the date of this Annual Report, the Company has generated no revenues from operations. During the prior fiscal years, the Company focused primarily on the exploration of potential oil and gas projects and generated no revenues. During those prior fiscal years, the Company relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders

                                                                     FORM 10-KSB
                                                               December 31, 2003


and private investors to finance its operations and growth. Management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions.

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

                                                                     FORM 10-KSB
                                                               December 31, 2003


Henry Consulting Agreement

On November 18th, 2003 the Company and Neville Henry, the President of the Company, have agreed to certain terms in regard to the consummation of a management consulting services agreement to be made effective as at January 1, 2004 (the "Henry Consulting Agreement"). Pursuant to the terms and provisions of the Henry Consulting Agreement currently under negotiation between the Company and Mr. Henry, Mr. Henry has agreed to provide operational, managerial and consulting services to the Company consistent with his position as President of the Company. Pursuant to further terms and provisions of the Henry Consulting Agreement, the Company shall: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), starting at the effective date, and provided that only $10,000.00 of the Fee shall actually be paid monthly by the Company to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as the Company is in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimburse certain expenses.

During fiscal year ended December 31, 2003, no fees were paid to Neville Henry as the contract had not yet been consummated, and upon consummation, shall be effective January 1, 2004.

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

                                                                     FORM 10-KSB
                                                               December 31, 2003


(iv) is convertible into shares of restricted Common Stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) requires monthly payments of $10,000 beginning December 2003. As of the date of this Annual Report, the Company has paid $10,000 for the month of December 2003.

Debenture

In connection with the acquisition of the Emily Hawes Field, the Company issued a debenture in the amount of $75,000 (the "Debenture"). The terms and provisions of the Debenture provides: (i) interest at the rate of 15% per annum; (ii) is secured by a floating charge security on all assets of the Company; and (iii) is due on May 20, 2003, which was extended to December 30, 2003. As of the date of this Annual Report, the Company has repaid approximately $54,250 of principal. Interest of $12,811 has been accrued in connection with the Debenture.

AMOUNTS DUE TO RELATED PARTIES

A significant and estimated commitment for the Company for fiscal year 2004 is the aggregate amount of $296,487 in principal and interest due and owing to Messrs. Spindler and Kerrigan resulting from consulting services provided to the Company, and for expenses incurred by Messrs. Spindler and Kerrigan on behalf of the Company. During fiscal year ended December 31, 2003, management fees aggregating $66,000 were incurred to Messrs. Spindler and Kerrigan. Subsequent to year-end, Mr. Spindler exercised 625,000 Stock Options pursuant to assignment of debt in the aggregate amount of $258,750, which such amounts were utilized to off-set the aggregate debt due and owing to Mr. Spindler. Subsequent to year-end, Mr. Kerrigan exercised 325,000 Stock Options pursuant to assignment of debt in the aggregate amount of $93,750, which such amounts was utilized to off-set the aggregate debt due and owing to Mr. Kerrigan. As of December 31, 2003, Messrs. Spindler and Kerrigan are owed approximately an aggregate of $288,987, including approximately $17,504 in interest accrued. See "Item 10. Executive Compensation."

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

                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

                                                                     FORM 10-KSB
                                                               December 31, 2003
                                               Consolidated Financial Statements





INDEX TO FINANCIAL STATEMENTS


   Independent Auditors' Report

   Consolidated Balance Sheets                                               F-1

   Consolidated Statements of Operations                                     F-2

   Consolidated Statement of Stockholders' Equity                            F-3

   Consolidated Statements of Cash Flows                                     F-5

   Notes to the Consolidated Financial Statements                            F-6

DALE MATHESON
CARR-HILTON LABONTE
CHARTERED ACCOUNTANTS
________________________________________________________________________________


                          INDEPENDENT AUDITORS' REPORT



We have audited the consolidated balance sheets of Petrogen Corp. (an exploration stage company) as at December 31, 2003 and September 30, 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the three month period ended December 31, 2003, the year ended September 30, 2003 and the period from November 15, 2001 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and September 30, 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the three month period ended December 31, 2003, the year ended September 30, 2003 and the period from November 15, 2001 (inception) to December 31, 2003 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency of $1,034,091 and has realized significant losses from its oil and gas operations , and its continued operations are contingent upon raising additional capital, settling outstanding debts and on the future acquisition and development of its oil and gas properties. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. These financial statements do not include any adjustments that might result from this outcome of this uncertainty.



                                           /s/ DALE MATHESON CARR-HILTON LABONTE
                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
March 31, 2004, except for Note 14, which is as of April 8, 2004


Vacouver Offices: Suite 1700 - 1140 West Pender Street; Vancouver, B.C., Canada
                  V6E 4GI, Tel 604 687 4747 * Fax: 604 587-4216
                  Suite 610 - 938 Howe Street, Vancouver, B.C., Canada V6Z 1N9,
                  Tel: 604 682-2778 * Fax: 604-689-2778

Surrey Office:    Suite 303-7337-137th Street, Surrey, B.C., Canada V3W 1A4
                  Tel: 604 572-4586 * Fax: 604 572 4587

                                               Consolidated Financial Statements
                                                               December 31, 2003




PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED BALANCE SHEETS


                                                December 31,   September 30,
                                                        2003            2003
____________________________________________________________________________
                                                                    (Note 1)
ASSETS

Current
  Cash                                           $     8,377     $    86,058
  Prepaids                                                 -          10,000
____________________________________________________________________________

Total Current Assets                                   8,377          96,058

Furniture and Equipment, net                           5,812           6,118

Oil and Gas Properties (Note 5)                      741,923         686,431
____________________________________________________________________________

Total Assets                                     $   756,112     $   788,607
============================================================================

LIABILITIES

Current
  Accounts payable and accrued liabilities       $   415,488     $   338,010
  Current portion of Debentures payable (Note 8)     153,561         131,578
  Notes payable (Note 9)                              38,794          27,888
  Demand loan payable (Note 10)                       75,000          75,000
  Due to related parties (Note 11)                   359,625         289,079
____________________________________________________________________________

Total Current Liabilities                          1,042,468         861,555

Long Term
  Debentures payable (Note 8)                        620,354         632,198
____________________________________________________________________________

Total Liabilities                                  1,662,822       1,493,753
____________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock $0.001 par value;
100,000,000 shares authorized;
10,613,291 (2002 - 10,613,291) shares issued and
outstanding (Note 12)                                 10,613          10,613
Additional paid-in capital                         1,386,460         924,745
Common stock purchase warrants (Note 12)             256,300         357,800
Obligation to issue shares                            12,500           5,000
Deficit accumulated during exploration stage      (2,572,583)     (2,003,304)
____________________________________________________________________________

Total Stockholders' Deficit                         (906,710)       (705,146)
____________________________________________________________________________

Total Liabilities and Stockholders' Equity       $   756,112     $   788,607
============================================================================

Contingencies and Going Concern (Notes 1,4 and 6)

The accompanying notes are an integral part of these consolidated financial statements.



                                               Consolidated Financial Statements
                                                               December 31, 2003




PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED STATEMENTS OF OPERATIONS


_________________________________________________________________________________________________________
                                                 For the Three       For the Year     For the period from
                                                  Months ended              ended       November 15, 2001
                                                  December 31,     September 30,           (inception) to
                                                          2003               2003       December 31, 2003
                                                                         (Note 1)                (Note 1)
_________________________________________________________________________________________________________

OPERATING EXPENSES
Depreciation                                       $       306      $     1,156          $     1,705
General & administrative                                47,929          335,909              445,228
Interest expense                                        28,136           53,446               90,396
Loss on settlement of debt                                   -           15,147               15,147
Management & consulting fees - related party            52,500          157,145              294,145
Management & consulting fees-stock based
   compensation                                        360,215          362,230              722,445
Professional fees                                       80,193          223,690              303,883
_________________________________________________________________________________________________________
LOSS FOR THE PERIOD                                $  (569,279)     $(1,148,723)         $(1,872,949)
=========================================================================================================

BASIC NET LOSS PER SHARE                           $     (0.05)     $     (0.13)
================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                 10,613,291        9,180,118
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



                                               Consolidated Financial Statements
                                                               December 31, 2003






PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED  STATEMENTS OF  STOCKHOLDERS'  EQUITY [DEFICIT]
FOR THE PERIOD FROM NOVEMBER 15, 2001 [DATE OF INCEPTION] TO DECEMBER 31, 2003

____________________________________________________________________________________________________________________________________
                                                                                                           Deficit        Total
                                                                Paid-in                      Share       Accumulated   Stockholders'
                                                                capital         Share       Purchase       During         Equity
                                       Shares       Amount      (Deficit)   subscriptions   Warrants  Exploration Stage  (Deficit)
____________________________________________________________________________________________________________________________________

Stock issued for cash,
   November 15, 2001

   (Date of Inception)               11,000,000         110             -            -              -              -            110
Stock issued for cash,
   May 3, 2002                           10,000           -             -            -              -              -              -
Stock issued for oil and gas
   property, May 20, 2002                75,000           1             -            -              -              -              1
Stock issued for services,
   June 3, 2002                         240,000           2        11,998            -              -              -         12,000
Stock issued for cash,
   July 8, 2002                         100,000           1        24,999            -              -              -         25,000
Subscriptions received for
   32,000 units, August 9, 2002               -           -             -        8,000              -              -          8,000
Stock issued for services,
   August 13, 2002                       50,000           1         2,499            -              -              -          2,500
Net loss for period November 15,
   2001 to September 30, 2002                 -           -             -                                   (154,947)      (154,947)
                                   ________________________________________________________________________________________________
BALANCE, SEPTEMBER 30, 2002          11,475,000         115        39,496        8,000              -       (154,947)      (107,336)

Stock issued for subscriptions
   received  in a prior period,
   October 7, 2002                       32,000           -         8,000       (8,000)             -              -              -
Stock issued for cash,
   November 26, 2002                    300,000           3        29,997                                                    30,000
                                   ________________________________________________________________________________________________
PETROGEN, BLANCE, FEBRUARY 12,
   2003                              11,807,000         118        77,493            -              -       (154,947)       (77,336)

Acquisition costs charged to
   deficit                                    -           -             -            -              -        (60,000)       (60,000)
Petrogen Corp. balance, February
   12,  2003                          9,378,291      30,689     8,172,846            -              -     (8,553,602)      (350,067)
Reverse acquisition recapitali-
   zation  adjustment               (11,807,000)    (21,429)   (8,250,339)           -        357,800      7,913,968              -
                                   ________________________________________________________________________________________________
BALANCE, POST-REVERSE
   ACQUISITION                        9,378,291       9,378             -            -        357,800       (854,581)      (487,403)

Stock issued on exercise of
   options, March 21, 2003            1,000,000       1,000       499,000            -              -              -        500,000
Obligation to issue 10,000
   shares                                     -           -             -        5,000              -              -          5,000
Stock based compensation,
   options  granted on
   September 10, 2003                         -           -       362,230            -              -              -        362,230
Stock issued on exercise of
   options, September 29, 2003          235,000         235        63,515            -              -              -         63,750
Net loss for year ended
   September 30,  2003                        -           -             -            -              -     (1,148,723)    (1,148,723)
                                   ________________________________________________________________________________________________

BALANCE FORWARD, SEPTEMBER 30,
   2003                              10,613,291    $ 10,613    $  924,745     $  5,000      $ 357,800    $(2,003,304)   $  (705,146)


                                               Consolidated Financial Statements
                                                               December 31, 2003


PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED  STATEMENTS OF  STOCKHOLDERS'  EQUITY [DEFICIT]
FOR THE PERIOD FROM NOVEMBER 15, 2001 [DATE OF INCEPTION] TO DECEMBER 31, 2003

____________________________________________________________________________________________________________________________________
                                                                                                           Deficit         Total
                                                                Paid-in                      Share       Accumulated   Stockholders'
                                                                capital         Share       Purchase       During          Equity
                                       Shares       Amount      (Deficit)   subscriptions   Warrants  Exploration Stage  (Deficit)
____________________________________________________________________________________________________________________________________

Obligation to issue 37,500
   shares on  exercise of
   options, December 12, 2003                             -                      7,500              -              -          7,500
Stock based compensation,
   options granted on November
   1, 2003                                    -           -       360,215            -              -                       360,215
Warrants expired                                                  101,500                    (101,500)                            -
Net loss for the three months
   ended December 31, 2003                    -           -             -            -              -       (569,279)      (569,279)
                                   ________________________________________________________________________________________________
BALANCE, DECEMBER 31, 2003           10,613,291    $ 10,613    $1,386,460     $ 12,500      $ 256,300    $(2,572,583)   $  (906,710)
                                   ================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003



PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED STATEMENTS OF CASH FLOWS

_________________________________________________________________________________________________________
                                                 For the Three       For the Year     For the period from
                                                  Months ended              ended       November 15, 2001
                                                  December 31,      September 30,          (inception) to
                                                          2003               2003       December 31, 2003
                                                                         (Note 1)                (Note 1)
_________________________________________________________________________________________________________

Cash Flows from (used in) operating actvities
Net (loss) for the period                          $  (569,279)     $1,148,723)          $(1,872,949)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   - depreciation                                          306           1,156                 1,705
   - accrued interest                                   21,045          19,437                49,296
   - accounts payable                                   77,476         121,674               201,330
   - loss on conversion of debt                              -          15,147                15,147
   - non-cash management fees                                -           2,500                 2,500
   - accrue management fees                                  -               -                84,500
   - prepaid                                            10,000         (10,000)                    -
   - Stock based compensation                          360,215         362,230               722,445
_________________________________________________________________________________________________________
Cash flows used in operating activities               (100,236)       (636,579)             (796,025)
_________________________________________________________________________________________________________
Cash flows from (used in) investing activities
Oil and gas properties                                 (55,492)       (374,029)             (429,521)
Purchase of furniture and fixture                            -          (5,086)               (7,517)
Pre reverse acquisition advances from Petrogen Corp.         -         100,000               100,000
Cash acquired in reverse acquisition of Petrogen
   Inc.                                                      -             868                   868
_________________________________________________________________________________________________________
Cash flows used in investing activities                (55,492)       (278,247)             (336,170)
_________________________________________________________________________________________________________
Cash flows from (used in) financing activities
Notes payable                                                -         (26,859)              (26,859)
Demand loans payable                                         -          75,000                75,000
Cash advances from former related parties
   (Note 12)                                                 -         318,990               318,990
Advances from related parties                           70,547          93,048               192,126
Repayment of debenture                                       -         (49,295)              (49,295)
Obligation to issue shares                               7,500           5,000                20,500
Proceeds on sale of common stock                             -         585,000               610,110
_________________________________________________________________________________________________________
Cash flows from financing activities                    78,047       1,000,884             1,140,572
_________________________________________________________________________________________________________
Net Increase (decrease) in Cash                        (77,681)         86,058                 8,377

Cash, Beginning of period                               86,058               -                     -
_________________________________________________________________________________________________________
Cash, End of Period                                     $8,377      $   86,058           $     8,377
=========================================================================================================

Supplemental Cash Flow Information

On August 18, 2003, the Company issued a $723,673 convertible subordinated debenture in settlement of approximately $708,525 of debt, resulting on a loss for conversion of debt of $15,147;

On September 29, 2003, the Company issued 235,000 shares for options  exercised.
The net proceeds of $63,750 were used to reduce existing debt. The Company is obliged to issue another 10,000 shares for options exercised, for net proceeds of $5,000.

The accompanying notes are an integral part of these consolidated financial statements.



                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS & BASIS OF PRESENTATION
________________________________________________________________________________

Petrogen Corp. ("PTGC" or the "Company") (formerly Hadro Resources, Inc.), ("Hadro") was incorporated in the State of Nevada. The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and the Frankfurt Stock Exchanges under the symbol "PTD".

Effective February 12, 2003 the Company completed the acquisition of Petrogen Inc. ("Petrogen") by way of a Share Exchange Agreement and issued 7,000,000 restricted shares of common stock to the Petrogen shareholders and 300,000 restricted shares of common stock as a finder's fee resulting in a change in control of the Company (See Note 3).

On January 20th, 2004, the Company approved a change in fiscal year end from a September 30 year-end to a calendar year-end of December 31. The Company's decision to change it's year end is intended to assist the financial community in its analysis of the business and to synchronize the Company's fiscal reporting period with the Securities and Exchange Commission required year-end reserve reporting of December 31. As a result, these financial statements present the Company's results of operations for the three-month period ended December 31, 2003. These consolidated financial statements should be read in connection with the audited financial statements of the Company as at September 30, 2003 and for the period from November 15, 2001 (Inception) to September 30, 2003.

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

PTGC's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming and Emily Hawes Field in southern Texas and the Adams Ranch Field in East Texas. Since its 2001 inception, Petrogen has acquired interests in four properties spanning over 6,750 net acres.


The Company is an exploration stage company. To date, the Company has not yet commenced commercial operations or generated any revenues. The Company's efforts to date have focused on the investigation and acquisition of oil and gas property interests, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

As at December 31, 2003, the Company had a working capital deficiency of $1,034,091 and has realized significant losses from its existing oil and gas operations. The Company's continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

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


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

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

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", since the functional currency of the Company is U.S. dollars, the foreign currency financial statements of the Company's subsidiaries are re-measured into U.S. dollars. Monetary assets and liabilities are re-measured using the foreign exchange rate that prevailed at the balance sheet date. Revenue and expenses are translated at weighted average rates of exchange during the year and stockholders' equity accounts and furniture and equipment are translated by using historical exchange rates. Any re-measurement gain or loss incurred is reported in the consolidated income statement.

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


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended September 30, 2003.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 13:

_____________________________________________________________________________
                                            For the Three        For the Year
                                             Months ended     ended September
                                        December 31, 2003            30, 2003
_____________________________________________________________________________

Net loss as reported                       $ (569,279)         $(1,148,723)

SFAS 123 Additional Compensation
   Expense                                 $ (155,110)         $  (191,580)
                                           _______________________________
Pro forma net loss under SFAS No.
   123                                     $ (724,389)         $(1,340,303)
                                           ===============================
Basic and diluted net loss per
   common share as reported                $    (0.05)         $     (0.13)

Pro forma net loss per common
   share under SFAS No. 123                $    (0.07)         $     (0.15)


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


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if future deductibility is uncertain.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred and becomes determinable, whereas under EITF Issue No. 94-3 a liability was recognized at the time of commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had any impact on the Company's financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003 with no material impact on its financial statements.

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


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not have a material effect on the Company's financial statements.


NOTE 3 - ACQUISITION OF PETROGEN INC.
________________________________________________________________________________

Effective February 12, 2003, the Petrogen shareholders exchanged all of the issued and outstanding shares of Petrogen for an aggregate of 7,000,000 restricted common shares of the Company, and the Company changed its name from Hadro Resources, Inc to Petrogen Corp. The Company issued an additional 300,000 shares of the Company's restricted common stock as a finder's fee. Upon completion of the acquisition, there was a change in control of the Company. Also in connection with the acquisition, the Company granted options to acquire 2,000,000 shares of the Company's restricted common stock and granted share purchase warrants to acquire 167,189 shares of the Company's restricted common stock to previous option and warrant holders in Petrogen (Refer to Note 12).

Under generally accepted accounting principles, this business acquisition was accounted for as a capital transaction in substance. In essence, the acquisition was a recapitalization and has been accounted for as a change in capital structure. Under reverse accounting, the comparative historical financial statements of PTGC, the "legal acquiror," are those of Petrogen, the "accounting acquiror" prior to the date of the transaction and include the consolidated results for all periods presented subsequent to the transaction.

Costs associated with the reverse merger totalling $60,000 have been charged to deficit. In addition, the excess of the purchase price over the fair value of the net assets acquired resulted in a charge to deficit of $639,634 in accordance with accounting for reverse acquisitions. The weighted average number of shares outstanding prior to the transaction is deemed to be the number of shares issued to effect the transaction, being 7,300,000.

On October 23rd, 2003 the Board of Directors of the Company approved a change in fiscal year end of the Company from a calendar year-end of December 31st to a year-end of September 30th. The Board of Directors' decision to change the fiscal year end was based upon consummation of the share exchange and the resulting continuation of the corporate entity PTGC, which has a September 30 fiscal year end.

On January 20th, 2004, the Company approved a change in fiscal year end from a September 30 year-end to a calendar year-end of December 31. The Company's decision to change it's year end is intended to assist the financial community in its analysis of the business and to synchronize the Company's fiscal reporting period with the Securities and Exchange Commission required year-end reserve reporting of December 31.


NOTE 4 - GOING CONCERN
________________________________________________________________________________

Since inception, the Company has incurred cumulative net losses of $1,872,949 and has a stockholders' deficit of $906,710 at December 31, 2003. The Company expects to continue to incur substantial losses to develop operations of its properties, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties.


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


NOTE 4 - GOING CONCERN (CONTINUED)
________________________________________________________________________________

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


NOTE 5 - OIL AND GAS PROPERTIES
________________________________________________________________________________

EMILY HAWES FIELD, CALHOUN COUNTY, TEXAS

By agreement dated May 20, 2002 Petrogen acquired a 95% working interest ("WI") and 77.5% net revenue interest ("NRI") in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. As consideration, Petrogen issued a floating charge debenture in the amount of $75,000, and issued notes payable totaling $47,145 to various lessors (Refer to Notes 8 and 9). In addition, Petrogen issued 75,000 common shares for a total consideration of $1. Petrogen also issued 290,000 common shares valued at $14,500 for services provided in connection with oil and gas properties, which has been allocated to the Emily Hawes Field.

During the year ended September 30, 2003 the notes payable were repaid in full. To date the Company has capitalized a total of $177,160 of expenditures relating to this property.

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

Effective November 12, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date the Company has capitalized a total of $413,413 of expenditures relating to this property.

The Company has been developing operations at Baxterville Field and to date, has recompleted the Moody #6 wellbore, and anticipates that it will commence production from the wellbore immediately after hooking up all relevant surface equipment.

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

Effective October 31, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date the Company has capitalized a total of $99,796 of expenditures relating to this property.


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


NOTE 5 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

S.J. HOOPER #1, MARION COUNTY, MISSISSIPPI

Effective October 25, 2002, Petrogen entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. ("CR") of Mississippi, whereby the Company acquired a 100% WI and 77% NRI in the S.J. Hooper #1. Petrogen paid $22,500 to acquire this interest. To date the Company has capitalized a total of $51,554 of expenditures relating to this property.

ADAMS RANCH, TEXAS

Effective November 15, 2003, Petrogen has been assigned the rights to develop a 75% net revenue interest located on approximately 9,000 acres of undeveloped acreage on the Adams Ranch prospect in Crockett County, Texas, which consists of 1,530 net acres of shallow development rights and 6,750 net acres of deep development rights.

MATAGORDA ISLAND PIPELINE

On March 10, 2003, Petrogen International Ltd. ("PIL"), a private Colorado company with officers in common with the Company, entered into a Lease Assignment Agreement (the "Lease") with James Timothy Roche ("Roche"), whereby PIL leased a certain natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas from Roche.

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


NOTE 6 - CONTINGENCIES
________________________________________________________________________________

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

Hadro was a guarantor of the Oak Hills bank loans. In accordance with the terms of the sale of Oak Hills to Newport Capital Corp., and in accordance with the terms and conditions of the Petrogen Share Exchange Agreement, Newport agreed to indemnify the Company against any loss arising from the loan guarantee.

On April 8, 2004, the Oak Hills loans for which the Company was a guarantor were repaid in full by the borrower, and the Company guarantee agreements were fully satisfied and released.


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


NOTE 7 - INCOME TAXES
________________________________________________________________________________


The Company and its subsidiary have tax losses at December 31, 2003, which may be available to reduce future year's taxable income. These tax losses carryforward will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full-deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.


NOTE 8 - DEBENTURES PAYABLE
________________________________________________________________________________

DEBENTURE

In connection with the Emily Hawes acquisition described in Note 5, Petrogen issued a debenture in the amount of $75,000, bearing interest at 15% per annum, secured by a floating charge security on all assets of the Company, and due on May 20, 2003 which was extended to June 30, 2004. (Refer to Note 5). During the year ended September 30, 2003, $54,250 of principal was repaid. At December 31, 2003, the Company has accrued $12,811 (September 30, 2003 : $10,828) in interest in connection with this debenture, resulting in $33,561 owing as at December 31, 2003.


CONVERTIBLE DEBENTURE

On August 18, 2003, the Company issued a $723,673 subordinated debenture in settlement of approximately $708,525 of debt. The debenture was issued pursuant to the terms of the Memorandum of Agreement between the Company and certain debtors. The debenture: (i) bears interest at 10% per annum payable annually in arrears; (ii) has a term of two years from the August 18, 2003 (date of issuance); (iii) is subordinate to bank or lending institutional debt financing;
(iv) is convertible into shares of restricted common stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) requires monthly payments of $10,000 beginning December 2003.

At December 31,  2003,  the Company has accrued $ 26,681  (September  30, 2003 :
$8,525) in interest in connection with this debenture. As at December 31, 2003, the current portion of this debenture is $120,000, and the long-term portion is $620,354.


NOTE 9 - NOTE PAYABLE
________________________________________________________________________________

In connection with the Emily Hawes acquisition described in Note 5, Petrogen had outstanding loans payable totaling $47,145 at September 30, 2002. Under the terms of the loan agreements, the amounts owing were initially non-interest bearing and were due, on August 20, 2002. Pursuant to the terms of the loans, the due date was automatically extended by 90 days, to November 30, 2002, and a flat interest charge of 10% of the outstanding loan balance was incurred since Petrogen defaulted on the repayment of the loans. Interest of $4,714 was accrued in connection with these loans. The loans were repaid in full during the year ended September 30, 2003.

Effective December 10, 2002 Petrogen issued a promissory note in the amount of $35,000 which is unsecured and due on demand. To date, $10,000 has been repaid. The note bears interest at 1% per month, compounded monthly. At December 31, 2003, the Company has accrued $3,733 (September 30, 2003 : $2,888) in interest in connection with this note.

On December 9, 2003, the Company was advanced $10,000 by way of a demand note. The note is unsecured, payable on demand, and accrues interest of 10% per annum, compounded semi-annually and not in advance. At December 31, 2003, the Company has accrued $ 61 in interest in connection with this note.


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


NOTE 10 - DEMAND LOAN
________________________________________________________________________________

On August 19, 2003, the Company was advanced $75,000 by way of a demand loan, which is unsecured, non-interest bearing and is without specific repayment terms. Refer to Note 14.


NOTE 11 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the period ended December 31, 2003, management fees of $66,000 (September 30, 2003 : $174,145) were incurred to two directors and officers of the Company, of which $21,000 (September 30, 2003 : $79,500) has been capitalized as oil and gas development costs. At December 30, 2003, these directors are owed $271,483 (September 30, 2003 :$219,735) for management fees due and payments made on behalf of the Company. These amounts accrue interest at a rate of 1% per month, and are without specific repayment terms. At December 31, 2003, the Company has accrued $17,504 (September 30, 2003 : $11,205) in interest due to these two directors.

During the period ended December 31, 2003, management fees of $7,500 (September 30, 2003 : $0) were incurred to a director of the Company. At December 31, 2003, this amount was unpaid.

The Company also is owed $10,487 (September 30, 2003: $10,500) from a company whose officer is an officer of the Company. These advances are unsecured, non-interest bearing and is without specific repayment terms.

Petrogen   retained  a  Drilling  and  Operating   Agreement  (the   "Operator's
Agreement") entered into with PIL on November 15, 2002, whereby PIL is responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"). Under the terms of the Operator's Agreement, the Company is required to reimburse PIL for all costs incurred by PIL plus an administration fee equal to 10% of the costs incurred by PIL. As further consideration PIL retains a 10% carried interest in the Petrogen Interests. The Operator's Agreement was to remain in effect as long as any of the Interests covered by the Operator's Agreement continue to be in operation; however, effective November 24, 2003 the Company and PIL agreed to terminate the Operator's Agreement and cancel any future payment and carried interests originally granted to PIL there under. In addition, PIL agreed to assign to the Company 100% of PIL's rights, title and interest in and to any agreements entered into by PIL which specifically include the farm-in agreement for the Adams Ranch Field Property. No consideration was paid by either party in connection with the termination, cancellations and assignment described above. At December 31, 2003, $161,315 (September 30, 2003 : $156,315) was incurred to PIL, and $ 73,626 (September 30, 2003 : $77,756) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1. Refer to Note 5.


NOTE 12 - CAPITAL STOCK
________________________________________________________________________________

COMMON SHARES
On February 12, 2003, pursuant to the terms of the merger agreement, the Company issued 7,000,000 shares of its restricted common stock in exchange of all the outstanding shares of Petrogen, and issued 300,000 shares for finder's fees.

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

On December 12, 2003, the Company received $7,500 for options exercised. The Company is obliged to issue 37,500 shares for the exercise of these options.

As at December 31, 2003, 10,613,291 shares were issued and outstanding.


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


WARRANTS
On February 12, 2003, pursuant to the terms of the merger agreement, the Company issued 167,189 warrants to previous Petrogen warrant holders. Each warrant entitles the holder to purchase an additional share of PTGC common stock. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the share purchase warrants assumed in connection with a business combination is included in the determination of the purchase price. The fair value of these share purchase warrants as at the date of the reverse acquisition of $357,800 was estimated using the Black-Scholes option pricing model with an expected life of 1.59 years, a risk-free interest rate of 3% and an expected volatility of 188%.

During the period ended December 31, 2003, 47,430 of the warrants expired, resulting in a charge to additional paid in capital of $101,500.

 The following table lists the exercise prices and expiry dates of the warrants.

                                           _____________________________
                                           Weighted         Weighted
                                           Average          Average
 Balance at        Expiry     Exercise     Exercise        Remaining
Dec. 30, 2003       date       Price        Price       Contractual Life
_______________________________________________________________________

  14,822          29-Oct-04     0.40

  11,857          22-Jun-04     0.80

  18,972          09-Aug-04     0.80

  29,643          13-Nov-04     0.40

  29,643          13-Nov-04     0.40

  14,822          14-Nov-04     0.40       ________     _______________

 119,759                                    $ 0.50        0.79 years
________                                   ________     _______________


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


NOTE 13 - STOCK OPTION PLAN
________________________________________________________________________________

On October 15, 2002, the Board of Directors of Hadro approved the adoption of a new incentive stock option plan. The plan provides for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 2,000,000 shares. As per the terms of the merger agreement, on February 12, 2003, the Company granted 2,000,000 options at $0.50, under the Stock Option Plan to the previous holders of options in Petrogen to replace the options previously granted by Petrogen.

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

During the year ended September 30, 2003, the Company granted a total of 2,800,000 stock options at exercise prices ranging from $0.25 to $0.75 per common share. Of these options, 1,435,000 options were granted to non-employees. Of these non-employee stock options, 1,375,000 vested immediately, and 60,000 were subject to vesting on a straight-line basis over 12 months, of which 15,000 have vested at December 31, 2003 (September 30, 2003 : NIL). The remaining 1,365,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 915,000 vested immediately, and 450,000 were subject to vesting on a straight-line basis over 12 months, of which 124,003 have vested at December 31, 2003 (September 30, 2003: 11,000). During the period ended December 31, 2003, 1,000,000 vested consultant options were cancelled and 124,000 vested employee options were cancelled.

Certain of the stock options granted to employees during the year ended September 30, 2003 were granted with exercise prices less than the market price of the Company's common stock as at the date of grant resulting in an intrinsic value of $20,700 as determined in accordance with APB 25. This intrinsic value will be expensed as the underlying stock options vest. As at September 30, 2003, $16,830 of this intrinsic value has been expensed, a further $515 was expensed to December 31, 2003 and a further $1,105 related to cancelled unvested options was never expensed.

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these stock options. The application of the fair value method as described below resulted in pro forma stock based compensation totaling $304,700 of which $191,580 was reported in the year ended September 30, 2003, $24,600 was reported in the period ended December 31, 2003 and $19,660 related to cancelled, unvested options. The remaining $68,860 will be reported upon vesting of the underlying stock options.

In accordance with the provisions of SFAS 123, the Company expenses the fair value of stock options granted to non-employees. The application of the fair value method as described below resulted in additional stock based compensation totaling $360,400 of which $345,600 was recorded to September 30, 2003, $3,700 to December 31, 2003, and the remaining $11,100 will be recorded upon the vesting of the underlying stock options.

On September 29, 2003, the Company issued 235,000 shares for options exercised. The net proceeds of $63,750 were used to reduce existing debt.


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


NOTE 13 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

On November 1, 2003, the Board of Directors of the Company ratified, approved and confirmed the adoption of a further amendment to the Stock Option Plan, which provides for the grant of up to 10,000,000 shares of Common Stock.

On November 1, 2003, the Company granted a total of 3,200,000 stock options at exercise prices of $0.20 to $0.25 per common share. Of these options, 1,500,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 500,000 vested immediately, and 1,200,000 were subject to vesting on a straight-line basis over 60 months, of which 20,000 have vested at December 31, 2003.

Certain of the stock options granted to employees during the three month period ended December 31, 2003 were granted with exercise prices less than the market price of the Company's common stock as at the date of grant resulting in an intrinsic value of $12,000 as determined in accordance with APB 25 which was expensed as at December 31, 2003 upon vesting of the options.

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro-forma stock based compensation totaling $382,600 of which $130,510 was disclosed to December 31, 2003 and the remaining $252,090 will be disclosed upon vesting of the underlying stock options.

In accordance with the provisions of SFAS 123, the Company expenses the fair value of stock options granted to non-employees. The application of the fair value method as described below resulted in additional stock based compensation totaling $344,000 which was recorded to December 31, 2003 upon vesting of the underlying stock options.

The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and an expected volatility of 174%.

As at December 31, 2003 8,000,000 options have been granted under the stock option plan. 1,245,000 options have been exercised for net proceeds of $568,750. 1,235,000 common shares have been issued, and the Company is obliged to issue another 10,000 shares. As December 31, 2003, 5,631,000 options were outstanding of which 3,419,003 were vested. The Company also received $7,500 as an advance payment for options that were exercised subsequent to December 31, 2003. Therefore, the Company is obliged to issue another 37,500 shares.

The Company has completed S-8 Registration Statements registering an aggregate of 13,200,000 of the Company's common shares pursuant to the Company's stock option plan as follows: February 12, 2003 - 2,000,000 shares; September 12, 2003
-  2,800,000  shares;  November  2,  2003 -  3,200,000  shares;  March 4, 2004 -
5,000,000 shares.

A summary of the Company's stock options as of December 31, 2003 and changes during the period is presented below:


                                  Notes to the Consolidated Financial Statements
                                                               December 31, 2003


NOTE 13 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________


                                                                                         Weighted        Weighted
                                                                                         Average         Average
                               Number of                      Exercise                   Exercise       Remaining
                                Options      Date of issue     Price      Expiry date     Price      Contractual Life
                               ______________________________________________________________________________________

Granted, February 12, 2003      2,000,000      12-Feb-03        0.50       12-Feb-06

Granted, September 10, 2003     1,550,000      10-Sep-03        0.25       10-Sep-06
                                  500,000      10-Sep-03        0.50       10-Sep-06
                                  750,000      10-Sep-03        0.75       10-Sep-06

Exercised during the year      (1,030,000)                      0.50       10-Sep-06
                                 (215,000)                      0.25       10-Sep-06
                               __________

Balance, September 30, 2003     3,555,000                                                 $ 0.46        2.79 years
                               ==========                                                 ======        ==========

Granted, November 1, 2003       1,600,000      01-Nov-03        0.20       01-Nov-08
                                1,000,000      01-Nov-03        0.25       01-Nov-08
                                  600,000      01-Nov-03        0.25       01-Nov-13

Cancelled during the period       (34,000)                      0.50       12-Feb-06
                                 (540,000)                      0.25       10-Sep-06
                                  (50,000)                      0.50       10-Sep-06
                                 (500,000)                      0.75       10-Sep-06

Balance, December 31, 2003      5,631,000                                                 $ 0.32        3.30 years
                               ==========                                                 ======        ==========



NOTE 14 - SUBSEQUENT EVENTS
________________________________________________________________________________

     o On January 7th, 2004, The Company issued 200,000 shares of its common stock to a director of the Company for options exercised. The net proceeds of $ 40,000 were utilized to reduce existing debt with this director;
     o On January 20th, 2004, the Company issued 375,000 shares of its common stock to various option holders for options exercised. Of the total net proceeds of $76,000, $15,000 was utilized to reduce existing debt with these options holders;
     o On February 11th, 2004, the Company issued 1,645,000 shares of its common stock to various option holders for options exercised. Of the total net proceeds of $387,500, $232,500 was utilized to reduce existing debt with these option holders
     o On March 4, 2004, the Company granted 5,000,000 stock options to consultants, officers and directors of the Company; On March 4, 2004, the Company granted 5,000,000 Stock Options to consultants, officers and directors of the Company, as follows: (i) 1,675,000 Stock Options at $0.25 per share expiring March 4, 2007 to the officers, directors and consultants of the Company; (ii) 840,000 Stock Options at $0.25 per share expiring March 4, 2014 to the officers, directors and consultants of the Company; (iii) 1,750,000 Stock Options at $0.50 per share expiring March 4, 2007 to the officers, directors and consultants of the Company; (iv) 360,000 Stock Options at $0.50 per share expiring March 4, 2014 to the officers, directors and consultants of the Company; (v) 250,000 Stock Options at $0.75 per share expiring March 4, 2007 to consultants of the Company, and; (vi) 125,000 Stock Options at $0.75 per share expiring March 4, 2014 to a consultant of the Company;
     o Between January 1 2004 and March 31, 2004, the Company received approximately $1,196,000 in advances from non-related parties. There are currently no specific terms for repayment of these advances, which are subject to further negotiations.
     o On April 8, 2004, the Oak Hills loans for which the company was a guarantor were repaid in full by the borrower, and the Company guarantee agreements were fully satisfied and released.


                                                                     FORM 10-KSB
                                                               December 31, 2003


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The Company's principal independent accountant from March 2001 to the current date is LaBonte & Co., #610 - 938 Howe Street, Vancouver, British Columbia V6Z 1N9. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of the Company's principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte
("DMCL"). DMCL's address will remain at #610, 938 Howe Street, Vancouver, British Columbia until approximately mid-summer of 2004. Thereafter, DMCL's address will be #1700, 1140 West Pender St., Vancouver, British Columbia, Canada.

ITEM 8A. CONTROLS AND PROCEDURES

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT

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

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

L. WILLIAM KERRIGAN is the Executive Vice President/Chief Financial Officer/Secretary and a director of the Company. Mr. Kerrigan was the executive vice president, chief operating officer and a director of Petrogen. Mr. Kerrigan, as a co-founder of Petrogen, provides the Company with a broad and practical knowledge of the Oil and Gas business in North America and Central & South America, and has developed strong affiliations throughout the entire industry. Through his over twenty years in the industry as a Geologist and Operator, Mr. Kerrigan has specialized in the day-to-day hands-on operations in the oil and gas field. He has been involved in oil and gas drilling and production from Wyoming to Florida during the span of his career, resulting in numerous discoveries. Additionally, he has gained an acute ability in the development and expansion of existing production utilizing extremely cost-effective methods resulting in highly optimized operations. Mr. Kerrigan completed the detailed regional study of the Mississippian Age Strata of the Cumberland Plateau of Northeast Tennessee and has provided Geologic consulting services and expertise on an international level to oil and gas companies in Ireland, Norway and throughout the United States. Some of his clients include DuPont, Rice Services, and Eastern Natural Gas. Mr. Kerrigan received his degree as an Exploration Geologist from the University in Tennessee.

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

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2003.

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

Mr. Spindler, a director and the Chief Executive Officer of the Company, currently invoices the Company $15,000 per month, plus expenses. During the year ended December 31, 2003 $45,000 was accrued for such monthly fees for services rendered to the Company and to Petrogen, which commenced September 2001. Of the $45,000, approximately $19,750 is due and owing by the Company to Mr. Spindler as at December 31, 2003. Furthermore, Mr. Spindler has advanced funds to the Company, and incurred expenses on behalf of the Company. These amounts, in addition to the consulting fees owed, accrue 1% interest per month, and are without specific repayment terms. During fiscal year ended December 31, 2003, the Company paid $25,250 to Mr. Spindler for consulting fess, and $5,027 for reimbursement of expenses. Therefore, at December 31, 2003, Mr. Spindler was owed approximately $103,794 for advances, consulting fees and accrued interest. As of the date of this Annual Report, Mr. Spindler exercised 625,000 Stock Options for aggregate proceeds of $258,750, which amount was utilized to off-set the aggregate amounts due and owing to Mr. Spindler.

Mr. Kerrigan, the Executive Vice President and Chief Financial Officer of the Company, currently invoices the Company $7,000.00 per month (plus expenses). During the year ended December 31, 2003, $21,000 was accrued for such monthly fees for services rendered to the Company and to Petrogen, which commenced September 2001. Of the $21,000, approximately $18,000 is due and owing by the Company to Mr. Kerrigan as at December 31, 2003. Furthermore, Mr. Kerrigan has advanced funds to the Company, and incurred expenses on behalf of the Company. These amounts, in addition to the consulting fees owed, accrue 1% interest per month, and are without specific repayment terms. During fiscal year ended December 31, 2003, the Company paid $3,000 to Mr. Kerrigan for consulting fees. Therefore, at December 31, 2003, Mr. Kerrigan was owed approximately $185,193 for advances, consulting fees and accrued interest. See "Summary Compensation Table" below. As of the date of this Annual Report, Mr. Kerrigan exercised 325,000 Stock Options for aggregate proceeds of $93,750, which amount was utilized to off-set the aggregate amounts due and owing to Mr. Kerrigan.

Henry Consulting Agreement

On November 18, 2003 and effective January 1, 2004, the Company, Petrogen and Neville M. Henry, the President of the Company, entered into a management consulting services agreement (the "Henry Consulting Agreement"). Pursuant to the terms and provisions of the Henry Consulting Agreement, Mr. Henry has agreed to provide operational, managerial and consulting services to the Company consistent with his position as President of the Company. Pursuant to further terms and provisions of the Henry Consulting Agreement, the Company shall: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), starting at the effective date, and provided that only $10,000.00 of the Fee shall actually be paid monthly by the Company to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as the Company is in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimburse certain expenses.

During fiscal year ended December 31, 2003, no fees were incurred to Neville Henry as his contract is effective January 1, 2004.

                                                                     FORM 10-KSB
                                                               December 31, 2003




Summary Compensation Table

                                           Annual Compensation                Awards              Payouts
                                       ____________________________      _________________    _______________
Name and Position            Year      Salary$    Bonus$     Other$      RSA$     Options#    LTIP$    Other$
_____________________________________________________________________________________________________________

Sacha Spindler                 2000      0          0             0       0              0      0        0
Director/CEO                   2001      0          0       $26,000       0              0      0        0
                               2002      0          0       $78,000       0              0      0        0
                            09/2003      0          0       $94,645       0      1,000,000*     0        0
                            12/2003      0          0       $45,000/1     0        250,000*     0        0

William Kerrigan               2000      0          0             0       0              0      0        0
Exec. Vice President and       2001      0          0       $25,000       0              0      0        0
Director                       2002      0          0       $75,000       0              0      0        0
                            09/2003      0          0       $79,500       0        625,000*     0        0
                            12/2003      0          0       $21,000/2     0         50,000*     0        0

Neville M. Henry            09/2003     N/A         0             0       0              0      0        0
President                   12/2003     N/A         0             0       0      1,400,000*     0        0

Timothy G. Russell          09/2003      0          0             0       0        358,000*     0        0
Director                    12/2003      0          0       $ 7,500/3     0              0      0        0

Grant Atkins                   2000      0          0             0       0              0      0        0

Prior Director                 2001      0          0             0       0              0      0        0
                               2002      0          0       $18,500       0              0      0        0
                            09/2003      0          0       $19,625/4     0              0      0        0
                            12/2003     N/A         0



*See "Item 10. Executive Compensation - Stock Option Plan - Options/SAR Grants Table" below.

     (1) Amounts reflected are the accrual of compensation to be received pursuant to monthly amounts invoiced by Mr. Spindler for consulting services performed, of which $25,250 has been received by Mr. Spindler;
     (2) Amounts reflected are the accrual of compensation to be received pursuant to monthly amounts invoiced by Mr. Kerrigan for consulting services performed, of which $3,000 has been received by Mr. Kerrigan;
     (3) Amounts reflected are the accrual of compensation to be received pursuant to monthly amounts invoiced by Mr. Russell for consulting services performed, of which $ - NIL - has been received by Mr. Russell;
     (4) Grant Atkins indirectly received compensation from the Company through the previous contractual relationship between the Company and ICI;

                                                                     FORM 10-KSB
                                                               December 31, 2003


STOCK OPTION PLAN

As of the date of this Annual Report, there are an aggregate of 13,000,000 stock options granted. Stock options granted to executive officers and directors of the Company are as reflected below in the "Options/SAR Grants Table." As of the date of this Annual Report, certain Stock Options have been exercised. See "Aggregate Options/SAR Exercises" below.

Options/SAR Grants Table


                     Number of     Percent of
                     Securities      Total
                     Underlying     Options       Exercise      Date of
Name                  Options       Granted        Price       Expiration
_________________________________________________________________________

Sacha Spindler          500,000                    $ 0.50      12-Feb-06
                        325,000                      0.25      10-Sep-06
                        175,000                      0.50      10-Sep-06
                        200,000                      0.20      01-Nov-08
                         50,000                      0.25      01-Nov-08
                        365,000                      0.25      04-Mar-14
                        260,000                      0.50      04-Mar-14
                      _________
               Total  1,875,000/1    14.42%

William Kerrigan        300,000                    $ 0.50      12-Feb-06
                        225,000                      0.25      10-Sep-06
                        100,000                      0.50      10-Sep-06
                         50,000                      0.25      01-Nov-08
                        300,000                      0.25      04-Mar-14
                      _________
               Total    975,000/1     7.50%

Neville Henry           100,000                    $ 0.20      01-Nov-08
                        700,000/2                    0.25      01-Nov-08
                        600,000/2                    0.25      01-Nov-13
                      _________
               Total  1,400,000/1    10.77%

Timothy Russell          18,000                    $ 0.50      12-Feb-06
                         40,000/3                    0.25      10-Sep-06
                         50,000/3                    0.50      10-Sep-06
                        250,000/3                    0.75      10-Sep-06
                         50,000                      0.50      04-Mar-07
                      _________
               Total    408,000/1     3.14%

Total                 4,658,000/1    35.83%

                                                                     FORM 10-KSB
                                                               December 31, 2003


(1) Calculated upon an aggregate 13,000,000 Stock Options granted as of the date of this Annual Report and assuming that all Stock Options will vest accordingly;

(2) Of the 1,400,000 Stock Options granted to Mr. Henry: (i) 600,000 Stock Options vest over a sixty-month period commencing December 1, 2003 (of which 50,000 Stock Options exercisable at $0.25 per share expiring November 1, 2013 have vested as of the date of this Annual Report); and (ii) 600,000 Stock Options vest over a sixty-month period commencing December 1, 2003 with cancellation twelve months from each vesting period (of which 50,000 Stock Options exercisable at $0.25 per share expiring November 1, 2008 have vested as of the date of this Annual Report);

(3) Of the 358,000 Stock Options granted to Mr. Russell: (i) 18,000 Stock Options vested upon grant; (ii) 40,000 Stock Options vest over a twelve-month period commencing October 10, 2003 (of which 23,335 Stock Options exercisable at $0.25 per share expiring September 10, 2006 have vested as of the date of this Annual Report); (ii) 50,000 Stock Options vest over a twelve-month period commencing October 10, 2003 10, 2003 (of which 29,165 Stock Options exercisable at $0.50 expiring September 10, 2006 have vested as of the date of this Annual Report); and (iii) 250,000 Stock Options vest over a twelve-month period commencing October 10, 2003 (of which 145,835 Stock Options exercisable at $0.75 per share expiring September 10, 2006 have vested as of the date of this Annual Report);


Aggregated Options/SAR Exercises


                                                 Number of       Value of
                      Shares                    securities     Unexercised
                    Acquired on      Value      underlying     in-the-money
Name                 Exercise       Realised    Unexercised      Options
____________________________________________________________________________

Sacha Spindler      625,000/1       $(1,150)     1,250,000         n/a

William Kerrigan    325,000/2       $(5,150)       650,000         n/a

Timothy Russell      40,000/3       $   800        368,000         n/a

Neville Henry       240,000/4       $ 9,800      1,160,000         n/a

(1) Pursuant to certain Notices and Agreements of Option, Mr. Spindler exercised an aggregate 625,000 Stock Options to acquire 625,000 shares of the Common Stock of the Company as follows: (i) 10,000 Stock Options were exercised on September 23, 2003 at an exercise price of $0.50 per share; (ii) 90,000 Stock Options were exercised on September 29, 2003 at an exercise price of $0.25 per share;
              (iii) 200,000 Stock Options were exercised on January 14, 2004 at an exercise price of $0.20 per share; (iv) 285,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.25 per share; and (v) 40,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.50 per share. Based upon an average trading price of $0.22 on September 23, 2003, an average trading price of $0.285 on September 29, 2003, an average trading price of $0.21 on January 14, 2004 and an average trading price of $0.27 on February 11, 2004, Mr. Spindler realized an aggregate net value of approximately $(1,150);

                                                                     FORM 10-KSB
                                                               December 31, 2003


(2) Pursuant to certain Notices and Agreements of Option, Mr. Kerrigan exercised an aggregate 325,000 Stock Options to acquire 325,000 shares of the Common Stock of the Company as follows: (i) 10,000 Stock Options were exercised on September 23, 2003 at an exercise price of $0.50 per share; (ii) 90,000 Stock Options were exercised on September 29, 2003 at an exercise price of $0.25 per share;
              (iii) 185,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.25 per share; and (iv) 40,000 Stock
              Options were exercised on February 11, 2004 at an exercise price of $0.50 per share. Based upon an average trading price of $0.22 on September 23, 2003, an average trading price of $0.285 on
              September 29, 2003 and an average trading price of $0.27 on February 11, 2004, Mr. Kerrigan realized an aggregate net value of approximately $(5,150);
(3) Pursuant to certain Notice and Agreements of Option, Mr. Russell exercised an aggregate 40,000 Stock Options to acquire 40,000 shares of the Common Stock of the Company as follows: (i) 40,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.25 per share. Based upon an average trading price of $0.27 on February 11, 2004, Mr. Russell realized an aggregate net value of approximately $800;
(4) Pursuant to certain Notices and Agreements of Option, Mr. Henry exercised an aggregate 240,000 Stock Options to acquire 240,000 shares of the Common Stock of the Company as follows: (i) 140,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.25 per share; and (ii) 100,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.20 per share. Based upon an average trading price of $0.27 on February 11, 2004, Mr. Henry realized an aggregate net value of approximately $(9,800).


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

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

As of the date of this Annual Report, there are 12,833,291 shares of Common Stock issued and outstanding.

                                                                     FORM 10-KSB
                                                               December 31, 2003


                                                   Amount and
                                                   Nature of
                  Name and Address of              beneficial    Percent of
Title of Class     Beneficial Owner                Ownership       Class
___________________________________________________________________________

Common Stock      Sacha H. Spindler/1               4,608,834      28.34%
                  Suite 310-2000 South Dairy
                  Ashford, Houston, TX 77077

Common Stock      L. William Kerrigan/2             3,322,532      20.43%
                  3130 Caldwell Road
                  Ashland City, Tenessee
                  37015

Common Stock      Neville M. Henry/3                1,400,000       8.61%
                  3200 Soutwest Freeway
                  Suite 3300
                  Houston, Texas 77027

Common Stock      Timothy G. Russell/5                430,233       2.65%
                  3200 Soutwest Freeway
                  Suite 3300
                  Houston, Texas 77027

Common Stock      Petrogen International/5          1,695,000      10.42%
                  3200 Soutwest Freeway
                  Suite 3300
                  Houston, Texas 77027

Common Stock      All officers and directors as     9,761,599      60.03%
                  a group (4 persons)


     (1) This figure includes 2,378,884 restricted shares of common stock. Includes the assumption of the exercise of 1,250,000 Stock Options to acquire 1,250,000 shares of Common Stock;
     (2) This figure includes 2,197,932 restricted shares of common stock. Includes the assumption of the exercise of 1,150,000 Stock Options to acquire 1,150,000 shares of Common Stock;
     (3) This figure includes the assumption of the exercise of 1,160,000 Stock Options to acquire 1,160,000 shares of Common Stock. As of the date of this Annual Report, an aggregate of 60,000 Stock Options have vested.
     (4) This figure includes the assumption of the exercise by Mr. Russell of 368,000 Stock Options to acquire 368,000 shares of Common Stock. As of the date of this Annual Report, an aggregate of 266,335 Stock Options have vested.
     (5) These shares are restricted common shares.

                                                                     FORM 10-KSB
                                                               December 31, 2003


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of the date of this Annual Report, Messrs. Spindler and Kerrigan derive remuneration from the Company as compensation for consulting services rendered. During the year ended December 31, 2003 $45,000 was accrued for such monthly fees for services rendered to the Company and to Petrogen, which commenced September 2001. Of the $45,000, approximately $19,750 is due and owing by the Company to Mr. Spindler as at December 31, 2003. Furthermore, Mr. Spindler has advanced funds to the Company, and incurred expenses on behalf of the Company. These amounts, in addition to the consulting fees awed, accrue 1% interest per month, and are without specific repayment terms. Therefore, at December 31, 2003, Mr. Spindler was owed approximately $103,794 for advances, consulting fees and accrued interest. As of the date of this Annual Report, Mr. Spindler exercised 625,000 Stock Options for aggregate proceeds of $258,750, which amount was utilized to off-set the aggregate amounts due and owing to Mr. Spindler.

Mr. Kerrigan, the Executive Vice President/Chief Financial Officer and a director of the Company, currently invoices the Company $7,000.00 per month (plus expenses). During the year ended December 31, 2003, $21,000 was accrued for such monthly fees for services rendered to the Company and to Petrogen, which commenced September 2001. Of the $21,000, approximately $18,000 is due and owing by the Company to Mr. Kerrigan as at December 31, 2003. Furthermore, Mr. Kerrigan has advanced funds to the Company, and incurred expenses on behalf of the Company. These amounts, in addition to the consulting fees owed, accrue 1% interest per month, and are without specific repayment terms. Therefore, at December 31, 2003, Mr. Kerrigan was owed approximately $185,193 for advances, consulting fees and accrued interest. As of the date of this Annual Report, Mr. Kerrigan exercised 325,000 Stock Options for aggregate proceeds of $93,750, which amount was utilized to off-set the aggregate amounts due and owing to Mr. Kerrigan.

HENRY CONSULTING AGREEMENT

On November 18th, 2003 the Company and Neville Henry, the President of the Company, have agreed to certain terms in regard to the consummation of a management consulting services agreement to be made effective as at January 1, 2004 (the "Henry Consulting Agreement"). Pursuant to the terms and provisions of the Henry Consulting Agreement currently under negotiation between the Company and Mr. Henry, Mr. Henry has agreed to provide operational, managerial and consulting services to the Company consistent with his position as President of the Company. Pursuant to further terms and provisions of the Henry Consulting Agreement currently under negotiation between the Company and Mr. Henry, the Company shall: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), starting at the effective date, and provided that only $10,000.00 of the Fee shall actually be paid monthly by the Company to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as the Company is in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimburse certain expenses.

The officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. The

                                                                     FORM 10-KSB
                                                               December 31, 2003


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

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Section  78.7502  of  the  Nevada  Revised  Statutes  contains   provisions  for
indemnification of the officers and directors of the Company. Nevada law provides for indemnification (which may eliminate any personal liability of a director to the Company or its shareholders for monetary damages for gross negligence or lack of care in carrying out the director's fiduciary duties) if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company. A director or officer may be indemnified as to any matter in which he successfully defends himself.

The officers and directors of the Company are accountable to the shareholders of the Company as fiduciaries, which means such officers and directors are required to exercise good faith and integrity in handling the Company's affairs.

A shareholder may be able to institute legal action on behalf of himself and all other similarly situated shareholders to recover damages where the Company has failed or refused to observe the law. Shareholders may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights, including rights under certain federal and state securities laws and regulations. Shareholders who have suffered losses in connection with the purchase or sale of their interest in the Company due to a breach of a fiduciary duty by an officer or director of the Company in connection with such sale or purchase including, but not limited to, the misapplication by any such officer or director of the proceeds from the sale of any securities, may be able to recover such losses from the Company.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The Company has no agreements with any of its directors or executive officers providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.

At present, there is no pending litigation or proceeding involving a director or executive officers of the Company as to which indemnification is being sought.

                                                                     FORM 10-KSB
                                                               December 31, 2003


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  The  following  exhibits  are  filed  as part of this  Annual
                   Report:

                   2.1 Share Exchange Agreement Among the Shareholders of Petrogen Inc., Petrogen Inc. and Hadro Resources, Inc.;

                   10.1 Drilling and Operating Agreement between Petrogen Corp.
                        and Petrogen International Ltd., dated November 15, 2002

                   10.2 Termination of Drilling and Operating Agreement, dated
                        November 15, 2003;

                   10.3 Stock Option Plan of Petrogen Corp., dated March 5,
                        2004;

                   10.4 Memorandum of understanding between Adams Fees
                        Properties, Inc., and Petrogen International Ltd., dated September 3, 2003;

                   10.5 Memorandum of understanding between Adams Fees
                        Properties, Inc., and Petrogen International Ltd., dated August 4, 2003;

                   31.1 Certification of Chief Executive Officer Pursuant to
                        Rule 13a-14(a) or 15d-14(a).

                   31.2 Certification of Chief Financial Officer Pursuant to
                        Rule 13a-14(a) or 15d-14(a).

                   32.1 Certifications Under Section 1350 as Adopted Pursuant to
                        Section 906 of theSarbanes -Oxley Act.

                   32.1 Certifications Under Section 1350 as Adopted Pursuant to
                        Section 906 of the Sarbanes -Oxley Act.

              (b) Reports on Form 8-K:

                 (i) 8-K  Report  filed on  February  19,  2003 -
                     Item 1.  Changes  in Control of Registrant.

                (ii) 8-K Report filed on August 14, 2003 -
                     Item 5. Other Events and Regulation FD Disclosure.


ITEM 14. PROFESSIONAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During fiscal year ended December 31, 2003, the Company incurred approximately $7,500 in fees to its principal independent accountant for professional services rendered in connection with the audit of the Company's financial statements for fiscal year ended December 31, 2003.

                                                                     FORM 10-KSB
                                                               December 31, 2003


Financial Information Systems Design and Implementation Fees

During fiscal year ended December 31, 2003, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended December 31, 2003, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PETROGEN CORP.

Dated: April 14, 2004       By:  /s/ Sacha H. Spindler
                                 ______________________________________________
                                   Sacha H. Spindler, Chief Executive Officer


Dated: April 14, 2004      By: /s/ L. William Kerrigan
                               ________________________________________________
                                   L. William Kerrigan, Executive Vice President