Form 10QSB
period 2004-03-31
PETROGEN CORP
filed 2004-05-19
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004


 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 0-25579

                                 PETROGEN CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                              87-0571853
           ------------------------              -----------------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation of organization)              Identification No.)


                       3200 Southwest Freeway, Suite 3300
                              Houston, Texas 77027
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                  713.402.6115
                            -------------------------
                           (Issuer's telephone number)

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

                                    Yes X   No
                                       ---    ---
                    Applicable   only  to   issuers   involved   in   bankruptcy
proceedings during the preceding five years.

                                       N/A

         Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                     Yes    No
                                        ---   ---

                      Applicable only to corporate issuers

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

            Class                                 Outstanding as of May 14, 2004

            Common Stock, $0.001 par value        13,958,291

            Transitional Small Business Disclosure Format (check one)

                                    Yes    No X
                                       ---   ---

   PART 1.   FINANCIAL INFORMATION                                           2
     ITEM 1. FINANCIAL STATEMENTS                                            2
             Consolidated Balance Sheets                                     3
             Consolidated Statements of Operations                           4
             Consolidated Statements of Stockholders' Equity  [Deficit]      5
             Consolidated Statements of Cash Flows                           7
             Notes to the Consolidated Financial Statements                  8
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      27
             Current Business Operations                                    27
               Oil and Gas Properties                                       27
             Results of Operations                                          32
               Three-Month Period Ended MArch 31, 2004 Compared to Three-
                 Month Period Ended March 31, 2003                          32
               Liquidity and Capital Resources                              34
             Plan of Operation                                              35
               Material Commitments                                         36
               Off-Balance Sheet Arrangements                               38
     ITEM 3. CONTROLS AND PROCEDURES                                        38

   PART II.  OTHER INFORMATION                                              38
     ITEM 1. LEGAL PROCEEDINGS                                              38
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                      39
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                40

     ITEM 5. OTHER INFORMATION                                              40
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               40
             SIGNATURES                                                     40
             Exhibit 31.1                                                   41
             Exhibit 31.2                                                   42
             Exhibit 32.1                                                   43

PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


PETROGEN CORP.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2004



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



   CONSOLIDATED BALANCE SHEETS                                       3

   CONSOLIDATED STATEMENTS OF OPERATIONS                             4

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  [DEFICIT]        5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                             7

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                    8



PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                March 31, 2004           2003
-----------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                        $    1,060,251  $        8,377
  Prepaids                                                 -               -
-----------------------------------------------------------------------------

TOTAL CURRENT ASSETS                               1,060,251           8,377

FURNITURE AND EQUIPMENT, net                           5,522           5,812

OIL AND GAS PROPERTIES (Note 5)                      860,152         741,923
-----------------------------------------------------------------------------

TOTAL ASSETS                                  $    1,925,925  $      756,112
=============================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities    $      482,744  $      415,488
  Current portion of debentures payable
    (Note 8)                                         152,631         153,561
  Advances payable                                 1,201,012               -
  Notes payable (Note 9)                              29,713          38,794
  Demand loan payable (Note 10)                       75,000          75,000
  Due to related parties (Note 11)                   331,702         359,625
-----------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                          2,272,802       1,042,469

LONG TERM
  Debentures payable (Note 8)                        593,673         620,354
-----------------------------------------------------------------------------

Total Liabilities                                  2,866,475       1,662,823
-----------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock $0.001 par value;
  100,000,000 shares authorized;
  12,783,291 (2003 - 10,613,291) shares issued
     and outstanding (Note 12)                        12,783          10,613
Additional paid-in capital                         2,835,341       1,386,460
Common stock purchase warrants (Note 12)             256,300         256,300
Obligation to issue shares                             5,000          12,500
Deficit accumulated deficit during exploration
  stage                                           (4,049,973)     (2,572,583)
-----------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                         (940,549)       (906,710)
-----------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    1,925,925  $      756,112
=============================================================================


CONTINGENCIES AND GOING CONCERN (NOTES 1,4 AND 6)

The accompanying notes are an integral part of these consolidated financial statements.


PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------
                                                                                                       FOR THE PERIOD FROM
                                                                                                         NOVEMBER 15, 2001
                                                       FOR THE THREE MONTHS ENDED MARCH 31,           [INCEPTION] TO MARCH
                                                              2004                    2003                        31, 2004
--------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
Depreciation                                         $              291         $           219            $         1,996
General & administrative                                         69,478                  32,880                    514,706
Interest expense                                                 25,682                   8,155                    116,078
Loss on settlement of debt                                            -                       -                     15,147
Management & consulting fees - related party                    292,500                  19,500                    586,645
Management & consulting fees - Stock based
  compensation                                                  947,550                       -                  1,669,995
Professional fees                                               141,889                  35,840                    445,772
--------------------------------------------------------------------------------------------------------------------------
LOSS FOR THE PERIOD                                  $       (1,477,390)        $       (96,594)           $    (3,350,339)
==========================================================================================================================

BASIC NET LOSS PER SHARE                             $            (0.12)        $         (0.01)
===============================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                          11,933,951               8,660,511
===============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  [DEFICIT]
FOR THE PERIOD FROM NOVEMBER 15, 2001 [DATE OF INCEPTION] TO MARCH 31, 2004

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit        Total
                                                               Paid-in                     Share       Accumulated   Stockholders'
                                                               capital        Share       Purchase       During         Equity
                                       Shares      Amount      (Deficit)  subscriptions   Warrants  Exploration Stage  (Deficit)
----------------------------------------------------------------------------------------------------------------------------------

Stock issued for cash,
   November 15, 2001
   (Date of Inception)               11,000,000        110             -           -              -              -            110
Stock issued for cash,
   May 3, 2002                           10,000          -             -           -              -              -              -
Stock issued for oil and gas
   property, May 20, 2002                75,000          1             -           -              -              -              1
Stock issued for services,
   June 3, 2002                         240,000          2        11,998           -              -              -         12,000
Stock issued for cash,
   July 8, 2002                         100,000          1        24,999           -              -              -         25,000
Subscriptions received for
   32,000 units, August 9, 2002               -          -             -       8,000              -              -          8,000
Stock issued for services,
   August 13, 2002                       50,000          1         2,499           -              -              -          2,500
Net loss for period November 15,
   2001 to September 30, 2002                 -          -             -                                  (154,947)      (154,947)
                                   -----------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002          11,475,000        115        39,496       8,000              -       (154,947)      (107,336)

Stock issued for subscriptions
   received  in a prior period,
   October 7, 2002                       32,000          -         8,000      (8,000)             -              -              -
Stock issued for cash,
   November 26, 2002                    300,000          3        29,997                                                   30,000
                                   -----------------------------------------------------------------------------------------------
PETROGEN, BLANCE, FEBRUARY 12,
   2003                              11,807,000        118        77,493           -              -       (154,947)       (77,336)

Acquisition costs charged to
   deficit                                    -          -             -           -              -        (60,000)       (60,000)
Petrogen Corp. balance, February
   12,  2003                          9,378,291     30,689     8,172,846           -              -     (8,553,602)      (350,067)
Reverse acquisition recapitali-
   zation  adjustment               (11,807,000    (21,429)   (8,250,339)          -        357,800      7,913,968              -
                                   -----------------------------------------------------------------------------------------------
BALANCE, POST-REVERSE
   ACQUISITION                        9,378,291      9,378             -           -        357,800       (854,581)      (487,403)

Stock issued on exercise of
   options, March 21, 2003            1,000,000      1,000       499,000           -              -              -        500,000
Obligation to issue 10,000
   shares                                     -          -             -       5,000              -              -          5,000
Stock based compensation,
   options  granted on
   September 10, 2003                         -          -       362,230           -              -              -        362,230
Stock issued on exercise of
   options, September 29, 2003          235,000        235        63,515           -              -              -         63,750
Net loss for year ended
   September 30,  2003                        -          -             -           -              -     (1,148,723)    (1,148,723)
                                   -----------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003          10,613,291   $ 10,613    $  924,745    $  5,000      $ 357,800    $(2,003,304)   $  (705,146)
                                   -----------------------------------------------------------------------------------------------




PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED  STATEMENTS OF  STOCKHOLDERS'  EQUITY [DEFICIT]
FOR THE PERIOD FROM NOVEMBER 15, 2001 [DATE OF INCEPTION] TO MARCH 31, 2004

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deficit         Total
                                                               Paid-in                     Share       Accumulated   Stockholders'
                                                               capital        Share       Purchase       During          Equity
                                       Shares      Amount      (Deficit)  subscriptions   Warrants  Exploration Stage  (Deficit)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE FORWARD, SEPTEMBER 30,
   2003                              10,613,291   $ 10,613    $  924,745    $  5,000      $ 357,800    $(2,003,304)   $  (705,146)
Obligation to issue 37,500
   shares on  exercise of
   options, December 12, 2003                            -                     7,500              -              -          7,500
Stock based compensation,
   options granted on November
   1, 2003                                    -          -       360,215           -              -                       360,215
Warrants expired                                                 101,500                   (101,500)                            -
Net loss for the three months
   ended December 31, 2003                    -          -             -           -              -       (569,279)      (569,279)
                                   -----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003           10,613,291   $ 10,613    $1,386,460    $ 12,500      $ 256,300    $(2,572,583)   $  (906,710)
                                   ==============================================================================================
Stock issued on exercise of
   options, January 14, 2004            200,000        200        39,800                                                   40,000
Stock issued on exercise of
   options, January 20, 2004             70,000         70        14,930                                                   15,000
Stock issued on exercise of
   options, January 20, 2004            305,000        305        60,695      (7,500)                                      53,500
Shares returned to treasury and
   cancelled, January 30, 2004          (50,000)       (50)           50                                                        -
Stock issued on exercise of
   options, February 11, 2004           870,000        870       231,630                                                  232,500
Stock issued on exercise of
   options, February 11, 2004           775,000        775       154,225                                                  155,000
Stock based compensation,
   options granted on March
   5, 2004                                    -          -       947,500           -              -                       947,550
Warrants expired
Net loss for the three months
   ended March 31, 2004                       -          -             -           -              -     (1,477,390)    (1,477,390)
                                   -----------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004              12,783,291   $ 12,783    $2,835,340    $  5,000      $ 256,300    $(4,049,973)   $  (940,549)
                                   ===============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                                   For the period from
                                                                    For the three months ended       November 15, 2001
                                                                             March 31,            [Inception] to March
                                                                      2004              2003                  31, 2004
----------------------------------------------------------------------------------------------------------------------
Cash Flows from (used in) operating actvities
Net (loss) for the period                                      $    (1,477,390)     $    (96,594)      $   (3,350,339)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   - depreciation                                                          291               219                1,996
   - accrued interest                                                   25,255             3,242               74,551
   - accounts payable                                                   65,808            51,315              267,138
   - loss on conversion of debt                                              -                 -               15,147
   - non-cash management fees                                                -                 -                2,500
   - accrue management fees                                                  -                 -               84,500
   - shares issued for settlement of debt                              272,500                 -              272,500
   - Stock based compensation                                          947,550                 -            1,669,995
----------------------------------------------------------------------------------------------------------------------
Cash flows used in operating activities                               (165,986)          (41,819)            (962,012)
----------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities
Oil and gas properties                                                (118,229)           (3,098)            (547,750)
Purchase of furniture and fixture                                            -                 -               (7,517)
Pre reverse acquisition advances from Petrogen Corp.                         -           100,000              100,000
Cash acquired in reverse acquisition of Petrogen Inc.                        -               868                  868
----------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities                               (118,229)           97,770             (454,399)
----------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities
Notes payable                                                          (10,000)          (16,589)             (36,858)
Demand loans payable                                                         -                 -               75,000
Cash advances from former related parties (Note 12)                          -          (541,125)             318,990
Advances from related parties                                          (17,923)                -              174,203
Repayment of debenture                                                 (45,500)           (1,500)             (94,795)
Advances                                                             1,201,012                 -            1,201,012
Obligation to issue shares                                                   -                 -               20,500
Proceeds on sale of common stock                                      208,500            500,000              818,610
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities                                 1,336,089           (59,214)           2,476,662
----------------------------------------------------------------------------------------------------------------------
Net Increase (decrease) in Cash                                      1,051,874            (3,263)           1,060,251

Cash, Beginning of period                                                8,377            98,486                    -
----------------------------------------------------------------------------------------------------------------------
Cash, End of Period                                            $     1,060,251      $    (95,224)      $    1,060,251
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS & BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Petrogen Corp. ("PTGC" or the "Company") (formerly Hadro Resources, Inc., "Hadro") was incorporated in the State of Nevada. The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and the Frankfurt Stock Exchanges under the symbol "PTD".

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

As at March 31, 2004, the Company had a working capital deficiency of $1,212,551 and has realized significant losses from its existing oil and gas operations. The Company's continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option-pricing model.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 13:


-----------------------------------------------------------------------------------------------------
                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  2004                     2003
-----------------------------------------------------------------------------------------------------

Net loss as reported                                     $    (1,477,390)           $       (96,594)



SFAS 123 Additional Compensation Expense                 $      (499,350)           $             -

                                                        ---------------------------------------------

Pro forma net loss under SFAS No. 123                    $    (1,976,740)           $       (96,594)
                                                        =============================================

Basic and diluted net loss per common share as
reported                                                 $         (0.12)           $         (0.01)

Pro forma net loss per common share under SFAS
No.  123                                                 $         (0.17)           $         (0.01)


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

--------------------------------------------------------------------------------

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

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company's financial position or results of operations.

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

--------------------------------------------------------------------------------

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


NOTE 3 - ACQUISITION OF PETROGEN INC.
--------------------------------------------------------------------------------

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

Costs associated with the reverse merger totaling $60,000 have been charged to deficit. In addition, the excess of the purchase price over the fair value of the net assets acquired resulted in a charge to deficit of $639,634 in accordance with accounting for reverse acquisitions. The weighted average number of shares outstanding prior to the transaction is deemed to be the number of shares issued to effect the transaction, being 7,300,000.

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

--------------------------------------------------------------------------------

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


NOTE 4 - GOING CONCERN
--------------------------------------------------------------------------------

Since inception, the Company has incurred cumulative net losses of $3,350,339 and has a stockholders' deficit of $940,549 at March 31, 2004. The Company expects to continue to incur substantial losses to develop operations of its properties, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


--------------------------------------------------------------------------------
NOTE 5 - OIL AND GAS PROPERTIES

EMILY HAWES FIELD, CALHOUN COUNTY, TEXAS

By agreement dated May 20, 2002 Petrogen acquired a 95% working interest ("WI") and 77.5% net revenue interest ("NRI") in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. As consideration Petrogen issued a floating charge debenture in the amount of $75,000, and issued notes payable totaling $47,145 to various lessors (Refer to Notes 8 and 9). In addition, Petrogen issued 75,000 common shares for a total consideration of $1. Petrogen also issued 290,000 common shares valued at $14,500 for services provided in connection with oil and gas properties, which has been allocated to the Emily Hawes Field.

During the year ended September 30, 2003 the notes payable were repaid in full. To date Petrogen has capitalized a total of $214,831 of expenditures relating to this property.

--------------------------------------------------------------------------------

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

Effective November 12, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date Petrogen has capitalized a total of $413,413 of expenditures relating to this property.

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

Effective October 31, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date Petrogen has capitalized a total of $138,716 of expenditures relating to this property.

S.J. HOOPER #1, MARION COUNTY, MISSISSIPPI

Effective October 25, 2002, Petrogen entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. ("CR") of Mississippi, whereby PI will acquire a 100% WI and 77% NRI in the S.J. Hooper #1. Petrogen paid $22,500 to acquire this interest. To date the Company has capitalized a total of $51,554 of expenditures relating to this property.

--------------------------------------------------------------------------------
NOTE 5 - OIL AND GAS PROPERTIES (CONTINUED)

ADAMS RANCH, CROCKETT COUNTY, TEXAS

The Company holds the rights to develop a 75% net revenue interest located on approximately 9,000 acres of undeveloped acreage on the Adams Ranch prospect in Crockett County, Texas (the "Adams Ranch Property"), which consists of 1,530 net acres of shallow development rights and 6,750 net acres of deep development rights. Adams Ranch field is located in the Permian Basin upon what management believes to be potentially productive reserves which could be produced from new gas wells. Petrogen plans to drill in calendar year 2004 if adequate funding is acquired. The Company is currently formalizing the terms and provisions of the formal contractual arrangements, as well as negotiating with several third parties interested in the potential of entering into joint venture development agreements to commence operations upon the property.

The Company has the right, title and interest in and to a farm-in agreement entered into with Adams Fee Properties, Inc. (the "Farm-In Agreement"), relating to the 9,000 acre Adams Ranch prospect. Pursuant to the terms and provisions of the Assignment Agreement, in the event the Company files for bankruptcy, becomes insolvent and/or is placed into receivership, or, is unable to perform its duties and obligations under the Farm-In Agreement, such right, title and interest in and to the Farm-In Agreement will revert back to Petrogen International Limited. Pursuant to the terms and provisions of the Farm-In
Agreement: (i) the Company has the right to conduct a series of earn-in development initiatives to fully develop the Adams Ranch Property. To date the Company has capitalized a total of $41,639 of expenditures relating to this property.

MATAGORDA ISLAND PIPELINE

On March 10, 2003, Petrogen International Ltd. ("PIL"), a company with directors in common with the Company, entered into a Lease Assignment Agreement (the "Lease") with James Timothy Roche ("Roche"), whereby PIL leased a certain natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas from Roche.

The terms of the Lease stipulate that Petrogen advances the sum of $3,000 to Roche as a partial payment toward the debt owing to Roche under the terms of a Promissory Note entered into between Petrogen and Roche on May 22, 2002. Refer to Note 8.

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

NOTE 6 - CONTINGENCIES AND LIABILITIES
--------------------------------------------------------------------------------

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

Hadro was a guarantor of the Oak Hills bank loans. In accordance with the terms of the sale of Oak Hills to Newport Capital Corp., and in accordance with the terms and conditions of the Share Exchange Agreement, Newport agreed to indemnify the Company against any loss arising from the loan guarantee. Accordingly, the Company is not responsible for repayment of any debt associated with Oak Hills, or any liability associated with such debt. It is also management's belief that the Company is fully indemnified from any potential liability associated with such debt. Refer to Note 14.



NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

NOTE 8 - DEBENTURES PAYABLE

DEBENTURE

In connection with the Emily Hawes acquisition described in Note 5, the Company issued a debenture in the amount of $75,000, bearing interest at 15% per annum, secured by a floating charge security on all assets of the Company, and due on May 20, 2003 which was extended to June 30, 2004. (Refer to Note 5). To date, $59,750 of principal was repaid (including the $6,250 for options exercised by the holder of the debenture). At March 31, 2004, the Company has accrued $13,299 (December 31, 2003 : $12,811) in interest in connection with this debenture, resulting in $18,549 owing as at March 31, 2004.

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


NOTE 8 - DEBENTURES PAYABLE  (CONTINUED)
--------------------------------------------------------------------------------

At March 31,  2004,  the  Company  has  accrued $ 44,082  (December  31,  2003 :
$26,681) in interest in connection with this debenture. As at March 31, 2004, the current portion of this debenture is $134,082, and the long-term portion is $593,673.


NOTE 9 - ADVANCES PAYABLE
--------------------------------------------------------------------------------
During the quarter ended March 31, 2004, the Company has received cash advances of approximately $1,201,000 from an unrelated party. These advances were without specific repayment terms, and were non-interest bearing. Subsequent to quarter end, the Company has agreed to complete a financing based upon these advances. Refer to Note 15.


NOTE 10 - NOTE PAYABLE
--------------------------------------------------------------------------------

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

Effective December 10, 2002 Petrogen issued a promissory note in the amount of $35,000 which is unsecured and due on demand. To date, $20,000 has been repaid (including $10,000 for options exercised by the holder of the debenture). The note bears interest at 1% per month, compounded monthly. At March 31, 2004, the Company has accrued $4,403 (December 31, 2003 : $3,733) in interest in connection with this note.

On December 9, 2003, the Company was advanced $10,000 by way of a demand note. The note is unsecured, payable on demand, and accrues interest of 10% per annum, compounded semi-annually and not in advance. At March 31, 2004, the Company has accrued $ 309 in interest in connection with this note.


NOTE 11 - DEMAND LOAN
--------------------------------------------------------------------------------

On August 19, 2003, the Company was advanced $75,000 by way of a demand loan, which is unsecured, non-interest bearing and is without specific repayment terms.


NOTE 12 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the quarter ended March 31, 2004, management fees of $66,000 (December 31, 2003 : $66,000) were incurred to two directors and officers of the Company, of which $21,000 (December 31, 2003 : $21,000) of the management fees have been capitalized as oil and gas development costs. During the quarter ended March 31, 2004, bonus management fees of $175,000 (December 31, 2003 : $Nil) were incurred to these two directors and officers of the Company.

At March 31, 2004, these directors and officers are owed approximately $258,076 (December 31, 2003 : $282,688) for management fees due and payments made on behalf of the Company. During the quarter ended March 31, 2004, these directors exercised 750,000 Stock Options for net proceeds of $197,500, which such amounts were utilized to off-set the debt due and owing to these two directors. Amounts due to two of these directors and officers accrue interest at a rate of 1% per month, and are without specific repayment terms. At March 31, 2004, the Company has accrued $24,109 (December 31, 2003 : $17,504) in interest due to these two directors.

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)
--------------------------------------------------------------------------------

During the quarter ended March 31, 2004, management fees of $7,500 (December 31, 2003 : $7,500) were incurred to a director of the Company. During the quarter ended March 31, 2004, bonus management fees of $10,000 (December 31, 2003 :
$Nil) were incurred to this director of the Company. At March 31, 2004, this director is owed $15,000 (December 31, 2003 : $7,500) for management fees due. During the quarter, this director exercised 40,000 Stock Options for net proceeds in the amount of $10,000, which such amounts were utilized to off-set the debt due and owing to this director.

During the quarter ended March 31, 2004, management fees of $45,000 (December 31, 2003 : $Nil) were incurred to an officer of the Company. During the quarter ended March 31, 2004, bonus management fees of $45,000 (December 31, 2003 :
$Nil) were incurred to this officer of the Company. At March 31, 2004, this director is owed $Nil (December 31, 2003 : $Nil) for management fees due. During the quarter, this director exercised 240,000 Stock Options for net proceeds in the amount of $55,000, which such amounts were utilized to off-set the debt due and owing to this director.

Petrogen   retained  a  Drilling  and  Operating   Agreement  (the   "Operator's
Agreement") entered into with PIL on November 15, 2002, whereby PIL is responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"). Under the terms of the Operator's Agreement, the Company is required to reimburse PIL for all costs incurred by PIL plus an administration fee equal to 10% of the costs incurred by PIL. As further consideration PIL retains a 10% carried interest in the Petrogen Interests. The Operator's Agreement will remain in effect as long as any of the Interests covered by the Operator's Agreement continue to be in operation. At March 31, 2004, $161,315 (December 31, 2003 : $161,315) was incurred to PIL, and $ 73,626 (December 31, 2003 : $73,626) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1. Effective November 15, 2003, the agreement between PIL and the Company was terminated.


NOTE 13 - CAPITAL STOCK
--------------------------------------------------------------------------------

COMMON SHARES

At January 1, 2004, 10,613,291 shares were issued and outstanding.

On January 14, 2004, the Company issued 200,000 shares of common stock for options exercised. The net proceeds of $40,000 were used to reduce existing debt.

On January 20, 2004, the Company issued 70,000 shares of common stock for options exercised. The net proceeds of $15,000 were used to reduce existing debt.

On January 20, 2004, the Company issued 305,000 shares of common stock for options exercised, for net proceeds of $61,000.

On January 30, 2004, 50,000 shares were returned to treasury and cancelled.

On February 11, 2004, the Company issued 870,000 shares of common stock for options exercised. The net proceeds of $232,500 were used to reduce existing debt.

--------------------------------------------------------------------------------

On February 11, 2004, the Company issued 775,000 shares of common stock for options exercised, for net proceeds of $155,000.

As at March 31, 2004, 12,783,291 shares were issued and outstanding.

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


----------------------------------------------------------------------------------------------
Balance at March 31,    Expiry date      Exercise     Weighted Average     Weighted Average
        2004                              Price        Exercise Price         Remaining
                                                                           Contractual Life
----------------------------------------------------------------------------------------------

               14,822     29-Oct-04            0.40


               11,857     22-Jun-04            0.80


               18,972      9-Aug-04            0.80

               29,643     13-Nov-04            0.40

               29,643     13-Nov-04            0.40

               14,822     14-Nov-04            0.40
                                                       ---------------    -------------------
              119,759                                  $      0.50             0.54 years
         -------------                                 ---------------    -------------------


--------------------------------------------------------------------------------

NOTE 14 - STOCK OPTION PLAN
--------------------------------------------------------------------------------

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

During the year ended September 30, 2003, the Company granted a total of 2,800,000 stock options at exercise prices ranging from $0.25 to $0.75 per common share. Of these options, 1,435,000 options were granted to non-employees. Of these non-employee stock options, 1,375,000 vested immediately, and 60,000 were subject to vesting on a straight-line basis over 12 months, of which 30,000 have vested at March 31, 2004 (December 31, 2003 : 15,000). The remaining 1,365,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 915,000 vested immediately, and 450,000 were subject to vesting on a straight-line basis over 12 months, of which 240,998 have vested at March 31, 2004 (December 31, 2003 :
124,003). During the period ended December 31, 2003, 1,000,000 vested consultant options were cancelled and 124,000 vested employee options were cancelled.

Certain of the stock options granted to employees during the year ended September 30, 2003 were granted with exercise prices less than the market price of the Company's common stock as at the date of grant resulting in an intrinsic value of $20,700 as determined in accordance with APB 25. This intrinsic value will be expensed as the underlying stock options vest. As at September 30, 2003, $16,830 of this intrinsic value has been expensed. During the period ended December 31, 2003, a further $515 was expensed and another $1,105 related to cancelled unvested options was expensed.

--------------------------------------------------------------------------------

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

In accordance with the provisions of SFAS 123, the Company expenses the fair value of stock options granted to non-employees. The application of the fair value method as described below resulted in additional stock based compensation totaling $360,400 of which $345,600 was recorded to September 30, 2003, and $3,700 to December 31, 2003, and the remaining $11,100 will be recorded upon the vesting of the underlying stock options.

On September 29, 2003, the Company issued 235,000 shares for options exercised. The net proceeds of $63,750 were used to reduce existing debt.

On November 1, 2003, the Board of Directors of the Company ratified, approved and confirmed the adoption of a further amendment to the Stock Option Plan, which provides for the grant of up to 10,000,000 shares of Common Stock.

On November 1, 2003, the Company granted a total of 3,200,000 stock options at exercise prices of $0.20 to $0.25 per common share. Of these options, 1,500,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 500,000 vested immediately, and 1,200,000 were subject to vesting on a straight-line basis over 60 months, of which 80,000 have vested at March 31, 2004 (December 31, 2003 : 20,000).

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

In accordance with the provisions of SFAS 123, the Company expenses the fair value of stock options granted to non-employees additional stock based compensation totaling $344,000 which was recorded to December 31, 2003 upon vesting of the underlying stock options.

The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and an expected volatility of 174%

On January 14, 2004, the Company issued 200,000 shares for options exercised. The net proceeds of $40,000 were used to reduce existing debt.

--------------------------------------------------------------------------------

On January 20, 2004, the Company issued 70,000 shares for options exercised. The net proceeds of $15,000 were used to reduce existing debt.

On January 20, 2004, the Company issued 305,000 shares for options exercised, for net proceeds of $61,000.

On February 11, 2004, the Company issued 870,000 shares for options exercised, for net proceeds of $232,500.

On February 11, 2004, the company issued 775,000 shares for options exercised. The net proceeds of $155,000 were used to reduce existing debt.

On March 4, 2004, the Board of Directors of the Company ratified, approved and confirmed the adoption of a further amendment to the Stock Option Plan, which provides for the grant of up to 15,000,000 shares of Common Stock.

On March 4, 2004, the Company granted a total of 4,500,000 stock options at exercise prices of $0.25, $0.50 and $0.75 per common share. Of these options, 2,700,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,800,000 stock options were granted to employees, including officers and directors, of the Company. These employee stock options all vested immediately.

The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and an expected volatility of 205%. $947,550 has been expensed during the quarter ended March 31, 2004, in relation to these options.

As at March 31, 2004, 12,500,000 options have been granted under the stock option plan. 3,465,000 options have been exercised for net proceeds of $1,072,250. 1,067,250 common shares have been issued, and the Company is obliged to issue another 5,000 shares. As at March 31, 2004, 7,911,000 options were outstanding of which 6,666,998 were vested.

--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Weighted
                                                                                                  Average     Weighted Average
                                       Number of                                                  Exercise       Remaining
                                       Options      Date of issue  Exercise Price    Expiry date   Price      Contractual Life
                                   -------------------------------------------------------------------------------------------


Granted, February 12, 2003               2,000,000       12-Feb-03      0.50        12-Feb-06


Granted, September 10, 2003              1,550,000       10-Sep-03      0.25        10-Sep-06

                                           500,000       10-Sep-03      0.50        10-Sep-06

                                           750,000       10-Sep-03      0.75        10-Sep-06


Exercised during the year               (1,030,000)                     0.50        12-Feb-06

                                          (215,000)                     0.25        10-Sep-06
                                   -----------------

Balance, September 30, 2003              3,555,000                                                $     0.46        2.79 years
                                   =================                                             ============  ===============


Granted, November 1, 2003                1,600,000        1-Nov-03      0.20         1-Nov-08

                                         1,000,000        1-Nov-03      0.25         1-Nov-08

                                           600,000        1-Nov-03      0.25         1-Nov-13

Cancelled during the period
                                           (34,000)                     0.50        12-Feb-06

                                          (540,000)                     0.25        10-Sep-06

                                           (50,000)                     0.50        10-Sep-06

                                          (500,000)                     0.75        10-Sep-06

Balance, December 31, 2003               5,631,000                                                $     0.32        3.30 years
                                   =================                                             ============  ===============



Granted, March 4, 2004                   1,475,000        4-Mar-04      0.25         4-Mar-07

                                           840,000        4-Mar-04      0.25         4-Mar-14

                                         1,450,000        4-Mar-04      0.50         4-Mar-07

                                           360,000        4-Mar-04      0.50         4-Mar-14

                                           250,000        4-Mar-04      0.75         4-Mar-07

                                           125,000        4-Mar-04      0.75         4-Mar-14

Exercised during the period
                                           (80,000)                     0.50        12-Feb-06

                                          (470,000)                     0.25        10-Sep-06

                                        (1,430,000)                     0.20         1-Nov-08

                                          (200,000)                     0.25         1-Nov-08

                                           (40,000)                     0.25         1-Nov-13

Balance, March 31, 2004                  7,911,000                                                $     0.43        4.60 years
                                   =================                                             ============  ===============


NOTE 15 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

o On April 8, 2004, the Oak Hills loans for which the company was a guarantor were repaid in full by the borrower, and the Company guarantee agreements were fully satisfied and released.
o On April 28, 2004, the Company issued 450,000 shares of its common stock to two directors of the Company for options exercised. The net proceeds of $275,000 were utilized to reduce existing debt with these directors;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CURRENT BUSINESS OPERATIONS

Petrogen Corp. is a corporation organized under the laws of the State of Nevada (the "Company"). The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and on the Frankfurt Stock Exchange in Germany under the symbol "PTD".

As of the date of this quarterly Report, the Company is an independent oil and gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, exploration and development of oil and natural gas properties. With operations based in Houston, Texas, the Company, and its wholly owned subsidiary, Petrogen, Inc. ("Petrogen"), is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. The Company's core business strategy is to acquire interests in proved developed reserves that couple immediate recompletion opportunities with undeveloped upside.

The Company's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming, Emily Hawes Field in southern Texas and Adams Ranch Field in east Texas. The Company has acquired interests in four properties spanning over approximately 8,750 net acres with what management believes to be proven reserves in several reserve categories that can potentially be tapped longer term with targeted exploration efforts. Management anticipates that the Company's ongoing efforts, subject to adequate funding being available, will be focused upon the development of its Texas properties through potential joint venture development opportunities the Company is currently negotiating and will additionally continue to be focused upon placing shut-in gas wells located on its properties in the states of Mississippi and Wyoming back into production, and to thereafter implement additional development operations on these same properties with the commencement of drilling new wells into proven undeveloped reserves. The Company plans to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunity for the Company and its shareholders over the immediate, near and long term.

OIL AND GAS PROPERTIES

As of the date of this Quarterly Report, the Company has not reported or filed any reserve estimates with any Federal agencies, and has plans to commence limited production from certain properties. As of the date of this Quarterly
Report, the Company does not maintain any developed acreage. The Company maintains approximately an aggregate of 11,691 gross undeveloped acreage and 8,749 net undeveloped acreage pursuant to leases and/or concessions as discussed below. The following is a description of the Company's oil and gas operations.

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

BROWN GOVERNMENT LEASE

PRODUCTIVE WELLS AND ACREAGE. As of the date of this Quarterly Report, the Company holds a 100% working interest and a 77.5% net revenue interest in all existing and future wells located on approximately 440 gross (330 net) undeveloped acreage in the Enos Creek field in Hot Springs County, Wyoming (known as the "Brown Government Lease"). Pursuant to the terms and provisions of the Brown Government Lease: (i) the Company will pay to Coronado Oil Company 50% of its production income net of royalties to a maximum of $75,000; and (ii) Coronado Oil Company has the right to back-in to a 50% working interest at the time when the Company completes its development operations and recoups all of its expenses related to those developments and Coronado Oil Company forfeits its 5% overriding royalty interest. The oil and gas leases relating to the Brown Government Lease will continue in existence subject to the Wyoming Bureau of Land Management.

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

The Brown Government Lease consists of twelve wells previously drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes. Management of the Company reformulated an operations agenda with the Wyoming Bureau of Land Management, which was initiated during the month of September, 2003. However, as of the date of this Quarterly Report, plans are underway to commence operations with the Bureau's assistance for second quarter 2004.

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

In anticipation of completing the Gas Sales Contract with Sierra and as part of the commitments made between Petrogen, Coronado Oil Company and the Wyoming Bureau of Land Management, the Company initiated the first phase of redevelopment operations upon the Brown Government Lease, which focused exclusively upon what management believes to be remaining recoverable reserves within multiple potentially gas charged Frontier sands. A workover rig was mobilized on May 1, 2003, and operations to place the #1 Brown Government wellbore back into the condition of production commenced shortly thereafter. The Company perforated three additional Frontier sands, providing for over 52 feet of previously known productive pay within the wellbore, which the Company anticipated would potentially produce marketable quantities of natural gas. However, at the date of this Quarterly Report, the recompletion initiative remains incomplete. Management of the Company anticipates that recompletion operations will re-commence within the second quarter of 2004 subject to adequate funding. The Company is currently, with the aid of third party production engineers, designing operations plans to re-enter the #1 Brown Government wellbore to perform a fracture stimulation operation in an attempt to bring on natural gas production from the wellbore.

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

ADAMS RANCH

PRODUCTIVE WELLS AND ACREAGE. As of the date of this Quarterly Report, the Company holds the rights to develop a 75% net revenue interest located on approximately 9,000 acres of undeveloped acreage on the Adams Ranch prospect in Crockett County, Texas (the "Adams Ranch Property"), which consists of 1,530 net acres of shallow development rights and 6,750 net acres of deep development rights. Adams Ranch field is located in the Permian Basin upon what management believes to be potentially productive reserves which could be produced from new gas wells Petrogen plans to drill in calendar year 2004 if adequate funding is acquired. The Company is currently formalizing the terms and provisions of the formal contractual arrangements, as well as negotiating with several third parties interested in the potential of entering into joint venture development agreements to commence operations upon the property.

PRESENT ACTIVITIES. The Company has the right, title and interest in and to a farm-in agreement entered into with Adams Fee Properties, Inc. (the "Farm-In Agreement"), relating to the 9,000 acre Adams Ranch prospect located in Crockett County, Texas (the "Adams Ranch Property"). Pursuant to the terms and provisions of the Assignment Agreement, in the event the Company files for bankruptcy, becomes insolvent and/or is placed into receivership, or, is unable to perform its duties and obligations under the Farm-In Agreement, such right, title and interest in and to the Farm-In Agreement will revert back to Petrogen International Limited. Pursuant to the terms and provisions of the Farm-In
Agreement: (i) the Company has the right to conduct a series of earn-in development initiatives to fully develop the Adams Ranch Property.

As of the  date  of  this  Quarterly  Report,  the  Company  has  not  commenced development or re-stimulation initiatives on the Adams Ranch Property, but intends to commence such initiatives during second quarter 2004. Management of the Company believes that the Adams Ranch Property represents the opportunity to develop numerous Canyon sand new well drill site locations and potentially up to eight commingled Strawn and Ellenberger new well drill site locations. In addition to providing substantial long-term growth potential, there are currently eleven wellbores in various stages of production that the Company has the right to attempt to re-stimulate to establish an initial base of production.

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


RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2003

The Company's net losses during the three-month period ended March 31, 2004 were $1,112,940 compared to $96,594 during the three-month period ended March 31, 2003. During the three-month period ended March 31, 2004 and 1003, the Company recorded $-0- in revenue.

During the three-month period ended March 31, 2004, the Company recorded operating expenses of $1,477,390 (2003: $96,594). These operating expenses consisted of: (i) $69,478 (2003: $32,880) in general and administrative expenses; (ii) $292,500 (2003: $19,500) in management and consulting fees to related party; (iii) $141,889 (2003: $35,840) in professional fees; (iv) $947,550 (2003: $0) in stock based compensation related to the fair valuation of stock options granted to non-employees; (v) $25,682 (2003: $8,155) in interest expense; and (vi) $291 (2003: $219) in depreciation.

Mr. Spindler, the Chief Executive Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. During the three-month period ended March 31, 2004, approximately $45,000 was incurred by the Company to Mr. Spindler for management and consulting services rendered, and an additional $125,000 was incurred by the Company to Mr. Spindler as bonus management fees. Furthermore, Mr. Spindler has advanced funds to the Company and incurred expenses on behalf of the Company. These amounts, in addition to the management and consulting fees owed, accrue 1% interest per month and are without specific repayment terms. Therefore, at March 31, 2004, Mr. Spindler was owed an aggregate of $ 67,609.18 for advances, consulting/management fees and accrued interest. During the three-month period ended March 31, 2004, Mr. Spindler exercised 200,000 Stock Options at $0.20, 285,000 Stock Options at $0.25 per share and 40,000 Stock Options at $0.50 per share, for aggregate proceeds of $131,250, which amount was utilized to off-set the aggregate amount due and owing to Mr. Spindler. See " - Plan of Operation - Material Commitments" and "Part II. Item 2. Changes in Securities and Use of Proceeds."

Mr. Kerrigan, the Executive vice President and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. During the three-month period ended March 31, 2004, approximately $21,000 was incurred by the Company to Mr. Kerrigan for management and consulting services rendered, and an additional $50,000 was incurred by the Company to Mr. Kerrigan as bonus management fees. Furthermore, Mr. Kerrigan has advanced funds to the Company and incurred expenses on behalf of the Company. These amounts, in addition to the management and consulting fees owed, accrue 1% interest per month and are without specific repayment terms. Therefore, at March 31, 2004, Mr. Kerrigan was owed an aggregate of $175,466.78 for advances, management/consulting fees and accrued interest. During the three-month period ended March 31, 2004, Mr. Kerrigan exercised 40,000 Stock Options at $0.50 per share and 185,000 Stock Options at $0.25 per share, for aggregate proceeds of $66,250, which amount was utilized to off-set the aggregate amount due and owing to Mr. Kerrigan. See " - Plan of Operation - Material Commitments" and "Part II. Item 2. Changes in Securities and Use of Proceeds."

Mr. Russell, a director of the Company, derives remuneration from the Company as compensation for management services rendered. During the three-month period ended March 31, 2004, approximately $7,500 was incurred by the Company to Mr. Russell for management services rendered, and an additional $10,000 was incurred by the Company to Mr. Russell as bonus management fees. Therefore, at March 31, 2004, Mr. Russell was owned an aggregate of $15,000 for accrued management fees. During the three-month period ended March 31, 2004, the Company paid $0 to Mr. Russell. During this quarter, Mr. Russell exercised 40,000 Stock Options at $0.25 per share for aggregate proceeds of $10,000, which amount was utilized to off-set the aggregate amount due and owing to Mr. Russell. Therefore, at March 31, 2004, Mr. Russell was owed $15,000.

Mr. Henry, the President of the Company, derives remuneration from the Company as compensation for management services rendered. During the three-month period ended March 31, 2004, approximately $45,000 was incurred by the Company to Mr. Henry for management services rendered, and an additional $45,000 was incurred by the Company to Mr. Henry as bonus management fees. During the three-month period ended March 31, 2004, the Company paid $35,000 to Mr. Henry. During this quarter, Mr. Henry exercised 100,000 Stock Options at $0.20 and 140,000 Stock Options at $0.25 per share for aggregate proceeds of $55,000, which amount was utilized to off-set the aggregate amount due and owing to Mr. Henry. Therefore, at March 31, 2004, Mr. Henry was owed $-0-.

There has been a significant increase in operating expenses comparing to the three-months period ended March 31, 2003. This is due primarily to a significant increase in management and consulting fees payable to certain officers and directors as discussed above and the increase in stock-based compensation relating to the fair valuation of stock options granted to consultants. The increase of these expenses resulted from the increased scale and scope of overall corporate activity pertaining to the ongoing exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds - Stock Option Plan." The Company's net loss during the three-month period ended March

31, 2004 was $1,477,390 or $0.12 per share, compared to $0.01 per share for the three-months period ended March 31, 2003. The weighted average number of shares outstanding was 11,933,951 at March 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

As of March 31, 2004

As of fiscal quarter ended March 31, 2004, the Company's current assets were $1,060,251 and its current liabilities were $2,272,802, resulting in a working deficit of $1,212,551. As of fiscal quarter ended March 31, 2004, current assets were comprised of $1,060,251 in cash. As of fiscal quarter ended March 31, 2004, current liabilities were comprised of (i) $482,744 in accounts payable and accrued liabilities; (ii) $331,702 due to related parties; (iii) $152,631 in debentures payable; (iv) $75,000 in demand loan payable, (v) 1,201,012 in advances payable and (vi) $29,713 in notes payable. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments."

As of fiscal quarter ended March 31, 2004, the Company's total assets were $1,925,925 comprised of (i) $1,060,251 in current assets; (ii) $860,152 in oil and gas properties and (iii) $5,522 in furniture and equipment. As of December 31, 2003, the Company's total assets were $756,112 comprised of (i) $8,377 in current assets; (ii) $741,923 in oil and gas properties and (iii) $5,812 in furniture and equipment, net of depreciation. The increase in total assets during fiscal quarter ended March 31, 2004 from fiscal year ended December 31, 2003 was primarily due to the increase cash in hand resulting from advances in the approximate amount of $1,201,000 received from an unrelated third party and the exercise of approximately 1,080,000 Stock Options for aggregate proceeds of $ 216,000, and increase in cash advances received.

As of fiscal quarter ended March 31, 2004, the Company's total liabilities were $2,866,475, comprised of (i) $2,272,802 in current liabilities, and; (ii) $593,673 in long-term debentures payable. As of December 31, 2003, the Company's total liabilities were $1,662,823, comprised of (i) $1,042,469 in current liabilities, and: (ii) $620,354 in debenture payable. The increase in total liabilities during fiscal quarter ended March 31, 2004 compared to fiscal year ended December 31, 2003 was due primarily to an increase in advances payable from $0 to $1,201,012 . See "Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments."

Stockholders' deficit increased from $906,710 for December 31, 2003 to $940,549 for the quarter ended March 31, 2004.

For the quarter ended March 31, 2004, net cash used in operating activities was $165,986. Net cash used in operating activities was primarily comprised of: (i) net loss of $1,477,390; (ii) stock based compensation of $947,550; (iii) accounts payable of $65,808; (iv) accrued interest of $25,255 and (v) shares issued for debt settlement of $272,500.

The Company's cash flow used in investing activities for the quarter ended March 31, 2004 was $118,229. The net cash used in investing activities was for the acquisition of oil and gas properties.

Cash flows from financing activities for the quarter ended March 31, 2004 were $1,336,089, and consisted primarily of (i) $1,201,012 of cash advances and (ii) $208,500 from the sale of common stock.


PLAN OF OPERATION

As of the date of this Quarterly Report, the Company has generated no revenues from operations. During the prior fiscal years, the Company focused primarily on the exploration of potential oil and gas projects and generated no revenues. During those prior fiscal years, the Company relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions.

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

AMOUNTS DUE TO RELATED PARTIES

Mr. Spindler, the Chief Executive Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. At March 31, 2004, Mr. Spindler was owed an aggregate of $ 67,609.18 for advances, consulting/management fees and accrued interest. This amount is without specific repayment terms.

Mr. Kerrigan, the Executive Vice President/Chief Financial Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. At March 31, 2004, Mr. Kerrigan was owed an aggregate of $ 175,466.78 for advances, management/consulting fees and accrued interest. This amount is without specific repayment terms.

Mr. Russell, a director of the Company, derives remuneration from the Company as compensation for management services rendered. At March 31, 2004, Mr. Russell was owned an aggregate of $15,000 for accrued management fees. This amount is without specific repayment terms.

HENRY CONSULTING AGREEMENT

On November 18th, 2003 the Company and Neville Henry, the President of the Company, entered into a management consulting services agreement to be made effective as at January 1, 2004 (the "Henry Consulting Agreement"). Pursuant to the terms and provisions of the Henry Consulting Agreement, Mr. Henry has agreed to provide operational, managerial and consulting services to the Company consistent with his position as President of the Company. Pursuant to further terms and provisions of the Henry Consulting Agreement, the Company shall: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), starting at the effective date, and provided that only $10,000.00 of the Fee shall actually be paid monthly by the Company to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as the Company is in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimburse certain expenses.

During the three-month period ended March 31, 2004, management fees of $45,000 were incurred by the Company to Mr. Henry and an additional $45,000 in bonus management fees were incurred by the Company to Mr. Henry. During the three-month period ended March 31, 2004, $35,000 in fees were paid by the Company to Neville Henry pursuant to the terms and provisions of the Henry Consulting Agreement. Mr. Henry exercised 240,000 Stock Options pursuant to assignment of debt in the aggregate amount of $55,000, which such amounts was utilized to off-set the aggregate debt due and owing to Mr. Henry.

SUBORDINATED DEBENTURE

As of August 18, 2003, certain amounts were due and owing to Investor Communications International, Inc. ("ICI") and affiliate parties by the Company:
(i) $21,736 as accounts payable; (ii) $104,789 as advances; (iii) $6,784 as accrued interest on advances; (iv) $590,500 as demand loans; and (v) 17,566 as accrued interest on the demand loans. As of August 18, 2003, the Company also owed Mr. Grant Atkins, a prior director and officer of the Company, an aggregate of $15,385 plus $1,767 in accrued interest for payments personally made by Mr. Atkins on behalf of the Company. All such amounts due and owing to ICI, affiliate parties and Mr. Atkins formed part of amounts due by the Company to certain various debtholders under a subordinated debenture.

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

During the three-month period ended March 31, 2004, the Company has accrued $44,167 in interest in connection with the Subordinated Debenture, and has paid an aggregate of $30,000. Therefore, as at March 31, 2004, an aggregate amount of $727,755 remains due and owing on the Subordinated Debenture. As of the date of this Quarterly Report, the Company has paid $50,000.

DEBENTURE

In connection with the acquisition of the Emily Hawes Field, the Company issued a debenture in the amount of $75,000 (the "Debenture"). The terms and provisions of the Debenture provides: (i) interest at the rate of 15% per annum; (ii) is secured by a floating charge security on all assets of the Company; and (iii) is due on May 20, 2003, which was extended to June 30, 2004. As of the date of this Quarterly Report, the Company has repaid approximately $69,750 of principal, including the exercise by the holder thereof of 25,000 Stock Options at $0.25 per share for aggregate proceeds of $6,250, which amount was utilized to off-set the aggregate amount due and owing on the Debenture. Interest of $13,299 has been accrued in connection with the Debenture. Therefore, at March 31, 2004, an aggregate of $18,549 remains due and owing.


ADVANCES PAYABLE
During the quarter ended March 31, 2004, the Company has received cash advances of approximately $1,201,000 from an unrelated party. These advances were without specific repayment terms, and were non-interest bearing.

As of the date of this quarterly report, the Company has agreed to complete a financing based upon these advances. These advances and further anticipated advances to be received by the Company will be in the form of a private placement of a minimum of 6,000,000 units. Each will be composed of one common share of the Company at $0.25 and one-half warrant. Each warrant shall entitle the holder to purchase one additional common share of the Company at $0.50 and one piggy-back warrant. Each piggy-back warrant shall entitle the holder to purchase a further common share of the Company at $1.00. The financing is anticipated to close and be deemed accepted by the Company if or when $1,500,000 or more is achieved.

NOTE PAYABLE

In connection with the acquisition of the Emily Hawes Field, Petrogen issued a promissory note in the amount of $35,000, which is unsecured, due on demand and bears interest at 1% per month compounded monthly (the "Note Payable"). As at March 31, 2004, the Note Payable has accrued $4,403 in interest. As of the date of this Quarterly Report, $20,000 has been repaid, including the exercise by the holder thereof of 50,000 Stock Options at $0.20 per share for aggregate proceeds of $10,000, which amount was utilized to off-set the aggregate amount due and owing on the Note Payable. As at March 31, 2004, an aggregate of $19,403 remains due and owing.

DEMAND LOAN

As at March 31, 2004, the Company owes an aggregate of $75,000 pursuant to the loan of $75,000, which is unsecured, non-interest bearing and is without specific repayment terms.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

STOCK OPTION PLAN

On March 3, 2004, the Board of Directors of the Company unanimously ratified, approved and confirmed the adoption of an amendment to the stock option plan (the "Stock Option Plan"), which provides for the grant of up to 15,000,000 stock options (the "Stock Options"). Pursuant to the provisions of the Stock Option Plan, Stock Options will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

On March 5, 2004, the Company caused to be filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering Stock Options under the Stock Option Plan in the following amounts: (i) 2,515,000 shares at $0.25 per share; (ii) 2,110,000 shares at $0.50 per share; and (iii) 375,000 shares at $0.75 per share.

STOCK OPTIONS GRANTED AND EXERCISED

As at March 31, 2004, an aggregate 12,500,000 Stock Options have been granted under the Stock Option Plan, an aggregate of 3,465,000 Stock Options have been exercised for net proceeds of $1,072,250, and an aggregate 7,911,000 Stock Options remain outstanding of which 6,666,998 have vested.

During the three-month period ended March 31, 2004, an aggregate of 4,500,000 Stock Options were granted as follows: (i) 1,475,000 Stock Options exercisable at $0.25 per share expiring March 4, 2007; (ii) 840,000 Stock Options exercisable at $0.25 per share expiring March 4, 2014; (iii) 1,450,000 Stock Options exercisable at $0.50 per share expiring March 4, 2007; (iv) 360,000 Stock Options exercisable at $0.50 per share expiring March 4, 2014; (v) 250,000 Stock Options exercisable at $0.75 per share expiring March 4, 2007; and (vi) 125,000 Stock Options exercisable at $0.75 expiring March 4, 2014.

During the three-month period ended March 31,2004 and as of the date of this Quarterly Report, an aggregate of 2,770,000 Stock Options have been exercised as follows: (i) 630,000 Stock Options were exercised at $0.50 per share for aggregate proceeds of $315,000; (ii) 710,000 Stock Options were exercised at $0.25 per share for aggregate proceeds of $177,500; (iii) 1,430,000 Stock Options were exercised at $0.20 per share for aggregate proceeds of $286,000, which amount was utilized to reduce the debt due and owing by the Company to Messrs. Spindler, Henry, Russelll, Kerrigan and other consultants pursuant to management/consultant services provided.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         (a) 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
         (b) 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).
         (c)   32.1  Certifications  Under  Section 1350 as Adopted  Pursuant to
               Section 906 of the Sarbanes-Oxley Act.

         Reports:  None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PETROGEN CORP.



Dated: May 18, 2004             By:  /s/  SACHA S. SPINDLER
                                ----------------------------------
                                Sacha S. Spindler, Chief  Executive Officer /
                                Acting Chief Financial Officer


Dated: May 18, 2004             By: /s/  L. WILLIAM KERRIGAN
                                -----------------------------------
                                L. William Kerrigan, Executive Vice President