Form 10QSB/A
period 2004-03-31
PETROGEN CORP
filed 2004-05-27
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 (Amendment #1)


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


                                  713.402.6115
                           ___________________________
                           (Issuer's telephone number)


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

                                    Yes [ ]   No [ ]

                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

                  Class                     Outstanding as of May 14, 2004

      Common Stock, $0.001 par value                  13,958,291

            Transitional Small Business Disclosure Format (check one)

                                    Yes [ ]   No [X]

PART 1.   FINANCIAL INFORMATION                                              2

  ITEM 1. FINANCIAL STATEMENTS                                               2
          Consolidated Balance Sheets                                        3
          Consolidated Statements of Operations                              4
          Consolidated Statements of Cash Flows                              5
          Notes to the Consolidated Financial Statements                     6
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         25
          Current Business Operations                                       25
            Oil and Gas Properties                                          25
          Results of Operations                                             30
            Three-Month Period Ended MArch 31, 2004 Compared to Three-
              Month Period Ended March 31, 2003                             30
            Liquidity and Capital Resources                                 32
          Plan of Operation                                                 33
            Material Commitments                                            34
            Off-Balance Sheet Arrangements                                  36
  ITEM 3. CONTROLS AND PROCEDURES                                           36

PART II.  OTHER INFORMATION                                                 36

  ITEM 1. LEGAL PROCEEDINGS                                                 36
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                         37
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   38

  ITEM 5. OTHER INFORMATION                                                 38
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  38
          SIGNATURES                                                        38
          Exhibit 31.1                                                      39
          Exhibit 31.2                                                      40
          Exhibit 32.1                                                      41

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



   CONSOLIDATED BALANCE SHEETS                                       3

   CONSOLIDATED STATEMENTS OF OPERATIONS                             4

   CONSOLIDATED STATEMENTS OF CASH FLOWS                             5

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                    6



PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                March 31, 2004           2003
_____________________________________________________________________________
                                                 (unaudited)

ASSETS

CURRENT
  Cash                                        $    1,060,251  $        8,377
  Prepaids                                                 -               -
_____________________________________________________________________________

TOTAL CURRENT ASSETS                               1,060,251           8,377

FURNITURE AND EQUIPMENT, net                           5,522           5,812

OIL AND GAS PROPERTIES (Note 5)                      860,152         741,923
_____________________________________________________________________________

TOTAL ASSETS                                  $    1,925,925  $      756,112
=============================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities    $      482,744  $      415,488
  Current portion of debentures payable
    (Note 8)                                         152,631         153,561
  Advances payable (Note 9)                        1,201,012               -
  Notes payable (Note 10)                             29,713          38,794
  Demand loan payable (Note 11)                       75,000          75,000
  Due to related parties (Note 12)                   331,702         359,625
_____________________________________________________________________________

TOTAL CURRENT LIABILITIES                          2,272,802       1,042,468

LONG TERM
  Debentures payable (Note 8)                        593,673         620,354
_____________________________________________________________________________

Total Liabilities                                  2,866,475       1,662,822
_____________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock $0.001 par value;
  100,000,000 shares authorized;
  12,783,291 (2003 - 10,613,291) shares issued
     and outstanding (Note 12)                        12,783          10,613
Additional paid-in capital                         2,839,790       1,386,460
Common stock purchase warrants (Note 12)             256,300         256,300
Obligation to issue shares                             5,000          12,500
Deficit accumulated deficit during exploration
  stage                                           (4,054,423)     (2,572,583)
_____________________________________________________________________________

TOTAL STOCKHOLDERS' DEFICIT                         (940,550)       (906,710)
_____________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    1,925,925  $      756,112
=============================================================================


CONTINGENCIES AND GOING CONCERN (NOTES 1,4 AND 6)

The accompanying notes are an integral part of these consolidated financial statements.


PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
__________________________________________________________________________________________________________________________
                                                                                                       FOR THE PERIOD FROM
                                                                                                         NOVEMBER 15, 2001
                                                       FOR THE THREE MONTHS ENDED MARCH 31,           [INCEPTION] TO MARCH
                                                              2004                    2003                        31, 2004
__________________________________________________________________________________________________________________________

OPERATING EXPENSES
Depreciation                                         $              290         $           219            $         1,996
General & administrative                                         69,479                  32,880                    514,706
Interest expense                                                 25,682                   8,155                    116,078
Loss on settlement of debt                                            -                       -                     15,147
Management & consulting fees - related party                    292,500                  19,500                    586,645
Management & consulting fees - Stock based
  compensation                                                  952,000                       -                  1,674,445
Professional fees                                               141,889                  35,840                    445,772
__________________________________________________________________________________________________________________________
LOSS FOR THE PERIOD                                  $       (1,481,840)        $       (96,594)           $    (3,354,789)
==========================================================================================================================

BASIC NET LOSS PER SHARE                             $            (0.12)        $         (0.01)
===============================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                          11,933,951               8,660,511
===============================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



PETROGEN CORP.
[AN EXPLORATION STAGE COMPANY]
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

______________________________________________________________________________________________________________________
                                                                                                   For the period from
                                                                    For the three months ended       November 15, 2001
                                                                             March 31,            [Inception] to March
                                                                      2004              2003                  31, 2004
______________________________________________________________________________________________________________________

Cash Flows from (used in) operating actvities
Net (loss) for the period                                      $    (1,481,840)     $    (96,594)      $   (3,354,789)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   - depreciation                                                          290               219                1,995
   - accrued interest                                                   25,255             3,242               74,551
   - accounts payable                                                   65,809            51,315              267,139
   - loss on conversion of debt                                              -                 -               15,147
   - non-cash management fees                                                -                 -                2,500
   - accrue management fees                                            272,500                 -              357,000
   - Stock based compensation                                          952,000                 -            1,674,445
______________________________________________________________________________________________________________________
Cash flows used in operating activities                               (165,986)          (41,819)            (962,012)
______________________________________________________________________________________________________________________
Cash flows from (used in) investing activities
Oil and gas properties                                                (118,229)           (3,098)            (547,750)
Purchase of furniture and fixture                                            -                 -               (7,517)
Pre reverse acquisition advances from Petrogen Corp.                         -           100,000              100,000
Cash acquired in reverse acquisition of Petrogen Inc.                        -               868                  868
______________________________________________________________________________________________________________________
Cash flows used in investing activities                               (118,229)           97,770             (454,399)
______________________________________________________________________________________________________________________
Cash flows from (used in) financing activities
Notes payable                                                                            (16,589)             (26,858)
Demand loans payable                                                         -                 -               75,000
Cash advances from former related parties (Note 12)                          -          (541,125)             318,990
Advances from related parties                                          (27,923)                -              164,203
Repayment of debenture                                                 (45,500)           (1,500)             (94,795)
Advances                                                             1,201,012                 -            1,201,012
Obligation to issue shares                                                   -                 -               20,500
Proceeds on sale of common stock                                      208,500            500,000              818,610
______________________________________________________________________________________________________________________
Cash flows from financing activities                                 1,336,089           (59,214)           2,476,662
______________________________________________________________________________________________________________________
Net Increase (decrease) in Cash                                      1,051,874            (3,263)           1,060,251

Cash, Beginning of period                                                8,377            98,486                    -
______________________________________________________________________________________________________________________
Cash, End of Period                                            $     1,060,251      $    (95,224)      $    1,060,251
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

         (UNAUDITED)
________________________________________________________________________________

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

________________________________________________________________________________

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 13:


_____________________________________________________________________________________________________
                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  2004                     2003
_____________________________________________________________________________________________________

Net loss as reported                                     $    (1,481,840)           $       (96,594)



SFAS 123 Additional Compensation Expense                 $      (523,060)           $             -

                                                        _____________________________________________

Pro forma net loss under SFAS No. 123                    $    (2,004,900)           $       (96,594)
                                                        =============================================

Basic and diluted net loss per common share as
reported                                                 $         (0.12)           $         (0.01)

Pro forma net loss per common share under SFAS
No.  123                                                 $         (0.17)           $         (0.01)


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

________________________________________________________________________________

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

________________________________________________________________________________

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


NOTE 4 - GOING CONCERN
________________________________________________________________________________

Since inception, the Company has incurred cumulative net losses of $3,354,789 and has a stockholders' deficit of $940,550 at March 31, 2004. The Company expects to continue to incur substantial losses to develop operations of its properties, and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to increase revenues and reduce expenses. Management believes that sufficient funding will be available from additional related party borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its properties.

As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


________________________________________________________________________________
NOTE 5 - OIL AND GAS PROPERTIES

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

________________________________________________________________________________

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

________________________________________________________________________________
NOTE 5 - OIL AND GAS PROPERTIES (CONTINUED)

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

The Company has the right, title and interest in and to a farm-in agreement entered into with Adams Fee Properties, Inc. (the "Farm-In Agreement"), relating to the 9,000 acre Adams Ranch prospect. Pursuant to the terms and provisions of the Assignment Agreement, in the event the Company files for bankruptcy, becomes insolvent and/or is placed into receivership, or, is unable to perform its duties and obligations under the Farm-In Agreement, such right, title and interest in and to the Farm-In Agreement will revert back to Petrogen International Limited. Pursuant to the terms and provisions of the Farm-In
Agreement: (i) the Company has the right to conduct a series of earn-in development initiatives to fully develop the Adams Ranch Property. To date the Company has capitalized a total of $41,638 of expenditures relating to this property.

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

NOTE 6 - CONTINGENCIES AND LIABILITIES
________________________________________________________________________________

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



NOTE 7 - INCOME TAXES
________________________________________________________________________________


The Company and its subsidiary have tax losses at March 31, 2004, which may be available to reduce future year's taxable income. These tax losses carryforward will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full-deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

________________________________________________________________________________

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


NOTE 8 - DEBENTURES PAYABLE  (CONTINUED)
________________________________________________________________________________

At March 31,  2004,  the  Company  has  accrued $ 44,082  (December  31,  2003 :
$26,681) in interest in connection with this debenture. As at March 31, 2004, the current portion of this debenture is $134,082, and the long-term portion is $593,673.


NOTE 9 - ADVANCES PAYABLE
________________________________________________________________________________
During the quarter ended March 31, 2004, the Company has received cash advances of approximately $1,201,000 from an unrelated party. These advances are without specific repayment terms, and are non-interest bearing. The parties are currently negotiating the terms of these advances.


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

Effective December 10, 2002 Petrogen issued a promissory note in the amount of $35,000 which is unsecured and due on demand. To date, $20,000 has been repaid (including $10,000 for options exercised by the holder of the debenture). The note bears interest at 1% per month, compounded monthly. At March 31, 2004, the Company has accrued $4,404 (December 31, 2003 : $3,733) in interest in connection with this note.

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

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)
________________________________________________________________________________

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


NOTE 13 - CAPITAL STOCK
________________________________________________________________________________

COMMON SHARES

At December 31, 2003, 10,613,291 shares were issued and outstanding.

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

________________________________________________________________________________

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


______________________________________________________________________________________________
Balance at March 31,    Expiry date      Exercise     Weighted Average     Weighted Average
        2004                              Price        Exercise Price         Remaining
                                                                           Contractual Life
______________________________________________________________________________________________

               14,822     29-Oct-04            0.40


               11,857     22-Jun-04            0.80


               18,972      9-Aug-04            0.80

               29,643     13-Nov-04            0.40

               29,643     13-Nov-04            0.40

               14,822     14-Nov-04            0.40
         _____________                                 _______________    ___________________
              119,759                                  $      0.50             0.54 years
         _____________                                 _______________    ___________________


______________________________________________________________________________________________


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

Certain of the stock options granted to employees during the year ended September 30, 2003 were granted with exercise prices less than the market price of the Company's common stock as at the date of grant resulting in an intrinsic value of $20,700 as determined in accordance with APB 25. This intrinsic value will be expensed as the underlying stock options vest. As at December 31, 2003, $17,345 of this intrinsic value has been expensed. During the period ended March 31, 2004 a further $750 was expensed, and a further $1,105 related to cancelled unvested options expired.

________________________________________________________________________________

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these stock options. The application of the fair value method as described below resulted in pro forma stock based compensation totaling $304,700 of which $216,180 was reported in the period ended December 31, 2003, $23,710 was reported in the period ended March 31, 2004 and $19,660 related to cancelled, unvested options. The remaining $45,150 will be reported upon vesting of the underlying stock options.

In accordance with the provisions of SFAS 123, the Company expenses the fair value of stock options granted to non-employees. The application of the fair value method as described below resulted in additional stock based compensation totaling $360,400 of which $349,300 was recorded to December 31, 2003, and $3,700 to March 31, 2004, and the remaining $7,400 will be recorded upon the vesting of the underlying stock options.

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

________________________________________________________________________________

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

________________________________________________________________________________

______________________________________________________________________________________________________________________________

                                                                                                  Weighted
                                                                                                  Average     Weighted Average
                                       Number of                                                  Exercise       Remaining
                                       Options      Date of issue  Exercise Price    Expiry date   Price      Contractual Life
                                   ___________________________________________________________________________________________

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
                                   =================                                             ============  ===============


NOTE 15 - SUBSEQUENT EVENTS
________________________________________________________________________________

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


RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2003

The Company's net losses during the three-month period ended March 31, 2004 were $1,481,840 compared to $96,594 during the three-month period ended March 31, 2003. During the three-month period ended March 31, 2004 and 1003, the Company recorded $-0- in revenue.

During the three-month period ended March 31, 2004, the Company recorded operating expenses of $1,481,840 (2003: $96,594). These operating expenses consisted of: (i) $69,479 (2003: $32,880) in general and administrative expenses; (ii) $292,500 (2003: $19,500) in management and consulting fees to related party; (iii) $141,889 (2003: $35,840) in professional fees; (iv) $952,000 (2003: $0) in stock based compensation related to the fair valuation of stock options granted to non-employees; (v) $25,682 (2003: $8,155) in interest expense; and (vi) $290 (2003: $219) in depreciation.

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

There has been a significant increase in operating expenses comparing to the three-months period ended March 31, 2003. This is due primarily to a significant increase in management and consulting fees payable to certain officers and directors as discussed above and the increase in stock-based compensation relating to the fair valuation of stock options granted to consultants. The increase of these expenses resulted from the increased scale and scope of overall corporate activity pertaining to the ongoing exploration, reorganization, and development of oil and natural gas properties. General and administrative expenses generally include corporate overhead. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds - Stock Option Plan." The Company's net loss during the three-month period ended March

31, 2004 was $1,481,840 or $0.12 per share, compared to $0.01 per share for the three-months period ended March 31, 2003. The weighted average number of shares outstanding was 11,933,951 at March 31, 2004.


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

As of fiscal quarter ended March 31, 2004, the Company's total liabilities were $2,866,475, comprised of (i) $2,272,802 in current liabilities, and; (ii) $593,673 in long-term debentures payable. As of December 31, 2003, the Company's total liabilities were $1,662,822, comprised of (i) $1,042,468 in current liabilities, and: (ii) $620,354 in debenture payable. The increase in total liabilities during fiscal quarter ended March 31, 2004 compared to fiscal year ended December 31, 2003 was due primarily to an increase in advances payable from $0 to $1,201,012 . See "Item 6. Management's Discussion and Analysis or Plan of Operation - Material Commitments."

Stockholders' deficit increased from $906,710 for December 31, 2003 to $940,550 for the quarter ended March 31, 2004.

For the quarter ended March 31, 2004, net cash used in operating activities was $165,986. Net cash used in operating activities was primarily comprised of: (i) net loss of $1,481,840; (ii) stock based compensation of $952,000; (iii) accounts payable of $65,809; (iv) accrued interest of $25,255 and (v) non-cash management fees of $272,500.

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



                                PETROGEN CORP.



Dated: May 27, 2004             By:  /s/  SACHA S. SPINDLER
                                     ___________________________________
                                          Sacha S. Spindler
                                          Chief  Executive Officer/
                                          Acting Chief Financial Officer


Dated: May 27, 2004             By: /s/  L. WILLIAM KERRIGAN
                                    ____________________________________
                                         L. William Kerrigan
                                         Executive Vice President