Form 10QSB
period 2004-06-30
PETROGEN CORP
filed 2004-08-24
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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

                                 (888) 875-1155
                            -------------------------
                           (Issuer's telephone number)

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

                             Yes    X      No
                                 -------      -------
                    Applicable   only  to   issuers   involved   in   bankruptcy
proceedings during the preceding five years.

                                       N/A

         Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                             Yes           No
                                 -------      -------

                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of August 20, 2004


Common Stock, $0.001 par value            19,777,581

Transitional Small Business Disclosure Format (check one)

                             Yes           No   X
                                  -------    ------




PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2004

                                   (UNAUDITED)






CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                                             June 30,   December 31, 2003
                                                                                                 2004
__________________________________________________________________________________________________________________________
                                                                                          (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash                                                                                   $   787,773          $    8,377
   Notes receivable (Note 4)                                                                  335,456                   -
   Prepaids                                                                                    18,564                   -
__________________________________________________________________________________________________________________________

                                                                                            1,141,793               8,377

FURNITURE AND EQUIPMENT, net of depreciation of $2,367 (2003 - $1,705)                          7,378               5,812

OIL AND GAS PROPERTIES (Note 5)                                                               902,490             741,923
__________________________________________________________________________________________________________________________

                                                                                          $ 2,051,661          $  756,112
==========================================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                               $   433,641          $  415,488
   Current portion of debentures payable (Note 7)                                             152,827             153,561
   Advances payable (Note 6)                                                                1,291,000                   -
   Notes payable (Note 8)                                                                           -              38,794
   Demand loans payable (Note 9)                                                                    -              75,000
   Due to related parties (Note 10)                                                            63,928             359,625
__________________________________________________________________________________________________________________________

                                                                                            1,941,396           1,042,468
LONG TERM LIABILITIES
   Debentures payable (Note 7)                                                                610,718             620,354
__________________________________________________________________________________________________________________________

                                                                                            2,552,114           1,662,822
__________________________________________________________________________________________________________________________

STOCKHOLDERS'  EQUITY (CAPITAL  DEFICIENCY)  (Note 11) Common stock,  $0.001 par value, 100,000,000 shares authorized
      15,842,891 (2003 - 10,613,291) shares issued and outstanding                             15,843              10,613
   Additional paid-in capital                                                               3,928,505           1,386,460
   Obligation to issue shares                                                                       -              12,500
   Common stock purchase warrants                                                             230,925             256,300
   Deficit accumulated during the exploration stage                                        (4,675,726)         (2,572,583)
__________________________________________________________________________________________________________________________

                                                                                             (500,453)           (906,710)
__________________________________________________________________________________________________________________________

                                                                                          $ 2,051,661          $  756,112
==========================================================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                   November 15,
                                              Three months     Three months       Six months       Six months              2001
                                                     ended            ended            ended            ended    (inception) to
                                             June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003     June 30, 2004
________________________________________________________________________________________________________________________________
                                                                                                                       (Note 1)
REVENUE
   Interest income                             $     3,598      $         -     $      3,598     $          -      $      3,598
________________________________________________________________________________________________________________________________

EXPENSES
   Depreciation                                        371              396              662              615             2,367
   General and administrative expenses              73,009          257,516          142,487          290,396           587,715
   Interest expense                                 26,276           13,214           51,958           21,369           142,354
   Loss on settlement of debt                            -                -                -                -            15,147
   Management fees - related party                 200,000           82,500          492,500          102,000           786,645
   Management fees - stock based                   172,500                -        1,124,500                -         1,846,945
   Professional fees                               152,745           37,363          294,634           73,203           598,517
________________________________________________________________________________________________________________________________

                                                  (624,901)        (390,989)      (2,106,741)        (487,583)       (3,979,690)
________________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                        $  (621,303)      $ (390,989)     $(2,103,143)     $  (487,583)      $(3,976,092)
================================================================================================================================




BASIC NET LOSS PER SHARE                       $     (0.05)     $     (0.04)    $      (0.16)    $      (0.05)
==============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
(Note 3)                                        13,553,230       10,378,291       13,128,559        9,936,302
==============================================================================================================



The accompanying notes are an integral part of these interim consolidated financial statements


                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   November 15,
                                                                           Six months ended  Six months ended              2001
                                                                                    June 30           June 30    (inception) to
                                                                                                                        June 30
                                                                                       2004              2003              2004
_______________________________________________________________________________________________________________________________
                                                                                                                       (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                     $  (2,103,143)      $  (487,583)    $  (3,976,092)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                        662               615             2,367
  - accrued interest receivable                                                      (2,956)                -            (2,956)
  - prepaids                                                                        (18,564)                -           (18,564)
  - accrued interest                                                                 46,285            17,686            95,581
  - accounts payable                                                                 84,403            41,969           285,734
  - loss on conversion of debt                                                            -                 -            15,147
  - non-cash management fees and expenses                                            59,000                 -            61,500
  - accrued management fees                                                         325,000                 -           409,500
  - stock based compensation                                                      1,124,500                 -         1,842,495
_______________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                              (484,813)         (465,709)       (1,280,838)
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                (2,228)           (5,086)           (9,745)
  Oil and gas properties                                                           (135,567)         (206,061)         (565,088)
  Pre reverse acquisition advances from Petrogen Corp. (Note 3)                                       100,000           100,000
  Cash acquired on reverse acquisition of Petrogen Inc. (Note 3)                                          868               868
_______________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                                              (137,795)         (110,279)         (473,965)
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                                  221,000           535,000           851,610
  Notes payable                                                                     (10,061)          (21,859)          (36,920)
  Demand loans payable                                                              (75,000)          590,500                 -
  Repayment of debenture                                                            (45,500)          (28,000)          (94,795)
  Cash advances( repayments) from former related parties                                  -          (220,987)          318,990
  Advances from related parties                                                      20,565                 -           212,691
  Advances payable                                                                1,291,000                 -         1,291,000
_______________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                          1,402,004           854,654         2,542,576
_______________________________________________________________________________________________________________________________

INCREASE IN CASH                                                                    779,396           278,666           787,773

CASH, BEGINNING OF PERIOD                                                             8,377                 -                 -
_______________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                              $  787,773        $  278,666        $  787,773
===============================================================================================================================

   Non-cash transactions:  Refer to Notes 3, and 11.


The accompanying notes are an integral part of these interim consolidated financial statements

                                 PETROGEN CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004
________________________________________________________________________________
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS & BASIS OF PRESENTATION

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

PTGC's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming and Emily Hawes Field in southern Texas. The Company also holds the rights to develop interests in the Adams Ranch Field in East Texas. Since its 2001 inception, Petrogen has acquired interests in four properties spanning over 6,750 net acres.

The Company is an exploration stage company. To date, the Company has not yet commenced commercial operations or generated any revenues. The Company's efforts to date have focused on the investigation and acquisition of oil and gas property interests, implementing its business strategy and raising working capital through equity financing or short-term borrowings. The Company is currently commencing operations on it Emily Hawes Field interests in Texas and its Enos Creek Field interests in Wyoming.

As at June 30, 2004, the Company had a working capital deficiency of $799,603 and a capital deficiency of $560,453 and has realized significant losses from its existing oil and gas operations. The Company's continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

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

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 13:

                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                       2004           2003
________________________________________________________________________________

Net loss as reported                            $ (2,103,143)       $  (487,583)

SFAS 123 Additional Compensation Expense        $   (523,690)       $         -
                                                ________________________________

Pro forma net loss under SFAS No. 123           $ (2,626,833)       $  (487,583)
                                                ================================

Basic and diluted net loss per common share
as reported                                     $      (0.16)       $     (0.05)

Pro forma net loss per common share under
SFAS No. 123                                    $      (0.20)       $     (0.05)


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

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)

NOTE 3 - ACQUISITION OF PETROGEN INC.

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


NOTE 4 - NOTES RECEIVABLE
PURSUANT TO THE COMPANY'S 2004 STOCK OPTION PLAN, DURING THE SECOND QUARTER A TOTAL OF 1,330,000 STOCK OPTIONS WERE EXERCISED AT A PRICE OF $.25 PER SHARE FOR PROCEEDS OF $332,500 WHICH THE COMPANY AGREED TO LOAN THE OPTIONEES. THESE LOANS ARE SECURED BY DEMAND PROMISSORY NOTES BEARING INTEREST AT 8% PER ANNUM. AT JUNE 30, 2004 INTEREST OF $2,956 HAS BEEN ACCRUED. SUBSEQUENT TO THE QUARTER END $250,000 OF THESE NOTES WERE REPAID. ALSO, AN ADDITIONAL 1,000,000 OPTIONS WERE EXERCISED AT A PRICE OF $,30 PER SHARE FOR PROCEEDS OF $300,000 WHICH THE COMPANY PROVIDED ADDITIONAL LOANS TO THE OPTIONEES.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)


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

During the year ended September 30, 2003 the notes payable were repaid in full. To date Petrogen has capitalized a total of $177,470 of expenditures relating to this property.

On May 26, 2004 the Company entered into a participation agreement with Nortex Corporation of Texas for a 50% WI, and a NRI equal to 37.5% of 77.5% of all of the oil and gas produced. The Company received $66,112 as cash consideration for the assignment of the leases and charged the monies against Oil and Gas Properties to offset future costs from drilling the property.

On June 4, 2004 the Company entered into a participation agreement with Bazmo Exploration, LLC of Texas for a 25% WI, and a NRI equal to 25% of 77.5% of all of the oil and gas produced. The Company received $42,680 as cash consideration for the assignment of the leases and charged the monies against Oil and Gas Properties to offset future costs from drilling the property.

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

Effective November 12, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date Petrogen has capitalized a total of $443,907 of expenditures relating to this property.

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

Effective October 31, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date Petrogen has capitalized a total of $165,920 of expenditures relating to this property.

S.J. HOOPER #1, MARION COUNTY, MISSISSIPPI

Effective October 25, 2002, Petrogen entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. ("CR") of Mississippi, whereby PI will acquire a 100% WI and 77% NRI in the S.J. Hooper #1. Petrogen paid $22,500 to acquire this interest. To date the Company has capitalized a total of $51,554 of expenditures relating to this property.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)


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

The Company has the right, title and interest in and to a farm-in agreement entered into with Adams Fee Properties, Inc. (the "Farm-In Agreement"), relating to the 9,000 acre Adams Ranch prospect. Pursuant to the terms and provisions of the Assignment Agreement, in the event the Company files for bankruptcy, becomes insolvent and/or is placed into receivership, or, is unable to perform its duties and obligations under the Farm-In Agreement, such right, title and interest in and to the Farm-In Agreement will revert back to Petrogen International Limited. Pursuant to the terms and provisions of the Farm-In
Agreement: (i) the Company has the right to conduct a series of earn-in development initiatives to fully develop the Adams Ranch Property. To date the Company has capitalized a total of $63,639 of expenditures relating to this property.

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


NOTE 6 - ADVANCES

On May 17, 2004, Petrogen agreed to complete a financing based upon certain advances received since January 1, 2004 from a non-related party in the approximate amount of $1,291,000. These advances and further anticipated advances to be received by the Company will be in the form of a private placement of a minimum of 6,000,000 units. Each will be composed of one common share of the Company at $0.25 and one-half warrant. Each warrant shall entitle the holder to purchase one additional common share of the Company at $0.50 and one piggy-back warrant. Each piggy-back warrant shall entitle the holder to purchase a further common share of the Company at $1.00. The financing is anticipated to close and be deemed accepted by the Company if or when $1,500,000 or more is raised.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 7 - DEBENTURES PAYABLE

DEBENTURE

In connection with the Emily Hawes acquisition described in Note 5, the Company issued a debenture in the amount of $75,000, bearing interest at 15% per annum, secured by a floating charge security on all assets of the Company, and due on May 20, 2003 which was extended to June 30, 2004. (Refer to Note 5). To date, $59,750 of principal was repaid (including the $6,250 for options exercised by the holder of the debenture). At June 30, 2004, the Company has accrued $13,495 (December 31, 2003: $12,811) in interest in connection with this debenture, resulting in $18,745 owing as at June 30, 2004.

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

At June 30, 2004, the Company has accrued $ 61,127 (December 31, 2003: $26,681) in interest in connection with this debenture. As at June 30, 2004, the current portion of this debenture is $134,082, and the long-term portion is $610,718.

During July these debentures were assigned to a third party and then settled for the issuance of 2,934,690 shares of restricted common stock. Refer to Note 13

NOTE 8 - NOTES PAYABLE

Effective December 10, 2002 Petrogen issued a promissory note in the amount of $35,000 which is unsecured, due on demand and bears interest at 1% per month, compounded monthly. At June 30, 2004, the Company has paid this note in full including $4,900 of interest.

On December 9, 2003, the Company was advanced $10,000 by way of a demand note. The note is unsecured, payable on demand, and accrues interest of 10% per annum, compounded semi-annually and not in advance. At June 30, 2004, the Company has paid this note in full including $465 of interest.


NOTE 9 - DEMAND LOAN

On August 19, 2003, the Company was advanced $75,000 by way of a demand loan, which is unsecured, non-interest bearing and is without specific repayment terms. At June 30, 2004 the Company has paid this loan in full including $5,000 of interest.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 10 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2004, management fees of $132,000 (December 31, 2003 : $66,000) were incurred to two directors and officers of the Company, of which $42,000 (December 31, 2003 : $21,000) of the management fees have been capitalized as oil and gas development costs. During the period ended June 30, 2004 addtional management bonuses of $295,000 (December 31, 2003 : $Nil) were incurred to these two directors and officers of the Company.

At June 30, 2004, these directors and officers are owed (owe) approximately ($37,198) (December 31, 2003 : $282,688) for management fees due,payments made on behalf of the Company and advances towards future expenses. During the period ended June 30, 2004, these directors exercised 1,795,000 Stock Options for net proceeds of $596,250, which such amounts were utilized to off-set the debt due and owing to these two directors.

During the period ended June 30, 2004, management fees of $15,000 (December 31, 2003 : $7,500) were incurred to a director of the Company. During the period ended June 30, 2004, a bonus of $10,000 (December 31, 2003 : $Nil) was incurred to this director of the Company. At June 30, 2004, this director is owed $22,500 (December 31, 2003 : $7,500) for management fees due. During the period, this director exercised 40,000 Stock Options for net proceeds in the amount of $10,000, which such amounts were utilized to off-set the debt due and owing to this director.

During the period ended June 30, 2004, management fees of $90,000 (December 31, 2003 : $Nil) were incurred to an officer of the Company. During the period ended June 30, 2004, a bonus of $45,000 (December 31, 2003 : $Nil) was incurred to this officer of the Company. At June 30, 2004, this director is owed $15,000 (December 31, 2003 : $Nil) for management fees due. During the period, this director exercised 240,000 Stock Options for net proceeds in the amount of $55,000, which such amounts were utilized to off-set the debt due and owing to this director.

Petrogen   retained  a  Drilling  and  Operating   Agreement  (the   "Operator's
Agreement") entered into with PIL on November 15, 2002, whereby PIL is responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"). Under the terms of the Operator's Agreement, the Company is required to reimburse PIL for all costs incurred by PIL plus an administration fee equal to 10% of the costs incurred by PIL. As further consideration PIL retains a 10% carried interest in the Petrogen Interests. The Operator's Agreement will remain in effect as long as any of the Interests covered by the Operator's Agreement continue to be in operation. At June 30, 2004, $nil (December 31, 2003 : $161,315) was incurred to PIL, and $ 63,626 (December 31, 2003 : $73,626) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1.


NOTE 11 - CAPITAL STOCK

COMMON SHARES

At January 1, 2004, 10,613,291 shares were issued and outstanding.

During the period ended June 30, 2004, the Company issued an aggregate of 5,229,600 shares of common stock for options exercised at prices ranging from $020 to $0.50 per share. The proceeds received were $1,384,900 of which $221,000 was received in cash, $332,500 is notes receivable and $831,400 was used to reduce existing debt.

On January 30, 2004, 50,000 shares were returned to treasury and cancelled.

At June 30, 2004, 15,842,891 shares were issued and outstanding.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 11 - CAPITAL STOCK (CONTINUED)

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

During the period ended June 30, 2004, 11,857 of the warrants expired, resulting in a charge to additional paid in capital of $25,375.

The following table lists the exercise prices and expiry dates of the warrants.

________________________________________________________________________________
                                                 Weighted        Weighted
                                                 Average         Average
  Balance at       Expiry       Exercise         Exercise       Remaining
June 30, 2004       date         Price            Price      Contractual Life
________________________________________________________________________________

      14,822     29-Oct-04       .40
      18,972     09-Aug-04       .80
      29,643     13-Nov-04       .40
      29,643     13-Nov-04       .40
      14,822     14-Nov-04       .40
_____________                                 ____________   ________________

     107,902                                  $      0.47       0.32 years
_____________                                 ____________   ________________


NOTE 12 - STOCK OPTION PLAN

On April 13, 2003, the Company approved the amendment of its incentive stock option plan to provide for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 3,000,000 shares.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)

NOTE 12 - STOCK OPTION PLAN (CONTINUED)

On September 10, 2003, the Company approved the amendment of its incentive stock option plan("2003 Stock Option Plan"), to provide for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 5,000,000 shares.

During the year ended September 30, 2003, the Company granted a total of 2,800,000 stock options at exercise prices ranging from $0.25 to $0.75 per common share. Of these options, 1,435,000 options were granted to non-employees. Of these non-employee stock options, 1,375,000 vested immediately, and 60,000 were subject to vesting on a straight-line basis over 12 months, of which 30,000 have vested at March 31, 2004 (December 31, 2003 : 15,000). The remaining 1,365,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 915,000 vested immediately, and 485,000 were subject to vesting on a straight-line basis over 12 months, of which 370,000 have vested at March 31, 2004 (December 31, 2003 :
124,003). During the period ended December 31, 2003, 1,000,000 vested consultant options were cancelled and 124,000 vested employee options were cancelled.

Certain of the stock options granted to employees during the year ended September 30, 2003 were granted with exercise prices less than the market price of the Company's common stock as at the date of grant resulting in an intrinsic value of $20,700 as determined in accordance with APB 25. This intrinsic value will be expensed as the underlying stock options vest. As at December 31, 2003, $17,345 of this intrinsic value has been expensed. During the period ended June 30, 2004, a further $1,500 was expensed and another $1,105 related to cancelled unvested options was expensed.

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these stock options. The application of the fair value method as described below resulted in pro forma stock based compensation totaling $304,700 of which $216,180 was reported to December 31, 2003, $52,190was reported in the period ended June 30, 2004 and $19,660 related to cancelled, unvested options.

In accordance with the provisions of SFAS 123, the Company expenses the fair value of stock options granted to non-employees. The application of the fair value method as described below resulted in additional stock based compensation totaling $360,400 of which $349,300 was recorded to December 31, 2003, and $7,400 to June 30, 2004, and the remaining $3,700 will be recorded upon the vesting of the underlying stock options.

On November 1, 2003, the Board of Directors of the Company ratified, approved and confirmed the adoption of a further amendment to the 2003 Stock Option Plan, which provides for the grant of up to 10,000,000 additional shares of Common Stock.

On November 1, 2003, the Company granted a total of 3,200,000 stock options at exercise prices of $0.20 to $0.25 per common share. Of these options, 1,500,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 500,000 vested immediately, and 1,200,000 were subject to vesting on a straight-line basis over 60 months, of which 160,000 have vested at June 30, 2004 (December 31, 2003: 20,000).

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro-forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these options. The application of the fair value method as described below resulted in pro-forma stock based compensation totaling $382,600 of which $130,510 was disclosed to December 31, 2003, $4,660 was disclosed to June 30, 2004 and the remaining $247,430 will be disclosed upon vesting of the underlying stock options.

In accordance with the provisions of SFAS 123, the Company expenses the fair value of stock options granted to non-employees additional stock based compensation totaling $344,000 which was recorded to December 31, 2003 upon vesting of the underlying stock options.

The Company estimated the fair value of the November 1, 2003 stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and an expected volatility of 174%

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)

NOTE 12 - STOCK OPTION PLAN  (CONTINUED)

During the period ended June 30, 2004, the Company granted a total of 5,000,000 stock options at exercise prices of $0.25, $0.50 and $0.75 per common share under the 2003 Stock Option Plan.. Of these options, 3,300,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. These employee stock options all vested immediately.

The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and expected volatilities ranging from 172% to 205%

Of the options granted during the period, certain of the employee options were granted with exercise prices less than the market value of the Company's common stock resulting in an intrinsic value expense in the period of $9,000. In addition, with respect to the employee options disclosure has been provided in
Note 2 reflecting the results of applying the fair value method to share options resulting in a further pro-forma stock based compensation of $471,500. With respect to the options granted to non-employees, the Company recorded a stock based compensation expense of $1,022,000.
On July 22, 2004, the Board of Directors of the Company ratified, approved and confirmed the adoption of a 2004 Stock Option Plan providing for the granting of up to 6,000,000 shares of common stock.. The Company filed an S-8 Registration Statement for 5,000,000 shares under the 2004 Plan during July 2004 and granted 3,785,000 options to officers, directors and consultants.



                                                                                                  Weighted
                                                                                                  Average     Weighted Average
                                       Number of                                                  Exercise       Remaining
                                       Options      Date of issue  Exercise Price   Expiry date    Price      Contractual Life
                                   _____________________________________________________________________________________________


Granted, February 12, 2003               2,000,000       12-Feb-03      0.50        12-Feb-06


Granted, September 10, 2003              1,550,000       10-Sep-03      0.25        10-Sep-06

                                           500,000       10-Sep-03      0.50        10-Sep-06

                                           750,000       10-Sep-03      0.75        10-Sep-06


Exercised during the year               (1,030,000)                     0.50        12-Feb-06

                                          (215,000)                     0.25        10-Sep-06
                                   _________________

Balance, September 30, 2003              3,555,000                                                $     0.46        2.79 years
                                   =================                                             ============  ===============


Granted, November 1, 2003                1,600,000        1-Nov-03      0.20         1-Nov-08

                                         1,000,000        1-Nov-03      0.25         1-Nov-08

                                           600,000        1-Nov-03      0.25         1-Nov-13


Cancelled during the period                (34,000)                     0.50        12-Feb-06

                                          (540,000)                     0.25        10-Sep-06

                                           (50,000)                     0.50        10-Sep-06

                                          (500,000)                     0.75        10-Sep-06
                                   _________________

Balance, December 31, 2003               5,631,000                                                $     0.32        4.35 years
                                   =================                                             ============  ===============



Granted during the period                1,750,000        4-Mar-04      0.20         4-Mar-07

                                           765,000        4-Mar-04      0.25         4-Mar-14

                                         1,650,000        4-Mar-04      0.50         4-Mar-07

                                           460,000        4-Mar-04      0.50         4-Mar-14

                                           375,000        4-Mar-04      0.75         4-Mar-07


Exercised during the period
                                          (530,000)                     0.50        12-Feb-06

                                          (570,000)                     0.25        10-Sep-06

                                        (1,600,000)                     0.20         1-Nov-08

                                          (400,000)                     0.25         1-Nov-08

                                           (40,000)                     0.25         1-Nov-13

                                          (495,000)                     0.50         4-Mar-14

                                        (1,584,600)                     0.75         4-Mar-07
                                   _________________

Balance, June 30, 2004                   5,411,400                                                $     0.44        4.33 years
                                   =================                                             ============  ===============


PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 13 - SUBSEQUENT EVENTS

On August 12, 2004, the Company issued 1,000,000 shares for options exercised, for net proceeds of $300,000. Also subsequent to June 30, 2004 the Company received $250,000 in connection with the payment of notes receivable on the previous exercise of stock options.

On July 8, 2004, the Company, certain directors and the Debenture Group entered into a settlement agreement and general mutual release (the "Settlement Agreement"). Pursuant to the terms and provisions of the Settlement Agreement:
(i) the Debenture Group agreed to sell and transfer the Subordinated Debenture to Acceder Technology PTE ("Acceder") pursuant to a debenture assignment agreement; (ii) the Debenture Group agreed to grant to the Chelsea Group Inc. ("Chelsea") an assignable option to purchase up to 1,134,457 shares of the restricted Common Stock respectively held of record by the individual members of the Debenture Group at $0.25 per share exercisable on the following terms: (a) 25% on or before September 15, 2004, (b) 25% on or before December 15, 2004, (c) 25% on or before March 15, 2005, and (d) 25% on or before June 15, 2005; and
(iii) subject to the performance of the above, the Company, the directors and the Debenture Group agreed to release, remise and forever discharge one another from any and all manner of actions, causes of action, suits, debts, contracts, claims relating to or arising from the matters encompassed in the Subordinated Debenture.

Subsequently, on August 6, 2004, the Company and Acceder entered into a debenture conversion agreement (the "Debenture Conversion Agreement"). Pursuant to the terms and provisions of the Debenture Conversion Agreement: (i) the Company agreed to settle the debt due and owing to Acceder under the Subordinated Debenture in the aggregate amount of $733,672.53 by issuance of 2,934,690 shares of restricted Common Stock at $0.25 per share; (ii) the Company acknowledged the assignment of such debt by Acceder to certain designees of Acceder; (iii) the Company acknowledged the election of conversion of such debt by the designees at $0.25 per share; and (iv) the Company agreed to issue to such certain designees a specified number of the 2,934,690 shares of restricted Common Stock as directed by Acceder and pursuant to the notice of conversion.

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

As of the date of this quarterly Report, the Company is an independent oil and gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, development and exploration of oil and natural gas properties throughout the Continental United States. With operations based in Houston, Texas, the Company, and its wholly owned subsidiary, Petrogen, Inc. ("Petrogen"), is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature well known hydrocarbon producing areas. The Company's core business strategy is to acquire interests in fields that have previously produced hydrocarbons from proved developed reserves that couple immediate recompletion opportunities with undeveloped upside.

The Company's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming, Emily Hawes Field in southern Texas and Adams Ranch Field in east Texas. The Company has acquired interests and/or the rights to develop four properties spanning over approximately 8,750 net acres to Petrogen with what management believes to be probable proven reserves in several reserve categories that can potentially be tapped longer term with targeted development efforts. Management anticipates that the Company's ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development of its Texas properties through joint venture development agreements the Company has recently entered into and will additionally continue to be focused upon placing shut-in gas wells located on its properties in the states of Mississippi and Wyoming back into the status of production, and to thereafter implement additional development operations on these same properties with the commencement of drilling new wells into what management anticipates will thereafter be proven undeveloped reserves. The Company plans to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunities for the Company and its shareholders over the immediate, near and long term.

OIL AND GAS PROPERTIES

As of the date of this Quarterly Report, the Company has not reported or filed any reserve estimates with any Federal agencies, and has plans to commence operations on certain properties. As of the date of this Quarterly Report, the Company does not maintain any developed acreage. The Company maintains approximately an aggregate of 11,691 gross undeveloped acreage and 8,750 net undeveloped acreage pursuant to leases and/or concessions as discussed below. The following is a description of the Company's oil and gas operations.

EMILY HAWES FIELD PROJECT

PRODUCTIVE WELLS AND ACREAGE. The Company holds a 95% working interest and a 77.5% net revenue interest in approximately 1,571 gross (1,156.65 net) undeveloped acres of oil and gas leases located on Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). In consideration therefore, the Company issued a floating charge debenture in the amount of $75,000.00 and certain notes payable totaling $47,145 to certain lessors. As at December 31, 2003, the notes aggregating $47,145 have been paid in full. The oil and gas leases relating to the Emily Hawes Field will terminate by October 31, 2004 unless operations have commenced upon the property prior thereto, which, in such event, the leases will continue indefinitely. As of August 11, 2004, management announced that the Company anticipates the commencement of drilling operations beginning in the third quarter of 2004.

The Emily Hawes Field had previously been developed by the drilling of three gas wells. Although exhibiting excellent reservoir and production characteristics, a gravel pack completion was not employed and, therefore, sand production forced the premature abandonment of these wells. To realize what management of the Company believes to be remaining existing reserves, the Company, subject to financing or joint venture operating agreements with industry peers, plans to drill offset wells, utilizing proper completion techniques to control sand production. Management intends to utilize data derived from the new wells to subsequently drill step-out locations to efficiently and economically drain the reservoir. Management believes that three to six wells will be needed to completely develop the Miocene reservoir. Future drilling will also include a well to test the oil and gas potential of multiple sands in the Frio Formation. Management anticipates that a test well in the Frio Formation could potentially prove significant recoverable reserves. Management of the Company believes that there is a potential resource of over 21.5 billion cubic feet of gas of probable and possible natural gas reserves in the deeper Frio Formation.

PRESENT ACTIVITIES. As of the date of this Quarterly Report, and as part of the Company's initiative to commence operations at the Emily Hawes Field, the Company has entered into two separate farm-out agreements with Nortex Corporation ("Nortex") and Bazmo Exploration, LLC ("Bazmo"), respectively, pursuant to which: (i) the Company will retain a 34.2% working interest and a 26.5% net revenue interest in all hydrocarbon developments to depths above 7,100 feet; (ii) the Company will be required to fund approximately 17% of developmental costs of the initial well; (iii) the Company, Nortex and Bazmo have agreed to test and potentially develop the Frio Formation at depths of up to approximately 12,000 feet under the same percentage interests; and (iv)
Nortex and Bazmo have the right to opt out of those Frio Formation tests by assigning their currently held respective interests to the Company. Additionally, as part of the Company's initiative to commence operations, the Company has entered into an operations and development agreement with a Houston based drilling services contractor to provide Petrogen as project operator all drilling and development requirements at Emily Hawes Field.

As of the date of this Quarterly Report, management of the Company anticipates that the EH3A will be the first of a potential four well drilling program to be undertaken in an effort to develop natural gas production from Emily Hawes Field. Control data from the property represents that Emily Hawes Field previously produced approximately 1.7 billion cubic feet of natural gas. Based upon multiple third party engineering, geophysical and petrophysical analysis that indicates the potential of as much as approximately 12.2 billion cubic feet of estimated natural gas reserves, management of the Company believes that re-establishing production from the EH3A could lead to booking all or a portion of these estimated reserves as proved. Management estimates that the EH3A may possess potential gross estimated natural gas reserves of approximately 4 billion cubic feet.

Plans to develop the EH3A encompass re-entry into the Miocene formation through a previously existing wellbore ("Emily Hawes #3) and to then drill directionally to the expected pay zone to test a series of Miocene sandstone formations between 6,000 and 7,000 feet with an anticipated gross pay interval of approximately 50 feet that has proven to be natural gas productive at Emily
Hawes Field. Control data from the previous production from the property indicates that the Emily Hawes Field previously produced approximately 16 million cubic feet of natural gas per day from three wellbores until technical difficulties shut-in those wellbores. Management believes that potential production revenues from the EH3A may qualify for a 7.5% state severance tax relief for a period of ten years, which may greatly enhance the wellbores potential economic rate of return.

NORTEX. On May 26, 2004, the Company and Nortex entered into a participation agreement (the "Nortex Agreement"). Pursuant to the terms and provisions of the Nortex Agreement: (i) the Company assigned to Nortex a 50% working interest and a net revenue interest equal to 37.5% of 77.5% of all of the oil and gas produced; and (ii) Nortex paid to the Company approximately $66,112 as consideration for the assignment, which the Company has utilized to offset future costs from drilling activities.

BAZMO. On June 4, 2004, the Company and Bazmo entered into a participation agreement (the "Bazmo Agreement"). Pursuant to the terms and provisions of the Bazmo Agreement: (i) the Company assigned to Bazmo a 25% working interest and a net revenue interest equal to 25% of 77.5% of all of the oil and gas produced; and (ii) Bazmo paid to the Company approximately 42,680 as consideration for the assignment, which the Company has utilized to offset future costs from drilling activities.

BAXTERVILLE FIELD

PRODUCTIVE WELLS AND ACREAGE. Pursuant to an agreement between Petrogen and US Gas Systems Corp. (the "Baxterville Agreement"), the Company holds a 75% working interest and a 75% net revenue interest in all oil production and a 50% working interest and a 75% net revenue interest on all gas development in approximately 680 gross (513 net) undeveloped acreage of oil and gas leases located in Lamar County and Marion County, Mississippi ("Baxterville Field"). Pursuant to the terms and provisions of the Baxterville Agreement, Petrogen agreed to recomplete four existing well-bores and further develop additional infill drilling opportunities and proven undeveloped oil and gas reserves located on Baxterville Field. The oil and gas leases relating to Baxterville Field may terminate in the event that certain performance criteria are not adhered to or complied with by the Company. However, the Company has recently made arrangements with US Gas Systems Corp. to extend the terms of the existing agreement by at least an additional eighteen month period. Such oil and gas leases are "farm-in" style agreements, which provide for certain performance criteria that are currently being met by the Company.

S. J. HOOPER #1. Additionally, the Company acquired a 100% working interest and a 77% net revenue interest in the S.J. Hooper #1 well-bore, which lies adjacent to the Baxterville Field (the "Hooper Lease"). Management of the Company believes that the Hooper Lease is a valuable addition to the Company's ongoing Baxterville Field development strategy. Geophysical log analysis of the Hooper well-bore indicates that there is a high probability of significant productive gas zones. Coupled with Baxterville Field, the Hooper Lease meets Mississippi's minimum acreage spacing unit requirements for a gas wellbore completion and is, therefore, a key component in the Company's development of potential gas reserves in its Baxterville Field interests. Management anticipates that potentially recoverable oil reserves can be exploited through the recompletion and secondary work-over operations and will, thereafter, perforate the potential gas bearing zones to attempt a natural gas completion. The Company is also considering the potential to "twin" the well bore (hydrocarbons produced from two zones at the same time) once clarification pursuant to spacing requirements is received from the Mississippi State Oil and Gas Board and adequate funding is available.

PRESENT ACTIVITIES. As of the date of this Quarterly Report, there are four existing shut-in well-bores located on Baxterville Field. The Company developed operations at Baxterville Field throughout the summer months of 2003. To date, the Company has recompleted one wellbore (the "Moody #6"). Management of the Company anticipated commencement of production from the Moody #6 wellbore immediately after hooking up all relevant surface equipment, however, bad reservoir performance and geologic structure issues resulted in the majority of production from the wellbore being salt water. The Company has subsequently analyzed the reservoir and potential alternative recovery methods with the aid of a third party production engineer and petrophysicist and expects that alternate recovery methods may potentially result in successful hydrocarbon production. The Company currently has no plans for implementing secondary recovery initiatives at Baxterville Field, but has however, identified methods of recovery in areas of the field that it expects to initiate in the near term. Control data from Baxterville Field indicate that these four well bores have produced a total of 489,000 BO and 11 BCFG. Management believes that combined, the four well-bores may represent a total of eight re-completion opportunities which could result in proven reserves in several reserve categories being achieved through secondary recovery methods.

Management of the Company believes that Baxterville Field represents an outstanding opportunity to develop low-risk low-cost oil and gas production through what it believes are remaining oil and gas reserves that could potentially be produced from the existing well-bores and that full development of the entire field could potentially encompass new well drill sites for six potential oil and two gas infill-drilling locations on the property to exploit what management believes to be further undeveloped reserves.

Initial recompletion operations on the Hooper Lease were commenced on January 12, 2003 and successfully completed on January 17, 2003. A separator tank required repairs thereafter. After tank repairs were completed, the well-bore produced about 17 BOD for approximately two weeks. Secondary recompletion operations were initiated resulting in a hole in the tubing shutting in the well-bore. Management of the Company anticipates that an additional work-over could be undertaken on the S.J. Hooper # 1 wellbore to potentially re-establish and increase the initial well-bore productivity described above, after which time sufficient production data could be gathered for interpretation by the Company providing insight as to which specific work-over treatments will result in the most potential increase in daily production from the well-bore.

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

The Company also currently is under the terms of an agreement with the lease holder of the Brown Government Lease, Coronado Oil Company, that delineates an additional 440 acre area within a mutually agreed upon area of mutual interest (the "AMI"). The AMI also comprises part of the Brown Government Lease, in which the Company shall hold, upon completion of acquisition, a 100% working interest and an 80% net revenue interest, which will subsequently convert to a 75% working interest and an 82.5% net revenue interest, in existing and future wells located in the Brown Government Lease.

The Brown Government Lease consists of twelve wells previously drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes. Management of the Company reformulated an operations agenda with the Wyoming Bureau of Land Management, which was initiated during the month of September 2003. However, as of the date of this Quarterly Report, plans are underway to commence operations with the Bureau's assistance for third quarter 2004.

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

In anticipation of completing the Gas Sales Contract with Sierra and as part of the commitments made between Petrogen, Coronado Oil Company and the Wyoming Bureau of Land Management, the Company initiated the first phase of redevelopment operations upon the Brown Government Lease, which focused exclusively upon what management believes to be remaining recoverable reserves within multiple potentially gas charged Frontier sands. A workover rig was mobilized on May 1, 2003, and operations to place the #1 Brown Government wellbore back into the condition of production commenced shortly thereafter. The Company perforated three additional Frontier sands, providing for over 52 feet of previously known productive pay within the wellbore, which the Company anticipated would potentially produce marketable quantities of natural gas. However, at the date of this Quarterly Report, the recompletion initiative remains incomplete. Management of the Company anticipates that recompletion operations will re-commence within the third quarter of 2004 subject to adequate funding. The Company has recently, with the aid of third party production engineers, designed an operations plan to re-enter the #3 Brown Government wellbore to perform a fracture stimulation operation in an attempt to bring on natural gas production from the wellbore.

In general, the Company anticipates that gas production may be potentially re-established from the formerly productive Brown Government Lease by re-working and returning to production the three existing shut-in gas wells. These wells will are being evaluated relative to completion zones, completion methods and production parameters. If current completed intervals are deemed depleted, management intends to then perforate, potentially perform additional fracture stimulation operations within the newly perforated zones as it deems necessary and economic and thereafter attempt to complete new zones to the status of production.

Management anticipates that the second development phase of Enos Creek Field will include the acquisition of additional leases within the AMI, subject to adequate funding availability, and the drilling of two additional wells. These wells will also target what management believes to be potentially remaining recoverable reserves. Management anticipates that the third phase will include evaluation of what management believes to be potential reserves by utilizing existing well-bores to test the productive potential of these zones with the drilling of additional infill locations if needed in order to effectively drain the field.

ADAMS RANCH

PRODUCTIVE WELLS AND ACREAGE. As of the date of this Quarterly Report, the Company holds certain rights to develop Adams Ranch based upon a 75% net revenue interest; however, management has recently entered into negotiations with the sellers of Adams Ranch in attempt to increase the net revenue interest for Petrogen to 82.5%. The property is located on approximately 9,000 acres of developed and undeveloped acreage on the Adams Ranch prospect in Crockett County, Texas (the "Adams Ranch Property"), which consists of 1,530 net acres of shallow development potential and 6,750 net acres of deep development potential. Adams Ranch field is located in the Permian Basin upon what management believes to be potentially productive natural gas reserves that could be produced from new gas wells Petrogen plans to drill in calendar year 2004 if adequate funding and deal structure is put in place. The Company is currently discussing the

Adams Ranch project with several third parties interested in the potential of entering into joint venture development agreements to commence operations upon the property.

PRESENT ACTIVITIES. The Company has negotiated specific terms of its right to farm-in in to the property with Adams Fee Properties, Inc. and members of the Adams family (the "Farm-In Agreement"), relating to the 9,000 acre Adams Ranch prospect located in Crockett County, Texas (the "Adams Ranch Property"). Pursuant to certain terms and provisions of the Farm-In Agreement currently being renegotiated: (i) the Company has the right to conduct a series of earn-in development initiatives to fully develop the Adams Ranch Property through all depths to 12,000 feet.

As of the date of this Quarterly Report, the Company has not commenced development or re-stimulation initiatives on the Adams Ranch Property, but is desirous to commence such initiatives during calendar year 2004. Management of the Company believes that the Adams Ranch Property represents the opportunity to develop numerous Canyon sand new well drill site locations and potentially up to eight commingled Strawn and Ellenberger new well drill site locations. In addition to providing substantial long-term growth potential, there are currently eleven wellbores in various stages of production that the Company currently has the right to attempt to re-stimulate to establish an initial base of production.

MATAGORDA ISLAND PIPELINE

Petrogen International and Timothy Roche ("Roche") entered into a lease assignment agreement dated March 10, 2003 (the "Lease Agreement"). Pursuant to the terms and provisions of the Lease Agreement: (i) Petrogen International leased from Roche a certain natural gas transmission pipeline located on Matagorda Island, Texas; and (ii) Petrogen International advanced the sum of $3,000.00 to Roche as a partial payment towards an aggregate debt due and owing to Roche under the terms of a promissory note entered into between the Company and Roche on May 22, 2002. Upon consummation of the Lease Agreement, Petrogen International assigned all of its rights, title and interests in and to the Lease Agreement to the Company for the consideration of certain operator fees and royalties of between $0.09 and $0.25 per MCF payable to Petrogen International by the Company as lease assignee upon the sales of any natural gas transmitted through the pipeline. See "- Material Commitments."

As of the date of this Quarterly Report, the Matagorda Island Pipeline is undergoing integrity tests to ensure that transmission capacity is in place prior to anticipated natural gas production from Emily Hawes Field when planned future operations prove successful.

MANAGEMENT SERVICES AGREEMENT. The Company and Roche entered into a management services agreement (the "Management Services Agreement"). Pursuant to the terms and provisions of the Management Services Agreement: (i) Roche shall provide his services to the Company as a qualified land man specializing in oil and gas property acquisition opportunities throughout the Texas Gulf Coast region; (ii) the Company granted to Roche 25,000 Stock Options to acquire shares of Common Stock at $0.50 per share during the first year; and (iii) the Company granted to Roche an additional 25,000 Stock Options to acquire shares of Common Stock at a price 20% below the average trading price during the subsequent years at a rate of 3,000 shares in the first month and 2,000 shares in the next eleven months.

RESULTS OF OPERATION

SIX-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2003

The Company's net losses during the six-month period ended June 30, 2004 were approximately ($2,103,143) compared to ($487,583) during the six-month period ended June 30, 2003 (an increase of $1,615,160). During the six-month period ended June 30, 2004, the Company recorded interest revenue in the amount of $3,598 compared to $-0- recorded during the six-month period ended June 30, 2003.

During the six-month period ended June 30, 2004, the Company incurred operating expenses of approximately $2,106,741 compared to operating expenses of $487,583 incurred during the six-month period ended June 30, 2003. These operating expenses consisted of: (i) $142,487 (2003: $290,396) in general and administrative expenses; (ii) $492,500 (2003: $102,000) in management fees to related party; (iii) $1,124,500 (2003: $-0-) in management fees - stock based compensation relating to the fair valuation of Stock Options granted; (iv) $294,634 (2003: $73,203) in professional fees; (v) $51,958 (2003: $21,369) in interest expense; and (vi) $662 (2003: $615) in depreciation.

The increase in operating expenses during the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003 was primarily due to the increase in management fees incurred to related parties and management fees
- stock based compensation relating to the fair valuation of Stock Options granted and professional fees. The increase in management fees was primarily the result of the increase in provision of services to the Company by its executive officers and consultants under the respective contractual relations relating to the increased scale and scope of overall corporate activity pertaining to the ongoing exploration, reorganization, and development of oil and natural gas properties. The increase in management fees - stock based compensation was primarily the result of the increase in Stock Options granted to the officers/directors and consultants. The increase in professional fees was primarily the result of the higher legal costs relating to settlement of debt and potential financing opportunities. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds - Stock Option Plan."

Mr. Spindler, the Chief Executive Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. During the six-month period ended June 30, 2004, approximately $90,000 was incurred by the Company to Mr. Spindler for management and consulting services rendered, and an additional $245,000 was incurred by the Company to Mr. Spindler as bonus management fees. Furthermore, Mr. Spindler has advanced funds to the Company and incurred expenses on behalf of the Company. These amounts, in addition to the management and consulting fees owed, accrue 1% interest per month and are without specific repayment terms. Therefore, at June 30, 2004, Mr. Spindler was owed an aggregate of $497,800 for advances, consulting/management fees and accrued interest. During the six-month period ended June 30, 2004, the Company paid $178,563 to Mr. Spindler. During the six-month period ended June 30, 2004, Mr. Spindler exercised 200,000 Stock Options at $0.20 per share, 285,000 Stock Options at $0.25 per share, and 40,000 Stock Options at $0.50 per share, for aggregate proceeds of $131,250, 200,000 stock options at $.50 per share, 465,000 stock options at $0.25 per share which amount was utilized to off-set the aggregate amount due and owing to Mr.

Spindler.  See " - Plan of Operation - Material  Commitments" and "Part II. Item
2. Changes in Securities and Use of Proceeds."

Mr. Kerrigan, the Executive Vice President/Chief Financial Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. During the six-month period ended June 30, 2004, approximately $42,000 was incurred by the Company to Mr. Kerrigan for management and consulting services rendered, and an additional $50,000 was incurred by the Company to Mr. Kerrigan as bonus management fees. Furthermore, Mr. Kerrigan has advanced funds to the Company and incurred expenses on behalf of the Company. These amounts, in addition to the management and consulting fees owed, accrue 1% interest per month and are without specific repayment terms. Therefore, at June 30, 2004, Mr. Kerrigan was owed an aggregate of $310,769 for advances, management/consulting fees and accrued interest. During the six-month period ended June 30, 2004, the Company paid $71,019 to Mr. Kerrigan. During the six-month period ended June 30, 2004, Mr. Kerrigan exercised 40,000 Stock Options at $0.50 per share, 350,000 stock options at $0.50 per share and 185,000 Stock Options at $0.25 per share, for aggregate proceeds of $241,250, which amount was utilized to off-set the aggregate amount due and owing to Mr. Kerrigan. See " - Plan of Operation - Material Commitments" and "Part II. Item 2. Changes in Securities and Use of Proceeds."

Mr. Russell, a director of the Company, derives remuneration from the Company as compensation for management services rendered. During the six-month period ended June 30, 2004, approximately $15,000 was incurred by the Company to Mr. Russell for management services rendered, and an additional $10,000 was incurred by the Company to Mr. Russell as bonus management fees. At June 30, 2004, Mr. Russell was owed an aggregate of $32,500 for accrued management fees. During the six-month period ended June 30, 2004, the Company paid $-0- to Mr. Russell. During the six-month period ended June 30, 2004, Mr. Russell exercised 40,000 Stock Options at $0.25 per share for aggregate proceeds of $10,000, which amount was utilized to off-set the aggregate amount due and owing to Mr. Russell. Therefore, at June 30, 2004, Mr. Russell was owed $22,500.

Mr. Henry, the President of the Company, derives remuneration from the Company as compensation for management services rendered. During the six-month period ended June 30, 2004, approximately $90,000 was incurred by the Company to Mr. Henry for management services rendered, and an additional $45,000 was incurred by the Company to Mr. Henry as bonus management fees. During the six-month period ended June 30, 2004, the Company paid $65,000 to Mr. Henry. During the six-month period ended June 30, 2004, Mr. Henry exercised 100,000 Stock Options at $0.20 per share and 140,000 Stock Options at $0.25 per share, for aggregate proceeds of $55,000, which amount was utilized to off-set the aggregate amount due and owing to Mr. Russell. Therefore, at June 30, 2004, Mr. Henry was owed $15,000.

The Company's net loss during the six-month period ended June 30, 2004 was ($2,103,143) or ($0.16) per share compared to a net loss of ($487,583) or ($0.05) per share for the six-month period ended June 30, 2003. The weighted average number of shares outstanding was 13,128,559 at June 30, 2004 compared to 9,936,302 at June 30, 2004.

THREE-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2003

The Company's net losses during the three-month period ended June 30, 2004 were approximately ($621,303) compared to ($390,989) during the three-month period ended June 30, 2003. During the three-month period ended June 30, 2004, the Company recorded $3,598 in revenue as interest income compared to $-0- recorded as revenue during the three-month period ended June 30, 2003.

During the three-month period ended June 30, 2004, the Company incurred operating expenses of approximately $624,901 compared to operating expenses of $390,989 incurred during the three-month period ended June 30, 2003. These operating expenses consisted of: (i) $73,009 (2003: $257,516) in general and administrative expenses; (ii) $200,000 (2003: $82,500) in management fees to related party; (iii) $152,745 (2003: $37,363) in professional fees; (iv) $172,500 (2003: $0) in stock-based compensation relating to the fair valuation of Stock Options granted; (v) $26,276 (2003: $13,214) in interest expense; and
(vi) $371 (2003: $396) in depreciation.

The increase in operating expenses during the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003 was primarily due to the increase in management fees - stock based compensation relating to the fair valuation of Stock Options granted and professional fees. The increase in management fees - stock based compensation was primarily the result of the increase in Stock Options granted to the officers/directors and consultants. The increase in professional fees was primarily the result of the higher legal costs relating to settlement of debt and potential financing opportunities. The decrease in general and administrative expenses was primarily the result of the decrease in corporate overhead.

The Company's net loss during the three-month period ended June 30, 2004 was ($621,303) or ($0.05) per share compared to ($390,989) or ($0.04) per share for the three-month period ended June 30, 2003. The weighted average number of shares outstanding was 15,842,891 at June 30, 2004 compared to 10,378,291 shares outstanding at June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

AS OF JUNE 30, 2004

As of the six-month period ended June 30, 2004, the Company's current assets were $1,141,793 and its current liabilities were $1,941,396, resulting in a working deficit of $799,603. As of the six-month period ended June 30, 2004, current assets were comprised of: (i) $787,773 in cash; (ii) $335,456 in notes receivable; and (iii) $18,564 in prepaids. As of the six-month period ended June 30, 2004, current liabilities were comprised of: (i) $433,641 in accounts payable and accrued liabilities; (ii) $63,928 due to related parties; (iii) $152,827 in current portion of debentures payable; and (iv) $1,291,000 in advances payable. " - Material Commitments."

As of the six-month period ended June 30, 2004, the Company's total assets were $2,051,661 comprised of: (i) $1,141,793 in current assets; (ii) $902,490 in oil and gas properties; and (iii) $7,378 in furniture and equipment. As of December 31, 2003, the Company's total assets were $756,112 comprised of: (i) $8,377 in current assets; (ii) $741,923 in oil and gas properties; and (iii) $5,812 in furniture and equipment. The increase in total assets during the six-month period ended June 30, 2004 from fiscal year ended December 31, 2003 was primarily due to the increase cash in hand resulting from advances in the approximate amount of $1,201,000 received from an unrelated third party and the exercise of approximately 1,080,000 Stock Options for aggregate proceeds of $216,000, and an increase in notes receivable related to secured promissory notes bearing up to 8% simple interest at terms of one year or less for indebtedness incurred by certain unrelated third parties to exercise Stock Options.

As of the six-month period ended June 30, 2004, the Company's total liabilities were $2,552,114 comprised of: (i) $1,941,396 in current liabilities, and; (ii) $610,718 in long-term debentures payable. As of December 31, 2003, the Company's total liabilities were $1,662,822 comprised of: (i) $1,042,469 in current liabilities, and: (ii) $620,354 in long-term debentures payable. The increase in total liabilities during the six-month period ended June 30, 2004 compared to fiscal year ended December 31, 2003 was due primarily to an increase in advances payable from $-0- to $1,291,000. See " - Material Commitments."

Stockholders' deficit decreased from ($906,710) for December 31, 2003 to ($500,453) for the six-month period ended June 30, 2004.

For the six-month period ended June 30, 2004, net cash used in operating activities was ($484,813) compared to net cash used in operating activities of ($465,709) for the six-month period ended June 30, 2003. Net cash used in operating activities during the six-month period ended June 30, 2004 was primarily comprised of: (i) net loss of ($2,103,143) (2003: ($487,583)); (ii)
stock based compensation of $1,124,500 (2003: $-0-); (iii) accrued management fees of $325,000 (2003: $-0-); and (iv) non-cash management fees and expenses of $59,000 (2003: $-0-).

The Company' cash flow used in investing activities for the six-month period ended June 30, 2004 was ($137,795) compared to net cash used in investing activities of ($110,279) for the six-month period ended June 30 2003. The net cash used in investing activities during the six-month period ended June 30, 2004 was primarily comprised of: (i) acquisition of oil and gas properties in the amount of $135,567 (2003: $206,061); and (ii) purchase of furniture and equipment of $2,228 (2003: $-0-). The increase in net cash used in investing activities during the six-month period ended June 30, 2004 was primarily the result of cash and advances acquired in the approximate amount of $100,868 during the six-month period ended June 30, 2003.

Cash flows from financing activities for the six-month period ended June 30, 2004 was $1,402,004 compared to cash flow from financing activities of $854,654 for the six-month period ended June 30, 2003. The net cash flow from financing activities during the six-month period ended June 30, 2004 was primarily comprised of: (i) $1,291,000 (2003 $-0-) in advances; (ii) $221,000 (2003:
$535,000) in proceeds on sale on Common Stock; and (iii) $20,565 (2003: $-0-) in advances from related parties. The increase in net cash from financing activities during the six-month period ended June 30, 2004 was primarily the result of the receipt of cash advances from a non-related party.

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

As of the date of this Quarterly Report, there is substantial doubt regarding the Company's ability to continue as a going concern as the Company has not generated sufficient cash flow to fund its business operations and material commitments. The Company must raise additional capital. The Company has not generated sufficient cash flow in the past to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth.

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

AMOUNTS DUE TO/FROM RELATED PARTIES

Mr. Spindler, the Chief Executive Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. At June 30, 2004, Mr. Spindler was owed an aggregate of nil for advances, consulting/management fees and accrued interest. At June 30, 2004, Mr. Spindler had been advanced $28,198 toward future expenditures on behalf of the Company. This amount is without specific repayment terms.

Mr. Kerrigan, the Executive Vice President/Chief Financial Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. At June 30, 2004, Mr. Kerrigan was owed an aggregate of nil for advances, management/consulting fees and accrued interest. As of June 30, 2004, Mr. Kerrigan had been advanced $9,000 towards future expenditures on behalf of the Company. This amount is without specific repayment terms.

Mr. Russell, a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. At June 30, 2004, Mr. Russell was owed an aggregate of $22,500 for management/consulting fees.

Mr. Henry, the President of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. On November 18, 2003, the Company and Neville Henry entered into a management consulting services agreement effective as at January 1, 2004 (the "Henry Consulting Agreement"). Pursuant to the terms and provisions of the Henry Consulting Agreement, Mr. Henry shall provide operational, managerial and consulting services to the Company consistent with his position as President of the Company. Pursuant to further terms and provisions of the Henry Consulting Agreement, the Company shall: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), starting at the effective date, and provided that only $10,000.00 of the Fee shall actually be paid monthly by the Company to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as the Company is in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimburse certain expenses. During the six-month period ended June 30, 2004, management fees of $90,000 were incurred by the Company to Mr. Henry and an additional $45,000 in bonus management fees were incurred by the Company to Mr. Henry. During the six-month period ended June 30, 2004, $35,000 in fees were paid by the Company to Mr. Henry pursuant to the terms and provisions of the Henry Consulting Agreement. During the six-month period ended June 30, 2004, Mr. Henry exercised 240,000 Stock Options pursuant to assignment of debt in the aggregate amount of $55,000, which such amounts was utilized to off-set the aggregate debt due and owing to Mr. Henry. At June 30, 2004, Mr. Henry was owed an aggregate of $15,000 for accrued management fees.

OPERATOR AGREEMENT

On November 15, 2002, the Company and Petrogen International Ltd. ("PIL") entered into a drilling and operating agreement (the "Operator Agreement"). Pursuant to the terms and provisions of the Operator Agreement: (i) PIL is responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"); (ii) the Company is required to reimburse PIL for all costs incurred by PIL plus an administration fee equal to 10% of the costs incurred by PIL; (iii) PIL retains a 10% carried interest in the Interests; and (iv) the

Operator Agreement will remain in effect so long as any of the Interests continue to be in operation. As of June 30, 2004, the Company had incurred
$161,315 to PIL and $63,626 is owing to PIL for services provided on the Baxterville Field, Enos Creek Field and S.J. Hooper #1.

On January 5, 2004, the Company and PIL terminated the Operator Agreement under amenable terms, which consisted of a "no consideration" transaction to effect the same.

SUBORDINATED DEBENTURE

As of August 18, 2003, certain amounts were due and owing to Investor Communications International, Inc. ("ICI") and affiliate parties by the Company:
(i) $21,736 as accounts payable; (ii) $104,789 as advances; (iii) $6,784 as accrued interest on advances; (iv) $590,500 as demand loans; and (v) 17,566 as accrued interest on the demand loans. As of August 18, 2003, the Company also owed Mr. Grant Atkins, a prior director and officer of the Company, an aggregate of $15,385 plus $1,767 in accrued interest for payments personally made by Mr. Atkins on behalf of the Company. All such amounts due and owing to ICI, affiliate parties and Mr. Atkins formed part of amounts due by the Company in the aggregate of $723,673 to certain various debtholders (the "Debenture Group") under a subordinated debenture (collectively, the "Subordinated Debenture").

On approximately August 18, 2003, the Company issued the Subordinated Debenture in the aggregate amount of $723,673. The Subordinated Debenture: (i) bore interest at 10% per annum payable annually in arrears; (ii) had a term of two years from the date of issuance; (iii) was subordinate to bank or lending institutional debt financing; (iv) was convertible into shares of restricted Common Stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) required monthly payments of $10,000 beginning December 2003.

During the six-month period ended June 30, 2004, the Company accrued $44,167 in interest in connection with the Subordinated Debenture, and had paid an aggregate of $50,000. Therefore, as at June 30, 2004, an aggregate amount of $727,755 remained due and owing on the Subordinated Debenture.

On July 8, 2004, the Company, Messrs. Spindler and Kerrigan and the Debenture Group entered into a settlement agreement and general mutual release (the "Settlement Agreement"). Pursuant to the terms and provisions of the Settlement
Agreement: (i) the Debenture Group agreed to sell and transfer the Subordinated Debenture to Acceder Technology PTE ("Acceder") pursuant to a debenture assignment agreement; (ii) the Debenture Group agreed to grant to the Chelsea Group Inc. ("Chelsea") an assignable option to purchase up to 1,134,457 shares of the restricted Common Stock respectively held of record by the individual members of the Debenture Group at $0.25 per share exercisable on the following terms: (a) 25% on or before September 15, 2004, (b) 25% on or before December 15, 2004, (c) 25% on or before March 15, 2005, and (d) 25% on or before June 15, 2005; and (iii) subject to the performance of the above, the Company, Messrs. Spindler and Kerrigan and the Debenture Group agreed to release, remise and forever discharge one another from any and all manner of actions, causes of action, suits, debts, contracts, claims relating to or arising from the matters encompassed in the Subordinated Debenture.

Subsequently, on August 6, 2004, the Company and Acceder entered into a debenture conversion agreement (the "Debenture Conversion Agreement"). Pursuant to the terms and provisions of the Debenture Conversion Agreement: (i) the

Company agreed to settle the debt due and owing to Acceder under the Subordinated Debenture in the aggregate amount of $733,672.53 by issuance of 2,934,690 shares of restricted Common Stock at $0.25 per share; (ii) the Company acknowledged the assignment of such debt by Acceder to certain designees of Acceder; (iii) the Company acknowledged the election of conversion of such debt by the designees at $0.25 per share; and (iv) the Company agreed to issue to such certain designees a specified number of the 2,934,690 shares of restricted Common Stock as directed by Acceder and pursuant to the notice of conversion. See "Part 2. Other Information. Item 2. Changes in Securities and Use of Proceeds."

Management of the Company deems that consummation of the Debenture Conversion Agreement was in the best interests of the Company and its shareholders based upon consideration of certain factors: (i) the amount of debt on the Company's financial statements and the provisions of the Subordinated Debenture did not allow the Company to attract equity participants for potential financing; (ii) the lack of liquidity of the Company's Common Stock was a direct result of the amount of debt the Company had accrued resulting in a decrease in the fair market value of the Company's Common Stock, which rendered it incapable of advancing with regards to potential business opportunities which could have further resulted in difficulty achieving operational success; (iii) the debt negated the opportunity for the Company to enter into property acquisition agreements utilizing shares of Common Stock as a transactional instrument of consideration due to the perception that such debt created an insurmountable risk to prospective property holders considering divestments of their interests into the Company; (iv) the Company would encounter great difficulty in achieving going concern status in the future; and (v) re-negotiation of the conversion provisions of the Subordinated Debenture would result in a substantial reduction in debt potentially resulting in a future cash surplus.

DEBENTURE

In connection with the acquisition of the Emily Hawes Field, the Company issued a debenture in the amount of $75,000 (the "Debenture"). The terms and provisions of the Debenture provide: (i) interest at the rate of 15% per annum; (ii) a floating charge security interest on all assets of the Company; and (iii) a due date of May 20, 2003, which was extended to June 30, 2004. As of the date of this Quarterly Report, the Company has repaid approximately $59,750 of principal, including the exercise by the holder thereof of 25,000 Stock Options at $0.25 per share for aggregate proceeds of $6,250, which amount was utilized to off-set the aggregate amount due and owing on the Debenture. Interest of $18,745 has accrued in connection with the Debenture. Therefore, at June 30, 2004, an aggregate of $18,745 remains due and owing.

DEMAND LOAN

As at June 30, 2004, the Company owed an aggregate of $75,000 pursuant to the loan of $75,000, which was unsecured, non-interest bearing and was without specific repayment terms. At June 30, 2004, the Company has paid this loan in full including $5,000 in accrued interest.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of the Company's management, including Mr. Sacha Spindler, the Company's Chief Executive Officer, and Mr. William Kerrigan, the Company's Chief Financial Officer /Executive Vice president and Director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at June 30, 2004. Based on that evaluation, Messrs. Spindler and Kerrigan concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the six-month period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management  is  not  aware  of  any  legal   proceedings   contemplated  by  any
governmental authority or any other party involving the Company or its properties. As of the date of this Quarterly Report, no director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SUBORDINATED DEBENTURE

As of August 18, 2003, certain amounts were due and owing to the Debenture Group. All such amounts in the aggregate of $723,673 were due and owing to the Debenture Group under a subordinated debenture (collectively, the "Subordinated Debenture"). On approximately August 18, 2003, the Company issued the Subordinated Debenture in the aggregate amount of $723,673. The Subordinated
Debenture: (i) bore interest at 10% per annum payable annually in arrears; (ii) had a term of two years from the date of issuance; (iii) was subordinate to bank or lending institutional debt financing; (iv) was convertible into shares of restricted Common Stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) required monthly payments of $10,000 beginning December 2003. During the six-month period ended June 30, 2004, the Company accrued $44,167 in interest in connection with the Subordinated Debenture, and had paid an aggregate of $50,000. Therefore, as at

June 30, 2004, an aggregate amount of $727,755 remained due and owing on the Subordinated Debenture.

On July 8, 2004, the Company, Messrs. Spindler and Kerrigan and the Debenture Group entered into the Settlement Agreement. Pursuant to the terms and provisions of the Settlement Agreement: (i) the Debenture Group agreed to sell and transfer the Subordinated Debenture to Acceder Technology PTE ("Acceder") pursuant to a debenture assignment agreement; (ii) the Debenture Group agreed to grant to the Chelsea Group Inc. ("Chelsea") an assignable option to purchase up to 1,134,457 shares of the restricted Common Stock respectively held of record by the individual members of the Debenture Group at $0.25 per share exercisable on the following terms: (a) 25% on or before September 15, 2004, (b) 25% on or before December 15, 2004, (c) 25% on or before March 15, 2005, and (d) 25% on or before June 15, 2005; and (iii) subject to the performance of the above, the Company, Messrs. Spindler and Kerrigan and the Debenture Group agreed to release, remise and forever discharge one another from any and all manner of actions, causes of action, suits, debts, contracts, claims relating to or arising from the matters encompassed in the Subordinated Debenture.

Subsequently, on August 6, 2004, the Company and Acceder entered into the Debenture Conversion Agreement. Pursuant to the terms and provisions of the Debenture Conversion Agreement: (i) the Company agreed to settle the debt due and owing to Acceder under the Subordinated Debenture in the aggregate amount of $733,672.53 by issuance of 2,934,690 shares of restricted Common Stock at $0.25 per share; (ii) the Company acknowledged the assignment of such debt by Acceder to certain designees of Acceder; (iii) the Company acknowledged the respective election of conversion of such proportionate debt by the designees at $0.25 per share; and (iv) the Company agreed to issue to such designees a specified number of the 2,934,690 shares of restricted Common Stock as directed by Acceder and pursuant to the notice of conversion.

The designees acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended (the "1933 Securities Act"), that the designee understood the economic risk of an investment in the securities, and that the designee had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commissions were paid. The shares of Common Stock were issued under the exemption from registration pursuant to Regulation S and Section 4(2) of the 1933 Securities Act.

2003 STOCK OPTION PLAN

On March 3, 2004, the Board of Directors of the Company unanimously ratified, approved and confirmed the adoption of an amendment to the stock option plan (the "2003 Stock Option Plan"), which provides for the grant of up to 15,000,000 stock options (the "Stock Options"). Pursuant to the provisions of the 2003 Stock Option Plan, Stock Options will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

On March 5, 2004, the Company caused to be filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering Stock Options under the 2003 Stock Option Plan in the following amounts: (i) 2,515,000 shares at $0.25 per share; (ii) 2,110,000 shares at $0.50 per share; and (iii) 375,000 shares at $0.75 per share.

As of the date of this Quarterly Report, the 2003 Stock Option Plan has been terminated pursuant to resolution by the Board of Directors of the Company.

STOCK OPTIONS GRANTED AND EXERCISED

As at June 30, 2004, an aggregate 13,000,000 Stock Options have been granted under the 2003 Stock Option Plan, an aggregate of 6,464,600 Stock Options have been exercised for net proceeds of $2,882,200, an aggregate of 1,124,000 Stock Options have been cancelled, and an aggregate 5,411,400 Stock Options remain outstanding. The remaining 2,000,000 Stock Options outstanding have been cancelled.

During the six-month period ended June 30, 2004, an aggregate of 5,000,000 Stock Options were granted as follows: (i) 1,750,000 Stock Options exercisable at $0.20 per share expiring on March 4, 2007; (ii) 765,000 Stock Options exercisable at $0.25 per share expiring on March 4, 2014; (iii) 2,110,000 Stock Options exercisable at $0.50 per share consisting of 1,650,000 Stock Options expiring on March 4, 2007 and 460,000 Stock Options expiring on March 4, 2014; and (iv) 375,000 Stock Options exercisable at $0.75 per share expiring on March 4, 2007.

During the six-month period ended June 30, 2004, an aggregate of 5,219,600 Stock Options have been exercised as follows: (i) 1,025,000 Stock Options were exercised at $0.50 per share for aggregate proceeds of $512,500; (ii) 1,010,000 Stock Options were exercised at $0.25 per share for aggregate proceeds of $252,500; (iii) 1,600,000 Stock Options were exercised at $0.20 per share for aggregate proceeds of $320,000, which amount was utilized to reduce the debt due and owing by the Company to Messrs. Spindler and Henry, and other consultants pursuant to management/consultant services provided; and (iv) 1,584,600 Stock Options were exercised at $0.75 per share for aggregate proceeds of $1,188,450. During the six-month period ended June 30, 2004, 1,330,000 Stock Options were exercised by non-affiliated consultants of the Company for aggregate proceeds of $332,500, which amounts were paid to the Company in the form of an unsecured and/or secured promissory notes bearing up to 8% simple interest at terms of one year or less.


2004 STOCK OPTION PLAN

On July 22, 2004, the Board of Directors of the Company unanimously ratified, approved and confirmed the adoption of a stock option plan (the "2004 Stock Option Plan"), which provides for the grant of up to 6,000,000 stock options (the "Stock Options"). Pursuant to the provisions of the 2004 Stock Option Plan, Stock Options will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

On July 22, 2004, the Company caused to be filed with the Securities and Exchange Commission a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering 5,000,000 Stock Options under the 2004 Stock Option Plan.

STOCK OPTIONS GRANTED AND EXERCISED

To date, an aggregate 3,785,000 Stock Options have been granted under the 2004 Stock Option Plan, an aggregate of 1,000,000 Stock Options have been exercised for net proceeds of $300,000, and an aggregate 2,215,000 Stock Options remain outstanding.

The 3,785,000 Stock Options were granted as follows: (i) 3,010,000 Stock Options exercisable at $0.30 per share consisting of 760,000 Stock Options expiring July 22, 2007 and 2,250,000 Stock Options expiring on July 22, 2014; (ii) 650,000
Stock Options exercisable at $0.75 per share expiring July 22, 2014; and (iii) 125,000 Stock Options exercisable at $1.00 per share expiring July 22, 2014.

Subsequent to June 30, 2004, an aggregate of 1,000,000 Stock Options were exercised at $0.30 per share for aggregate proceeds of $300,000.

SECURITY OWNERSHIP TABLE

As a result of the issuance of shares of Common Stock by the Company pursuant to the Subordinated Debenture and exercise of Stock Options, there has been a change in security ownership. The following table sets forth the name and address, as of the date of this Quarterly Report, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Quarterly Report.

As of the date of this Quarterly Report, there are 19,777,581 shares of Common Stock issued and outstanding.


                     Name and Address             Amount and Nature    Percent
Title of Class      of Beneficial Owner             of Ownership       of Class
--------------------------------------------------------------------------------

                                         (1)
Common Stock            Sacha H. Spindler            4,434,784          20.60%
                        2000 South Dairy Ashford
                        Suite 310
                        Houston, Texas 77077

                                         (2)
Common Stock            L. William Kerrigan          3,257,032          15.93%
                        130 Caldwell Road
                        Ashland City, Tennessee
                        37015

                                         (3)
Common Stock            Neville M. Henry             1,580,000           7.48%
                        00 Southwest Freeway
                        Suite 3300
                        Houston, Texas 77027

                                         (4)
Common Stock            Timothy G. Russell             390,233           1.94%
                        3200 Southwest Freeway
                        Suite 3300
                        Houston, Texas 77027

                                         (5)
Common Stock            Petrogen International       1,695,000           8.57%
                        3200 Southwest Freeway
                        Suite 3300
                        Houston, Texas 77027

                                         (6)
Common Stock            All officers and directors  11,367,049          47.53%
                        as a group (4 persons)
--------------------------------------------------------------------------------
(1)
This figure includes: (i) 2,684,784 shares of restricted Common Stock; and (ii) the assumption of the exercise by Mr. Spindler of an aggregate of 1,750,000 Stock Options to acquire 1,750,000 shares of Common Stock consisting of 250,000 Stock Options exercisable at $0.50 per share expiring February 12, 2006, 175,000 Stock Options exercisable at $0.50 per share expiring September 10, 2006, 200,000 Stock Options exercisable at $0.20 per share expiring November 1, 2008, 260,000 Stock Options exercisable at $0.50 per share expiring March 4, 2014, 500,000 Stock Options exercisable at $0.30 per share expiring July 22,
2014, 250,000 Stock Options exercisable at $0.75 per share expiring July 22, 2014 and 125,000 Stock Options exercisable at $1.00 expiring July 22, 2014.
(2)
This figure includes: (i) 2,587,932 shares of restricted Common Stock; and (ii) the assumption of the exercise by Mr. Kerrigan of an aggregate of 670,000 Stock Options to acquire 670,000 shares of Common Stock consisting of 10,000 Stock Options exercisable at $0.50 per share expiring February 12, 2006, 90,000 Stock Options exercisable at $0.25 per share expiring September 10, 2006, 270,000 Stock Options exercisable at $0.25 per share expiring March 4, 2014, 100,000 Stock Options exercisable at $0.30 per share expiring on July 22, 2014, and 200,000 Stock Options exercisable at $0.75 per share expiring on July 22, 2014.
(3)
This figure includes: (i) 240,000 shares of restricted Common Stock; and (ii) the assumption of the exercise by Mr. Henry of an aggregate of 1,340,000 Stock Options to acquire 1,340,000 shares of Common Stock consisting of 600,000 Stock Options exercisable at $0.25 per share expiring November 1, 2013, 440,000 Stock Options exercisable at $0.25 per share expiring November 1, 2008, 100,000 Stock Options exercisable at $0.30 per share expiring July 22, 2014, and 200,000 Stock Options exercisable at $0.75 per share expiring on July 22, 2014.

(4)
This figure includes: (i) 22,233 shares of restricted Common Stock; and (ii) the assumption of the exercise by Mr. Russell of an aggregate of 368,000 Stock Options to acquire 368,000 shares of Common Stock consisting of 18,000 Stock Options exercisable at $0.50 per share expiring February 12, 2006, 50,000 Stock Options exercisable at $0.50 per share expiring September 10, 2006, 250,000 Stock Options exercisable at $0.75 per share expiring September 10, 2006 and 50,000 Stock Options exercisable at $0.50 per share expiring March 4, 2007.
(5)
These are restricted shares of Common Stock. The officers and directors of Petrogen International are Sacha H. Spindler at 200 South Dairy Ashford, Suite 310, Houston, Texas 77077 and L. William Kerrigan at 3130 Calwell Road, Ashland city, Tennessee 37015 _______________, who have sole discretion and authority regarding the disposition and voting rights of these shares of Common Stock.
(6)
This figure includes: (i) 5,534,949 shares of restricted Common Stock; and (ii) the assumption of the exercise of an aggregate of 4,138,000 Stock Options to acquire 4,138,000 shares of Common Stock.


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

         Reports:

         (a)  Report on Form 8-K Item. 5. Other Events filed on August 18, 2004.
         (b) Report on Form 8-K Item 9. Regulation FD Disclosure filed on May 6, 2004.
         (c) Report on Form 8-K Item 9. Regulation FD Disclosure filed on March 24, 2004.
         (d) Report on Form 8-K Item 9. Regulation FD Disclosure filed on February 24, 2004.
         (e) Report on Form 8-K Item 9. Regulation FD Disclosure filed on February 5, 2004.
         (f) Report on Form 8-K Item 8. Change in Fiscal Year filed on January 21, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PETROGEN CORP.



Dated: August 23, 2004                  By:  /s/  SACHA S. SPINDLER
                                           --------------------------------
                                           Sacha S. Spindler, Chief
                                           Executive Officer


Dated: August 23, 2004                  By: /s/  L. WILLIAM KERRIGAN
                                           -------------------------------
                                           L. William Kerrigan, Executive
                                           Executive Vice President and Director