Form 10QSB
period 2004-09-30
PETROGEN CORP
filed 2004-11-15
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

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


                                 (888) 875-1155
                           ___________________________
                           (Issuer's telephone number)


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

                             Yes  [ ]      No  [ ]


                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of November 12, 2004

Common Stock, $0.001 par value            27,161,581


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

SIGNATURES

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2004

                                   (UNAUDITED)



























CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                        September 30,       December 31,
                                                                            2004                2003
________________________________________________________________________________________________________
                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                  $ 1,248,545        $      8,377
   Other receivables                                                          45,996                   -
   Notes receivable (Note 4)                                                 261,662                   -
   Prepaids                                                                   38,273                   -
________________________________________________________________________________________________________
                                                                           1,594,476               8,377

FURNITURE AND EQUIPMENT, net of depreciation of $2,932 (2003 - $1,705)        28,666               5,812
OIL AND GAS PROPERTIES (Note 5)                                            1,241,247             741,923
________________________________________________________________________________________________________
                                                                         $ 2,864,389        $    756,112
========================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $   466,737        $    415,488
   Current portion of debentures payable (Note 7)                              4,554             153,561
   Advances payable (Note 6)                                                 375,650                   -
   Notes payable                                                                   -              38,794
   Demand loans payable)                                                           -              75,000
   Due to related parties (Note 8)                                            73,307             359,625
________________________________________________________________________________________________________
                                                                             920,248           1,042,468
LONG TERM LIABILITIES
   Debentures payable (Note 7)                                                     -             620,354
________________________________________________________________________________________________________
                                                                             920,248           1,662,822
________________________________________________________________________________________________________

STOCKHOLDERS'  EQUITY  (CAPITAL  DEFICIENCY)  (Note 9) Common stock,
   $0.001 par value, 100,000,000 shares authorized
      27,161,581 (2003 - 10,613,291) shares issued and outstanding            27,162              10,613
   Additional paid-in capital                                              7,687,963           1,386,460
   Subscriptions receivable                                                 (100,000)                  -
   Obligation to issue shares                                                      -              12,500
   Common stock purchase warrants                                            372,300             256,300
   Deficit accumulated during the exploration stage                       (6,043,284)         (2,572,583)
________________________________________________________________________________________________________
                                                                           1,944,141           (906,710)
________________________________________________________________________________________________________
                                                                         $ 2,864,389        $    756,112
========================================================================================================


 The accompanying notes are an integral part of these interim consolidated financial statements




                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three months     Three months      Nine months       Nine months
                                             Ended           Ended             Ended             Ended           November 15, 2001
                                         September 30,    September 30,     September 30,     September 30,        (inception) to
                                             2004             2003             2004              2003            September 30, 2004
___________________________________________________________________________________________________________________________________

REVENUE
   Operatior fees                         $    32,310      $        -        $    32,310       $        -          $    32,310
   Interest income                                564               -              4,162       $        -                4,162
___________________________________________________________________________________________________________________________________
                                               32,874                             36,472                                36,472
___________________________________________________________________________________________________________________________________

EXPENSES
   Depreciation                                   565             322              1,227              615                2,932
   General and administrative expenses        216,831          31,566            359,318          290,396              804,546
   Interest expense                               465          29,172             52,423           21,369              142,819
   Loss on settlement of debt                 224,301          15,147            224,301                -              239,448
   Management fees - related party             25,000          35,645            517,500          102,000              811,645
   Management fees - stock based              852,050         362,230          1,976,550                -            2,698,995
   Professional fees                           81,220         148,443            375,854           73,203              679,737
___________________________________________________________________________________________________________________________________
                                           (1,400,432)       (622,525)        (3,507,173)        (487,583)          (5,380,122)
___________________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                   $(1,367,558)     $ (622,525)       $(3,470,701)      $ (487,583)         $(5,343,650)
==============================================================================================================================

BASIC NET LOSS PER SHARE                  $     (0.08)     $    (0.06)       $     (0.23)      $    (0.05)
==============================================================================================================================

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (Note 3)                16,724,817      10,378,291         14,921,867        9,511,926
==============================================================================================================================


 The accompanying notes are an integral part of these interim consolidated financial statements




                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                   November 15,
                                                                                Nine months       Nine months              2001
                                                                                      ended             ended    (inception) to
                                                                               September 30      September 30      September 30
                                                                                       2004              2003              2004
_______________________________________________________________________________________________________________________________
                                                                                                                       (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                     $ (3,470,701)      $  (487,583)      $(5,343,650)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                     1,227               322             2,932
  - accounts receivable                                                            (45,996)                -           (45,996)
  - accrued interest receivable                                                     (4,162)                -            (4,162)
  - prepaids                                                                       (38,273)          (10,000)          (38,273)
  - accrued interest                                                                36,106            19,437            85,402
  - accounts payable                                                                51,249            34,836           252,580
  - advances payable                                                               375,650                 -           375,650
  - loss on conversion or settlement of debt                                       224,301            15,147           239,448
  - non-cash management fees and expenses                                          434,850             2,500           521,850
  - stock based compensation                                                     1,976,550           362,230         2,698,995
_______________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                             (459,199)         (63,111)       (1,255,224)
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                              (24,081)           (7,274)          (31,598)
  Oil and gas properties                                                          (499,324)          (47,636)         (928,845)
  Pre reverse acquisition advances from Petrogen Corp. (Note 3)                          -           100,000           100,000
  Cash acquired on reverse acquisition of Petrogen Inc. (Note 3)                         -               868               868
_______________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                                             (523,405)           45,958         (895,575)
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                               2,074,500           590,000         2,685,110
  Notes payable                                                                    (10,061)            6,363           (36,920)
  Demand loans payable                                                             (75,000)           75,000                -
  Repayment of debenture                                                           (89,500)          (28,000)         (138,795)
  Cash advances (repayments) from former related parties                                 -          (540,457)          318,990
  Repayment of notes receivable                                                    325,000                 -           325,000
  Advances from related parties                                                     17,833                 -           209,959
_______________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                         2,222,383           102,906         3,363,344
_______________________________________________________________________________________________________________________________

INCREASE IN CASH                                                                 1,240,168            85,753         1,248,545

CASH, BEGINNING OF PERIOD                                                            8,377               305                 -
_______________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                           $  1,248,545       $    86,058       $ 1,248,545
===============================================================================================================================


Non-cash transactions: Refer to Notes 3, and 9.



 The accompanying notes are an integral part of these interim consolidated financial statements


                                 PETROGEN CORP.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
________________________________________________________________________________
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS & BASIS OF PRESENTATION

Petrogen Corp. (the "Company") (formerly Hadro Resources, Inc., "Hadro") was incorporated in the State of Nevada. The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and the Frankfurt Stock Exchanges under the symbol "PTD".

Effective February 12, 2003 the Company completed the acquisition of Petrogen Inc. ("Petrogen") by way of a Share Exchange Agreement and issued 7,000,000 restricted shares of common stock to the Petrogen shareholders and 300,000 restricted shares of common stock as a finder's fee resulting in a change in control of the Company (See Note 3).

With operations based in Houston, Texas, the Company and its wholly owned subsidiary, Petrogen, is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. the Company's core strategy is to acquire interests in proved developed reserves that couple immediate recompletion opportunities with undeveloped upside.

The Company's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming and Emily Hawes Field in southern Texas. The Company also holds the rights to develop interests in the Adams Ranch Field in East Texas. Since its 2001 inception, the Company has acquired interests in four properties spanning over 6,750 net acres.

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

As at September 30, 2004, the Company has realized significant losses from its existing oil and gas operations. The Company's continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.


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

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(Unaudited)


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

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION
The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option-pricing model.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 13:


                                              For the nine months ended
                                                    September 30,
                                             ___________________________
                                                2004             2003
                                             ___________      __________

Net loss as reported                         $(3,470,701)     $ (487,583)

SFAS 123 Additional Compensation Expense     $(1,069,670)     $ (191,580)
                                             ___________      __________
Pro forma net loss under SFAS No. 123        $(4,540,371)     $ (679,163)
                                             ===========      ==========
Basic and diluted net loss per common
   share as reported                         $      0.23      $    (0.05)

Pro forma net loss per common share under
   SFAS No. 123                              $      0.30      $    (0.05)

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

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 3 - ACQUISITION OF PETROGEN INC.

Effective February 12, 2003, the Petrogen shareholders exchanged all of the issued and outstanding shares of Petrogen for an aggregate of 7,000,000 restricted common shares of the Company, and the Company changed its name from Hadro Resources, Inc to Petrogen Corp. The Company issued an additional 300,000 shares of the Company's restricted common stock as a finder's fee. Upon completion of the acquisition, there was a change in control of the Company. Also in connection with the acquisition, the Company granted options to acquire 2,000,000 shares of the Company's restricted common stock and granted share purchase warrants to acquire 167,189 shares of the Company's restricted common stock to previous option and warrant holders in Petrogen (Refer to Note 10).

Under generally accepted accounting principles, this business acquisition was accounted for as a capital transaction in substance. In essence, the acquisition was a recapitalization and has been accounted for as a change in capital structure. Under reverse merger accounting, the comparative historical financial statements of the Company, the "legal acquiror," are those of Petrogen, the "accounting acquiror" prior to the date of the transaction and include the consolidated results for all periods presented subsequent to the transaction.

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


NOTE 4 - NOTES RECEIVABLE

Pursuant to the Company's 2004 Stock Option Plan, during the second quarter a total of 1,330,000 stock options were exercised at a price of $.25 per share for proceeds of $332,500 which the Company agreed to loan the optionees. These loans were secured by demand promissory notes bearing interest at 8% per annum. At September 30, 2004 interest of $940 has been accrued, $250,000 was repaid, and $50,000 was settled for debt resulting in $32,500 of these notes remaining outstanding. During the third quarter a total of 1,000,000 stock options were exercised at a price of $.30 per share for proceeds of $300,000 which the Company agreed to loan to the optionees. These loans are secured by demand promissory notes bearing interest at 8% per annum. At September 30, 2004 interest of $3,223 has been accrued and $75,000 was repaid, resulting in $225,000 of these notes remaining outstanding.


NOTE 5 - OIL AND GAS PROPERTIES

EMILY HAWES FIELD, CALHOUN COUNTY, TEXAS

By agreement dated May 20, 2002 Petrogen acquired a 95% working interest ("WI") and 77.5% net revenue interest ("NRI") in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. As consideration Petrogen issued 365,000 shares of common stock, issued a floating charge debenture in the amount of $75,000, and issued notes payable totaling $47,145 to various lessors. During the year ended September 30, 2003 the notes payable were repaid in full. To date Petrogen has capitalized a total of $376,413 of expenditures relating to this property.

On May 26, 2004 the Company entered into a participation agreement with Nortex Corporation of Texas for a 50% WI, and a NRI equal to 37.5% of 77.5% of all of the oil and gas produced. The Company received $66,112 as cash consideration for the assignment of Nortex's proportionate WI share of the leases.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 5 - OIL AND GAS PROPERTIES (CONTINUED)

On June 4, 2004 the Company entered into a participation agreement with Bazmo Exploration, LLC of Texas for a 25% WI, and a 19.375% NRI . The Company received $42,680 as cash consideration for the assignment of Bazmo's proportionate WI share of the leases.

BAXTERVILLE FIELD, MISSISSIPPI

Effective September 25, 2002, Petrogen entered into a Letter of Intent with US Gas Systems, Inc. (USG) of Mississippi, whereby Petrogen agreed to recomplete four existing well-bores and further develop additional infill drilling opportunities and proven undeveloped oil and gas reserves upon six hundred acres of the USG Dunn and Swan Tracts of North Baxterville Field, Marion County, Mississippi. Upon completion, Petrogen, as operator, will have earned the right to further develop the underlying leases and Petrogen shall farm-in to a 75% WI and 56.25% NRI on any and all oil development and a 50% WI and a 37.5% NRI on all gas production from the property The agreement provides that Petrogen can further extend the Option Period by meeting certain operational and development milestones within set periods of time, and to date, has negotiated the necessary extensions with USG to enable Petrogen the opportunity to further evaluate its future operational presence within Baxterville Field.

Effective November 12, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date Petrogen has capitalized a total of $446,436 of expenditures relating to this property.

The Company has been developing operations at Baxterville Field and to date, has recompleted the Moody #6 wellbore.

ENOS CREEK FIELD, WYOMING

Effective October 31, 2002, Petrogen acquired from Coronado Oil Company (Coronado) a 100% WI and a 77.5% NRI in the Brown Government Lease (the "Property"), located in the Enos Creek gas field, Hot Springs County, Wyoming. Petrogen has agreed to pay to Coronado 50% of its production income net of royalties to a maximum of $75,000. In addition, the agreement provides Coronado the right to back-in to a 50% WI upon Petrogen having completed development operations upon the Property and recouping all of its expenses related to those developments and upon Coronado forfeiting its 5% overriding royalty interest. To date Petrogen has capitalized a total of $281,205 of expenditures relating to this property.

S.J. HOOPER #1, MARION COUNTY, MISSISSIPPI

Effective October 25, 2002, Petrogen entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. ("CR") of Mississippi, whereby Petrogen will acquire a 100% WI and 77% NRI in the S.J. Hooper #1. Petrogen paid $22,500 to acquire this interest. To date the Company has capitalized a total of $51,554 of expenditures relating to this property.

ADAMS RANCH, CROCKETT COUNTY, TEXAS

The Company holds the rights to develop a 75% NRI Ranch Property"), which consists of 1,530 net acres of shallow development rights and 6,750 net acres of deep development rights. Adams Ranch field is located in the Permian Basin upon what management believes to be potentially productive reserves which could be produced from new gas wells. Petrogen plans to drill if adequate funding is acquired. The Company is currently formalizing the terms and provisions of the formal contractual arrangements, as well as negotiating with several third parties interested in the potential of entering into joint venture development agreements to commence operations upon the property.

The Company has negotiated certain rights to farm-in to the 9,000 acre Adams Ranch prospect. Pursuant to the terms and provisions of the Farm-In Agreement currently being finalized: (i) the Company would have the right to conduct a series of earn-in development initiatives to fully develop the Adams Ranch Property. To date the Company has capitalized a total of $85,639 of expenditures relating to this property.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 5 - OIL AND GAS PROPERTIES (CONTINUED)

MATAGORDA ISLAND PIPELINE

On March 10, 2003, Petrogen International Limited ("PIL"), a company with directors in common with the Company, entered into a Lease Assignment Agreement (the "Lease") with James Timothy Roche ("Roche"), whereby PIL leased a natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas from Roche.

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


NOTE 6 - ADVANCES PAYABLE

During the period, the participants entered into a Joint Operating Agreement (the "JOA") under which Petrogen is the operator, whereby, each of the participating parties have agreed to advance bill on the Emily Hawes #3AST well. There was an Authority For Expenditure ("AFE") for a total of $726,600 for dry hole costs, the Company is obligated to pay 1/6 of the costs and the partners are responsible for 5/6 of the costs which equal to $605,500. Since these advances are to be used to pay future expenses, they are classified as a liability. These advances will be cleared against the future joint interest billings which detail actual costs incurred. At September 30, 2004, the net amount of obligation is $375,650. During the period the Company recorded $32,210 of operator fees in connection with the JOA.


NOTE 7 - DEBENTURES PAYABLE

DEBENTURE

In connection with the Emily Hawes acquisition described in Note 5, the Company issued a debenture in the amount of $75,000, bearing interest at 15% per annum, secured by a floating charge security on all assets of the Company, and due on May 20, 2003 which was extended to June 30, 2004. (Refer to Note 5). At September 30, 2004, $75,000 of principal has been repaid (including the $6,250 for options exercised by the holder of the debenture) and $4,554 remains owing.

CONVERTIBLE DEBENTURE

On August 18, 2003, the Company issued a $723,673 subordinated debenture in settlement of approximately $708,525 of debt. The debenture was issued pursuant to the terms of a Memorandum of Agreement between the Company and certain debtors ("Debenture Group"). The debenture: (i) bore interest at 10% per annum payable annually in arrears; (ii) had a term of two years from the August 18, 2003 (date of issuance); (iii) was subordinate to bank or lending institutional debt financing; (iv) was convertible into shares of restricted common stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) required monthly payments of $10,000 beginning December 2003.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 7 - DEBENTURES PAYABLE  (CONTINUED)

On July 8, 2004, the Company, certain directors and the Debenture Group entered into a settlement agreement and general mutual release (the "Settlement Agreement"). Pursuant to the terms and provisions of the Settlement Agreement:
(i) the Debenture Group agreed to sell and transfer the Subordinated Debenture to Acceder Technology PTE ("Acceder") pursuant to a debenture assignment agreement; (ii) the Debenture Group agreed to grant to the Chelsea Group Inc. ("Chelsea") an assignable option to purchase up to 1,134,457 shares of the restricted Common Stock of the Company respectively held of record by the individual members of the Debenture Group at $0.25 per share exercisable on the following terms: (a) 25% on or before September 15, 2004, (b) 25% on or before December 15, 2004, (c) 25% on or before March 15, 2005, and (d) 25% on or before June 15, 2005; and (iii) subject to the performance of the above, the Company, the directors and the Debenture Group agreed to release, remise and forever discharge one another from any and all manner of actions, causes of action, suits, debts, contracts, claims relating to or arising from the matters encompassed in the Subordinated Debenture.

On August 6, 2004, the Company and Acceder entered into a debenture conversion agreement (the "Debenture Conversion Agreement"). Pursuant to the terms and provisions of the Debenture Conversion Agreement: (i) the Company agreed to settle the debt due and owing to Acceder under the Subordinated Debenture in the aggregate amount of $733,673 by issuance of 2,934,690 shares of restricted Common Stock at $0.25 per share; (ii) the Company acknowledged the assignment of such debt by Acceder to certain designees of Acceder; (iii) the Company acknowledged the election of conversion of such debt by the designees at $0.25 per share; and (iv) the Company agreed to issue to such certain designees a specified number of the 2,934,690 shares of restricted Common Stock as directed by Acceder and pursuant to the notice of conversion.

Accordingly, during the period, the Company issued the 2,934,690 shares in full settlement of the debt which had a book value at the time of settlement of $714,800. As the shares had a fair market value of $939,101 the Company recognized a loss on settlement of $224,301


NOTE 8 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2004, management fees of $198,000 (December 31, 2003: $66,000) were incurred to two directors and officers of the Company of which $63,000 have been capitalized as oil and gas development costs. During the period ended September 30, 2004 additional management bonuses of $295,000 (December 31, 2003: $Nil) were incurred to these two directors and officers of the Company.

At September 30, 2004, these directors and officers owe $44,855 (December 31, 2003: $282,688) for monies advanced. During the period ended September 30, 2004, these directors exercised 1,795,000 Stock Options for net proceeds of $596,250, which such amounts were utilized to off-set the debt, including bonuses, due and owing to these two directors.

During the period ended September 30, 2004, management fees of $22,500 (December 31, 2003: $7,500) were incurred to a director of the Company. During the period ended September 30, 2004, a bonus of $10,000 (December 31, 2003: $Nil) was incurred to this director of the Company. At September 30, 2004, this director is owed $30,000 (December 31, 2003: $7,500) for management fees due. During the period, this director exercised 40,000 Stock Options for net proceeds in the amount of $10,000, which such amounts were utilized to off-set the debt due and owing to this director.

During the period ended September 30, 2004, management fees of $135,000 (December 31, 2003: $Nil) were incurred to an officer of the Company and have been capitalized as oil and gas development costs During the period ended September 30, 2004, a bonus of $45,000 (December 31, 2003: $Nil) was incurred to this officer of the Company. At September 30, 2004, this officer is owed $24,536 (December 31, 2003: $Nil) for management fees. During the period, this officer exercised 240,000 Stock Options for net proceeds in the amount of $55,000, which such amounts were utilized to off-set the debt due and owing to this director.

Petrogen   retained  a  Drilling  and  Operating   Agreement  (the   "Operator's
Agreement") entered into with PIL on November 15, 2002, whereby PIL is responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"). Under the terms of the Operator's Agreement, the Company is required to reimburse PIL for all costs incurred by PIL plus an administration fee equal to 10% of the costs incurred by PIL. As further consideration PIL retains a 10% carried interest in the Petrogen Interests. The Operator's Agreement will remain in effect as long as any of the Interests covered by the Operator's Agreement continue to be in operation. At September 30, 2004, $nil (December 31, 2003: $161,315) was incurred to PIL, and $63,626 (December 31, 2003 : $73,626) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 9 - CAPITAL STOCK

COMMON SHARES

On January 30, 2004, 50,000 shares were returned to treasury and cancelled.

During the period ended September 30, 2004, the Company issued an aggregate of 6,279,600 shares of common stock for options exercised at prices ranging from $0.20 to $0.50 per share. The proceeds received were $1,684,900 of which $221,000 was received in cash, $632,500 was notes receivable (of which $325,000 was repaid and $50,000 was settled for debt) and $831,400 was used to reduce existing debt.

On August 18, 2004 the Company issued 2,934,690 shares to retire the convertible debenture detailed in Note 7.

On September 21, 2004 the Company issued 7,284,000 units at a price of $0.25 per unit for cash proceeds of $1,821,000 of which $100,000 was received subsequent to the period. Each unit consists of one common share, one 1/2 warrant, whereby each full warrant can be converted into one common share at a price of $0.50 exercisable to January 31, 2005, and a piggy-back warrant with a conversion price of $1.00 that can be exercised to January 31, 2006, subsequent to the exercise of the $0.50 half warrants. In addition, 100,000 units were issued as a finder's fee. Management has estimated that the fair value of all the share purchase warrants associated with the private placement is $182,100.

At September 30, 2004, 27,161,581 shares were issued and outstanding.

WARRANTS

On February 12, 2003, pursuant to the terms of the merger agreement, the Company issued 167,189 warrants to previous Petrogen warrant holders. Each warrant entitles the holder to purchase an additional share of the Company common stock. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the share purchase warrants assumed in connection with a business combination is included in the determination of the purchase price. The fair value of these share purchase warrants as at the date of the reverse acquisition of $357,800 was estimated using the Black-Scholes option pricing model with an expected life of 1.59 years, a risk-free interest rate of 3% and an expected volatility of 188%.

During the period ended December 31, 2003, 47,430 of the warrants expired, resulting in a charge to additional paid in capital of $101,500.

During the period ended September 30, 2004, 30,829 of the warrants expired, resulting in a charge to additional paid in capital of $66,100

The following table lists the exercise prices and expiry dates of warrants.

                                               ______________________________
                                               Weighted      Weighted
 Balance at                                    Average       Average
September 30,                     Exercise     Excercise     Remaining
    2004          Expiry date      Price       Price         Contractual Life
_____________________________________________________________________________

  3,642,000       21-Sep-05         0.50
     14,822       29-Oct-04         0.40
     29,643       13-Nov-04         0.40
     29,643       13-Nov-04         0.40
     14,822       14-Nov-04         0.40
  _________                                    _________     ________________
  3,730,930                                      $0.50          0.95 years
  =========                                    =========     ================

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 10 - STOCK OPTION PLAN

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

During the year ended September 30, 2003, the Company granted a total of 2,800,000 stock options at exercise prices ranging from $0.25 to $0.75 per common share. Of these options, 1,435,000 options were granted to non-employees. Of these non-employee stock options, 1,375,000 vested immediately, and 60,000 were subject to vesting on a straight-line basis over 12 months, of which 60,000 have vested at September 30, 2004 (December 31, 2003 : 15,000). The remaining 1,365,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 915,000 vested immediately, and 485,000 were subject to vesting on a straight-line basis over 12 months, of which 485,000 have vested at September 30, 2004 (December 31, 2003 : 124,003). During the period ended December 31, 2003, 1,000,000 vested consultant options were cancelled and 124,000 vested employee options were cancelled.

Certain of the stock options granted to employees during the year ended September 30, 2003 were granted with exercise prices less than the market price of the Company's common stock as at the date of grant resulting in an intrinsic value of $20,700 as determined in accordance with APB 25. This intrinsic value will be expensed as the underlying stock options vest. As at December 31, 2003, $17,345 of this intrinsic value has been expensed. During the period ended September 30, 2004, a further $2,250 was expensed and another $1,105 related to cancelled unvested options was expensed.

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these stock options. The application of the fair value method as described below resulted in pro forma stock based compensation totaling $304,700 of which $216,180 was reported to December 31, 2003, $68,860 was reported in the period ended September 30, 2004 and $19,660 related to cancelled, unvested options.

In accordance with the provisions of SFAS 123, the Company expenses the fair value of stock options granted to non-employees. The application of the fair value method as described below resulted in additional stock based compensation totaling $360,400 of which $349,300 was recorded to December 31, 2003, and $11,100 to September 30, 2004.

On November 1, 2003, the Board of Directors of the Company ratified, approved and confirmed the adoption of a further amendment to the 2003 Stock Option Plan, which provides for the grant of up to 10,000,000 additional shares of Common Stock.

On November 1, 2003, the Company granted a total of 3,200,000 stock options at exercise prices of $0.20 to $0.25 per common share. Of these options, 1,500,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 500,000 vested immediately, and 1,200,000 were subject to vesting on a straight-line basis over 60 months, of which 220,000 have vested at September 30, 2004 (December 31, 2003: 20,000).

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro-forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these options. The application of the fair value method as described below resulted in pro-forma stock based compensation totaling $382,600 of which $130,510 was disclosed to December 31, 2003, $18,710 was disclosed to September 30, 2004 and the remaining $233,380 will be disclosed upon vesting of the underlying stock options.

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

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 12 - STOCK OPTION PLAN (CONTINUED)

During the period ended September 30, 2004 the Company granted a total of 8,785,000 stock options at exercise prices ranging from $0.25 to $1.00 per common share under the 2003 Stock Option Plan (5,000,000) and the 2004 Stock Option Plan (3,785,000). Of these options, 5,610,000 options were granted to non-employees. These non-employee stock options vested immediately. The remaining 3,175,000 stock options were granted to employees, including officers and directors, of the Company. These employee stock options all vested immediately.

The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and expected volatilities ranging from 172% to 205%

Of the options granted during the period, certain of the employee options were granted with exercise prices less than the market value of the Company's common stock resulting in an intrinsic value expense in the period of $163,600. In addition, with respect to the employee options disclosure has been provided in
Note 2 reflecting the results of applying the fair value method to share options resulting in a further pro-forma stock based compensation of $1,981,100. With respect to the options granted to non-employees, the Company recorded a stock based compensation expense of $1,799,600.

On July 22, 2004, the Board of Directors of the Company ratified, approved and confirmed the adoption of a 2004 Stock Option Plan providing for the granting of up to 6,000,000 shares of common stock. The Company filed an S-8 Registration Statement for 5,000,000 shares under the 2004 Plan during July 2004 and has granted 3,785,000 options to officers, directors and consultants.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(Unaudited)


NOTE 12 - STOCK OPTION PLAN  (CONTINUED)




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

                                           765,000       4-Mar-04      0.25         4-Mar-14

                                         1,650,000       4-Mar-04      0.50         4-Mar-07

                                           460,000       4-Mar-04      0.50         4-Mar-14

                                           375,000       4-Mar-04      0.75         4-Mar-07

                                           700,000      22-Jul-04      0.30        22-Jul-14

                                         2,310,000      22-Jul-04      0.30        22-Jul-07

                                           450,000      22-Jul-04      0.75        22-Jul-14

                                           325,000      22-Jul-04      1.00        22-Jul-14


Exercised during the period
                                          (530,000)                    0.50        12-Feb-06

                                          (570,000)                    0.25        10-Sep-06

                                        (1,600,000)                    0.20         1-Nov-08

                                          (400,000)                    0.25         1-Nov-08

                                           (40,000)                    0.25         1-Nov-13

                                          (495,000)                    0.50         4-Mar-14

                                        (1,584,600)                    0.75         4-Mar-07

                                        (1,000,000)                    0.30        22-Jul-07
                                   _________________

Balance, June 30, 2004                   8,196,400                                                $     0.44        4.90 years
                                   =================                                             ============  ===============


NOTE 13 - SUBSEQUENT EVENTS

On October 12, 2004 the Company entered into an option agreement to purchase a pipeline and right of way in the Calhoun County located in Texas. The Company paid $2,500 as consideration for the option to purchase the pipeline and the right of way for a period of 60 days.

Subsequent to the period, the Company granted 200,000 Stock Options exercisable at $0.50 per share, the option period is for ten years from the date of grant.

PETROGEN CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
________________________________________________________________________________
(Unaudited)


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

As of the date of this quarterly Report, the Company is an independent oil and gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, development and exploration of oil and natural gas properties throughout the Continental United States. With operations based in Houston, Texas, the Company, and its wholly owned subsidiary, Petrogen, Inc. ("Petrogen"), is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature well known hydrocarbon producing areas. The Company's core business strategy is to acquire interests in fields that have previously produced hydrocarbons from proved developed reserves that provide for immediate recompletion opportunities with undeveloped upside.

The Company's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming, Emily Hawes Field in southern Texas and Adams Ranch Field in east Texas. The Company has acquired interests and/or the rights to develop four properties spanning over approximately 8,750 net acres to Petrogen with what management believes to be probable proven reserves in several reserve categories that can potentially be tapped longer term with targeted development efforts. Management anticipates that the Company's ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development of its Texas properties through joint venture development agreements the Company and will additionally continue to be focused upon attempting to place shut-in gas wells located on its properties in the states of Mississippi and Wyoming back into the status of production, and to thereafter implement additional development operations on these same properties with the commencement of drilling new wells into what management anticipates will thereafter be proven undeveloped reserves. The Company plans to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunities for the Company and its shareholders over the immediate, near and long term.

OIL AND GAS PROPERTIES
________________________________________________________________________________

As of the date of this Quarterly Report, the Company has not reported or filed any reserve estimates with any Federal agencies, and has plans to commence operations on certain properties. As of the date of this Quarterly Report, the Company does not maintain any developed acreage. The Company maintains approximately an aggregate of 11,691 gross undeveloped acres and 8,750 net undeveloped acres pursuant to leases and/or concessions as discussed below. The following is a description of the Company's oil and gas operations.

EMILY HAWES FIELD PROJECT

PRODUCTIVE WELLS AND ACREAGE. The Company holds a 95% working interest and a 77.5% net revenue interest in approximately 1,571 gross (1,156.65 net) undeveloped acres of oil and gas leases located on Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). In consideration therefore, the Company issued a floating charge debenture in the amount of $75,000.00 and certain notes payable totaling $47,145 to certain lessors. As at December 31, 2003, the notes aggregating $47,145 have been paid in full. The oil and gas leases relating to the Emily Hawes Field were to terminate by October 31, 2004 unless operations commenced upon the property prior thereto, which, in such event, the leases will continue indefinitely.

As of October 4, 2004, management of the Company announced that a drilling rig commenced sidetrack drilling operations on the Emily Hawes #3-A Sidetrack (EH-3A) well on September 28, 2004. The EH-3A is the first of a potential four well drilling program on Hawes Field in an effort to stimulate the development of natural gas production from the area. Management of the Company anticipated encountering, based on pre-drill expectations, as many as six recognized pay sands on the Emily Hawes Field between depths of 6,250 feet and 6,750 feet, with projected net pay of approximately 50 feet. Subsequently, the Company performed post-drill analysis and announced log results that the drilling had encountered up to eight potential pay sands after the EH-3A well had been drilled to a total measured depth of 6,725 feet. Log analysis reflected 75 feet of gross sand and greater than 60 feet of possible natural gas pay.

The Emily Hawes Field had previously been developed by the drilling of three gas wells. Although exhibiting excellent reservoir and production characteristics, a gravel pack completion was not employed and, therefore, sand production forced the premature abandonment of these wells. To realize what management of the Company believes to be remaining existing reserves, the Company, subject to financing or joint venture operating agreements with industry peers, plans to drill offset wells, utilizing proper completion techniques to control sand production. Management intends to utilize data derived from the new wells to subsequently drill step-out locations to efficiently and economically drain the reservoir. Management believes that three to six wells will be needed to completely develop the Miocene reservoir. Future drilling will also include a well to test the oil and gas potential of multiple sands in the Frio Formation. Management anticipates that a test well in the Frio Formation could potentially prove significant recoverable reserves. Management of the Company believes that there is a potential resource of over 21.5 billion cubic feet of probable and possible natural gas reserves in the deeper Frio Formation.

PRESENT ACTIVITIES. As of the date of this Quarterly Report, and as part of the Company's commencement of operations at the Emily Hawes Field, the Company entered into two separate farm-out agreements with Nortex Corporation ("Nortex") and Bazmo Exploration, LLC ("Bazmo"), respectively, pursuant to which: (i) the Company will retain a 37.5% working interest and a 29.1% net revenue interest in all hydrocarbon developments to depths above 7,100 feet; (ii) the Company will be required to fund approximately 17% of developmental costs of the initial well; (iii) the Company, Nortex and Bazmo have agreed to test and potentially develop the Frio Formation at depths of up to approximately 12,000 feet under the same percentage interests; and (iv) Nortex and Bazmo have the right to opt out of those Frio Formation tests by assigning their currently held respective interests to the Company. Additionally, the Company entered into an operations and development agreement with a Houston based drilling services contractor to provide Petrogen as project operator all drilling and development requirements at Emily Hawes Field.

As of the date of this Quarterly Report, management of the Company anticipates that the EH-3A well will be the first of a potential four well drilling program to be undertaken in an effort to develop natural gas production from Emily Hawes Field. Control data from the property represents that Emily Hawes Field previously produced approximately 1.7 billion cubic feet of natural gas. Based upon multiple third party engineering, geophysical and petrophysical analysis that indicates the potential of as much as approximately 12.2 billion cubic feet of estimated natural gas reserves, management of the Company believes that re-establishing production from the well could lead to booking all or a portion of these estimated reserves as proved. Management estimates that the EH-3A may possess potential gross estimated natural gas reserves of approximately 4 billion cubic feet.

Plans to develop the Emily Hawes Field encompass re-entry into the Miocene formation through a previously existing wellbore ("Emily Hawes #3) and to then drill directionally to the expected pay zone to test a series of Miocene sandstone formations between 6,250 and 6,750 feet with an anticipated gross pay interval of approximately 50 feet that has proven to be natural gas productive at Emily Hawes Field. Management believes that potential production revenues from the EH-3A may qualify for a 7.5% state severance tax relief for a period of ten years, which may greatly enhance the wellbores potential economic rate of return.

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

BAZMO. On June 4, 2004, the Company and Bazmo entered into a participation agreement (the "Bazmo Agreement"). Pursuant to the terms and provisions of the Bazmo Agreement: (i) the Company assigned to Bazmo a 25% working interest and a net revenue interest equal to 25% of 77.5% of all of the oil and gas produced; and (ii) Bazmo paid to the Company approximately $42,680 as consideration for the assignment, which the Company has utilized to offset future costs from drilling activities.


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


PRESENT ACTIVITIES. As of the date of this Quarterly Report, there are four existing shut-in well-bores located on Baxterville Field. The Company developed operations at Baxterville Field throughout the summer months of 2003. To date, the Company has recompleted one wellbore (the "Moody #6"). Management of the Company anticipated commencement of production from the Moody #6 wellbore immediately after hooking up all relevant surface equipment, however, bad reservoir performance and geologic structure issues resulted in the majority of production from the wellbore being salt water. The Company has subsequently analyzed the reservoir and potential alternative recovery methods with the aid of a third party production engineer and petrophysicist and expects that alternate recovery methods may potentially result in successful hydrocarbon production. The Company currently has no plans for implementing secondary recovery initiatives at Baxterville Field, but has however, identified methods of recovery in areas of the field. Control data from Baxterville Field indicate that these four well bores have produced a total of 489,000 BO and 11 BCFG. Management believes that combined, the four well-bores may represent a total of eight re-completion opportunities which could result in proven reserves in several reserve categories being achieved through secondary recovery methods.

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


ENOS CREEK FIELD/BROWN GOVERNMENT LEASE


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

PRESENT  ACTIVITIES.  On May 8th, 2003,  the Company and Sierra Gas  Corporation
("SGC") entered into a preliminary gas sales contract (the "Gas Sales Contract"), pursuant to which SGC shall, upon Petrogen's successful production of natural gas hydrocarbons, gather gas from the Enos Creek property as productive capacity is brought on stream and made available for purchase. The terms of the Gas Sales Contract also provide that the Company will be paid 90% of Colorado Interstate Gas at First of Month Index Price. As of the date of this Quarterly Report, no gas sales have been made due to the relationship with the Enos Creek operations vis a vis the Brown Government Lease. Management of the Company anticipates that subject to successful well recompletions being conducted, its first gas sales in this regard may commence by approximately fourth quarter 2004.

In anticipation of completing the Gas Sales Contract with Sierra and as part of the commitments made between Petrogen, Coronado Oil Company and the Wyoming Bureau of Land Management, the Company initiated the first phase of redevelopment operations upon the Brown Government Lease, which focused exclusively upon what management believes to be remaining recoverable reserves within multiple potentially gas charged Frontier sands. A workover rig was mobilized on May 1, 2003, and operations to place the #1 Brown Government wellbore back into the condition of production commenced shortly thereafter. The Company perforated three additional Frontier sands, providing for over 52 feet of previously known productive pay within the wellbore, which the Company anticipated would potentially produce marketable quantities of natural gas. On August 18th, the Company announced it had commenced secondary development operations on the property by re-entering the Brown Government # 1 Wellbore. Test results of the recompletion operation on the wellbore provided for additional technical data that the Company is currently having analyzed by third party analysts to ascertain the best possible completion technique that could be utilized on the Brown Government # 1 wellbore that could result in potentially reinstating gas and/or oil production from the wellbore.

In general, the Company anticipates that gas and/or oil production may be potentially re-established from the formerly productive Brown Government Lease by re-working and returning to production the three existing shut-in gas wells. These wells will are being evaluated relative to completion zones, completion methods and production parameters. If current completed intervals are deemed depleted, management intends to then perforate, potentially perform additional fracture stimulation operations within the newly perforated zones as it deems necessary and economic and thereafter attempt to complete new zones to the status of production.

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

As of the date of this Quarterly Report, Petrogen has completed integrity tests on the Matagorda Island Pipeline and the Company has repaired minor damages to the pipeline to ensure that transmission capacity is in place prior to anticipated natural gas production from Emily Hawes Field if current operations prove successful. The Company recently entered into an option with Timothy Roche for consideration of $2,500 under the provisions of an already agreed upon form of purchase and sale agreement that provides for the Company to purchase the pipeline from Timothy Roche under the terms and provisions of the purchase sale agreement noted by December 12th. 2004.

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

RESULTS OF OPERATION

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

The Company's net losses during the nine-month period ended September 30, 2004 were approximately ($3,470,701) compared to ($487,583) during the nine-month period ended September 30, 2003 (an increase of $2,983,118). During the nine-month period ended September 30, 2004, the Company recorded drilling/producing recovery revenue of approximately $32,310 resulting from amounts the Company charges for management services and interest revenue in the amount of $4,162 compared to $-0- revenue recorded during the nine-month period ended September 30, 2003.

During the nine-month period ended September 30, 2004, the Company incurred operating expenses of approximately $3,507,173 compared to operating expenses of $487,583 incurred during the nine-month period ended September 30, 2003. These operating expenses consisted of: (i) $359,318 (2003: $290,396) in general and administrative expenses; (ii) $517,500 (2003: $102,000) in management fees to related party; (iii) $1,976,550 (2003: $-0-) in management fees - stock based compensation relating to the fair valuation of Stock Options granted; (iv) $375,854 (2003: $73,203) in professional fees; (v) $52,423 (2003: $21,369) in interest expense; (vi) $1,227 (2003: $615) in depreciation; and (vii) $224,301 (2003: $-0-) in loss on settlement of debt.

The increase in operating expenses during the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003 was primarily due to the incurrence of management fees - stock based compensation relating to the fair valuation of Stock Options granted and the incurrence of loss on settlement of debt, and the increase in management fees to related party and professional fees. The increase in management fees to related party was primarily the result of the increase in provision of services to the Company by its executive officers and consultants under the respective contractual relations relating to the increased scale and scope of overall corporate activity pertaining to the ongoing exploration, reorganization, and development of oil and natural gas properties. The increase in management fees - stock based compensation was primarily the result of the increase in Stock Options granted to the officers/directors and consultants. The increase in professional fees was primarily the result of the higher legal costs relating to settlement of debt and potential financing opportunities. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds - Stock Option Plan."

Mr. Spindler, the Chief Executive Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. During the nine-month period ended September 30, 2004, approximately $135,000 was incurred by the Company to Mr. Spindler for management and consulting services rendered, and an additional $245,000 was incurred by the Company to Mr. Spindler as bonus management fees. At September 30, 2004, Mr. Spindler owes $42,981 for monies advanced towards unbilled expenses incurred on behalf of the Company. During the nine-month period ended September 30, 2004, Mr. Spindler exercised 200,000 Stock Options at $0.20 per share, 750,000 Stock Options at $0.25 per share, and 240,000 Stock Options at

$0.50 per share, for aggregate proceeds of $347,500, which amount was utilized to off-set the aggregate amount due and owing to Mr. Spindler. See " - Plan of Operation - Material Commitments" and "Part II. Item 2. Changes in Securities and Use of Proceeds."

Mr. Kerrigan, the Executive Vice President/Chief Financial Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. During the nine-month period ended September 30, 2004, approximately $63,000 was incurred by the Company to Mr. Kerrigan for management and consulting services rendered, and an additional $50,000 was incurred by the Company to Mr. Kerrigan as bonus management fees. Furthermore, At September 30, 2004, Mr. Kerrigan owes $1,874 for monies advanced towards unbilled expenses incurred on behalf of the Company. During the nine-month period ended September 30, 2004, Mr. Kerrigan exercised 390,000 Stock Options at $0.50 per share and 215,000 Stock Options at $0.25 per share, for aggregate proceeds of $248,750, which amount was utilized to off-set the aggregate amount due and owing to Mr. Kerrigan. See " - Plan of Operation - Material Commitments" and "Part II. Item 2. Changes in Securities and Use of Proceeds."

Mr. Russell, a director of the Company, derives remuneration from the Company as compensation for management services rendered. During the nine-month period ended September 30, 2004, approximately $22,500 was incurred by the Company to Mr. Russell for management services rendered, and an additional $10,000 was incurred by the Company to Mr. Russell as bonus management fees. At September 30, 2004, Mr. Russell was owed an aggregate of $30,000 for accrued management fees. During the nine-month period ended September 30, 2004, Mr. Russell exercised 40,000 Stock Options at $0.25 per share for aggregate proceeds of $10,000, which amount was utilized to off-set the aggregate amount due and owing to Mr. Russell. Therefore, at September 30, 2004, Mr. Russell was owed $30,000.

Mr. Henry, the President of the Company, derives remuneration from the Company as compensation for management services rendered. During the nine-month period ended September 30, 2004, approximately $135,000 was incurred by the Company to Mr. Henry for management services rendered, and an additional $45,000 was incurred by the Company to Mr. Henry as bonus management fees. During the nine-month period ended September 30, 2004, Mr. Henry exercised 100,000 Stock Options at $0.20 per share and 140,000 Stock Options at $0.25 per share, for aggregate proceeds of $55,000, which amount was utilized to off-set the aggregate amount due and owing to Mr. Russell. Therefore, at September 30, 2004, Mr. Henry was owed $24,536.

The Company's net loss during the nine-month period ended September 30, 2004 was ($3,471,090) or ($0.13) per share compared to a net loss of ($487,583) or ($0.05) per share for the nine-month period ended September 30, 2003. The weighted average number of shares outstanding was 14,921,867 at September 30, 2004 compared to 9,511,926 at September 30, 2004.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

The Company's net losses during the three-month period ended September 30, 2004 were approximately ($1,367,558) compared to ($622,525) during the three-month period ended September 30, 2003 (an increase of $745,033). During the three-month period ended September 30, 2004, the Company recorded $32,310 in drilling/producing recovery revenue and $564 in revenue as interest income compared to $-0- recorded as revenue during the three-month period ended September 30, 2003.

During the three-month period ended September 30, 2004, the Company incurred operating expenses of approximately $1,400,821 compared to operating expenses of $622,525 incurred during the three-month period ended September 30, 2003. These operating expenses consisted of: (i) $216,831 (2003: $31,566) in general and administrative expenses; (ii) $25,000 (2003: $35,645) in management fees to related party; (iii) $81,220 (2003: $148,443) in professional fees; (iv) $852,050 (2003: $362,230) in management fees - stock-based compensation relating to the fair valuation of Stock Options granted; (v) $465 (2003: $29,172) in interest expense; (vi) $224,301 (2003: $15.147) in loss on settlement of debt; and (vii) $565 (2003: $322) in depreciation.

The increase in operating expenses during the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003 was primarily due to the increase in general and administrative expenses and in management fees - stock based compensation relating to the fair valuation of Stock Options granted and the incurrence of a loss on settlement of debt. The increase in management fees - stock based compensation was primarily the result of the increase in Stock Options granted to the officers/directors and consultants. The increase in general and administrative expenses was primarily the result of an increase in corporate overhead resulting from increased scale of business operations.

The Company's net loss during the three-month period ended September 30, 2004 was ($1,367,947) or ($0.05) per share compared to ($622,525) or ($0.04) per share for the three-month period ended September 30, 2003. The weighted average number of shares outstanding was 16,724,817 at September 30, 2004 compared to 10,378,291 shares outstanding at September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES
________________________________________________________________________________

The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

AS OF SEPTEMBER 30, 2004

As of the nine-month period ended September 30, 2004, the Company's current assets were $1,594,476 and its current liabilities were $920,248, resulting in working capital of $674,228. As of the nine-month period ended September 30, 2004, current assets were comprised of: (i) $1,248,545 in cash; (ii) $261,662 in notes receivable; (iii) $45,996 in other receivables; and (iv) $38,273 in prepaids. As of the nine-month period ended September 30, 2004, current liabilities were comprised of: (i) $466,737 in accounts payable and accrued liabilities; (ii) $73,307 due to related parties; (iii) $4,554 in current portion of debentures payable; and (iv) $375,650 in advances payable. See " - Material Commitments."

As of the nine-month period ended September 30, 2004, the Company's total assets were $2,864,389 comprised of: (i) $1,594,476 in current assets; (ii) $1,241,247 in carrying value of oil and gas properties; and (iii) $28,666 in furniture and equipment (net of depreciation). As of December 31, 2003, the Company's total assets were $756,112 comprised of: (i) $8,377 in current assets; (ii) $741,923 in oil and gas properties; and (iii) $5,812 in furniture and equipment. The increase in total assets during the nine-month period ended September 30, 2004 from fiscal year ended December 31, 2003 was primarily due to the increase cash in hand resulting from the exercise of approximately 2,080,000 Stock Options for aggregate proceeds of $541,000 and the proceeds of $1,721,000 received from the private placement offering, and an increase in notes receivable related to promissory notes bearing up to 8% simple interest at terms of one year or less for indebtedness incurred by certain unrelated third parties to exercise Stock Options.

As of the nine-month period ended September 30, 2004, the Company's total liabilities were $920,248 consisting of current liabilities. As of December 31, 2003, the Company's total liabilities were $1,662,822 comprised of: (i) $1,042,469 in current liabilities, and: (ii) $620,354 in long-term debentures payable. The decrease in total liabilities during the nine-month period ended September 30, 2004 compared to fiscal year ended December 31, 2003 was due primarily to a decrease in long-term liabilities of debentures payable from $620,354 to $-0-.

Stockholders' equity increased from ($906,710) for December 31, 2003 to $1,944,141 for the nine-month period ended September 30, 2004.

For the nine-month period ended September 30, 2004, net cash used in operating activities was ($458,810) compared to net cash used in operating activities of ($465,709) for the nine-month period ended September 30, 2003. Net cash used in operating activities during the nine-month period ended September 30, 2004 was primarily comprised of: (i) net loss of ($3,470,701) (2003: ($487,583)); (ii)
stock based compensation of $1,976,550 (2003: $-0-); (iii) advances payable of $375,650 (2003: $-0-); (iv) loss on settlement of debt of $224,301 (2003: $-0-)
and (v) non-cash management fees of $434,850 (2003: ($-0-))

The Company' cash flow used in investing activities for the nine-month period ended September 30, 2004 was ($523,405) compared to net cash used in investing activities of ($110,279) for the nine-month period ended September 30, 2003. The net cash used in investing activities during the nine-month period ended September 30, 2004 was primarily comprised of: (i) acquisition of oil and gas properties in the amount of $499,324 (2003: $206,061); and (ii) purchase of furniture and equipment of $24,081 (2003: $5,086). The increase in net cash used in investing activities during the nine-month period ended September 30, 2004 as primarily the result of cash and advances acquired in the approximate amount of $110,279 during the nine-month period ended September 30, 2003.

Cash flows from financing activities for the nine-month period ended September 30, 2004 was $2,222,383 compared to cash flow from financing activities of $854,654 for the nine-month period ended September 30, 2003. The net cash flow from financing activities during the nine-month period ended September 30, 2004 was primarily comprised of: (i) 2,367,000 (2003: $535,000) in proceeds on sale on Common Stock; and (ii) 29,944 (2003: $-0-) in advances from related parties. The increase in net cash from financing activities during the nine-month period ended September 30, 2004 was primarily the result of proceeds from the sale of common stock.

PLAN OF OPERATION

As of the date of this Quarterly Report, the Company has generated little revenue from operations. During the prior fiscal years, the Company focused primarily on the exploration of potential oil and gas projects and generated no revenues. During those prior fiscal years, the Company relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management of the Company anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions.

As of the date of this Quarterly Report, the Company completed a private placement offering whereby the Company issued 7,284,000 units (the "Units") for gross proceeds of $1,821,000. Each Unit consists of one share of Common Stock, one-half of one share purchase warrant (the "Warrant") and one piggyback warrant (the "Piggyback Warrant"). Each whole Warrant entitles the holder thereof to purchase one additional share of Common Stock of the Company until January 31, 2005 at a purchase price of $0.50 per whole Warrant and each Piggyback Warrant entitles the holder thereof to purchase one additional shares of common stock until January 31, 2006 at a purchase price of $1.00 per Piggyback Warrant, only if the Warrants are first exercised in full. See "Part II. Other Information.
Item 2. Change in Securities and Use of Proceeds."

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

As of the date of this Quarterly Report, management of the Company believes that an estimated $2,000,000 to $5,000,000 is required over the next two years for payment of expenses associated with the ongoing oil and gas exploration, development and production operations of the Company. Management believes that the Company can satisfy its cash requirements for approximately the next twelve months based on proceeds received from its private placement offering and its ability to successfully generate revenues from oil and gas production and to obtain advances or equity private placements from certain investors and other parties, as necessary.

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

MATERIAL COMMITMENTS
________________________________________________________________________________

In connection with the oil and gas exploration, development and production expenses and other overhead costs incurred, the Company and/or its subsidiary incurred liability or borrowed funds pursuant to various contractual arrangements representing the following material commitments.

AMOUNTS DUE TO/FROM RELATED PARTIES

Mr. Spindler, the Chief Executive Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. At September 30, 2004, Mr. Spindler owes $42,981 for monies advanced towards unbilled expenses incurred on behalf of the Company.

Mr. Kerrigan, the Executive Vice President/Chief Financial Officer and a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. At September 30, 2004, Mr. Kerrigan owes $1,874 for monies advanced towards unbilled expenses incurred on behalf of the Company.

Mr. Russell, a director of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. At September 30, 2004, Mr. Russell was owed an aggregate of $30,000 for management/consulting fees.

Mr. Henry, the President of the Company, derives remuneration from the Company as compensation for management and consulting services rendered. On November 18, 2003, the Company and Neville Henry entered into a management consulting services agreement effective as at January 1, 2004 (the "Henry Consulting Agreement"). Pursuant to the terms and provisions of the Henry Consulting Agreement, Mr. Henry shall provide operational, managerial and consulting services to the Company consistent with his position as President of the Company. Pursuant to further terms and provisions of the Henry Consulting Agreement, the Company shall: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), starting at the effective date, and provided that only $10,000.00 of the Fee shall actually be paid monthly by the Company to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as the Company is in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimburse certain expenses. During the nine-month period ended September 30, 2004, management fees of $135,000 were incurred by the Company to Mr. Henry and an additional $45,000 in bonus management fees were incurred by the Company to Mr. Henry. During the nine-month period ended September 30, 2004, $100,464 in fees were paid by the Company to Mr. Henry pursuant to the terms and provisions of the Henry Consulting Agreement. During the nine-month period ended September 30, 2004, Mr. Henry exercised 240,000 Stock Options pursuant to assignment of debt in the aggregate amount of $55,000, which such amounts was utilized to off-set the aggregate debt due and owing to Mr. Henry. At September 30, 2004, Mr. Henry was owed an aggregate of $24,536 for accrued management fees.

OPERATOR AGREEMENT

On November 15, 2002, the Company and Petrogen International Ltd. ("PIL") entered into a drilling and operating agreement (the "Operator Agreement"). Pursuant to the terms and provisions of the Operator Agreement: (i) PIL is responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"); (ii) the Company is required to reimburse PIL for all costs incurred by PIL plus an administration fee equal to 10% of the costs incurred by PIL; (iii) PIL retains a 10% carried interest in the Interests; and (iv) the Operator Agreement will remain in effect so long as any of the Interests continue to be in operation. As of September 30, 2004, the Company had incurred $-0- to PIL and $63,626 is owing to PIL for services provided on the Baxterville Field, Enos Creek Field and S.J. Hooper #1.

On January 5, 2004, the Company and PIL terminated the Operator Agreement under amenable terms, which consisted of a "no consideration" transaction to effect the same.

SUBORDINATED DEBENTURES
________________________________________________________________________________

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

During the six-month period ended June 30, 2004, the Company accrued $61,127 in interest in connection with the Subordinated Debenture, and had paid an aggregate of $80,000. Therefore, as at June 30, 2004, an aggregate amount of $714,800 remained due and owing on the Subordinated Debenture.

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

DEBENTURES
________________________________________________________________________________

In connection with the acquisition of the Emily Hawes Field, the Company issued a debenture in the amount of $75,000 (the "Debenture"). The terms and provisions of the Debenture provide: (i) interest at the rate of 15% per annum; (ii) a floating charge security interest on all assets of the Company; and (iii) a due date of May 20, 2003, which was extended to June 30, 2004. As of the date of this Quarterly Report, the Company has repaid approximately $75,000 of principal, including the exercise by the holder thereof of 25,000 Stock Options at $0.25 per share for aggregate proceeds of $6,250, which amount was utilized to off-set the aggregate amount due and owing on the Debenture. Interest of $13,305 had accrued in connection with the Debenture. Therefore, at September 30, 2004, an aggregate of $4,554 remains due and owing.

OFF-BALANCE SHEET ARRANGEMENTS
________________________________________________________________________________

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of the Company's management, including Mr. Sacha Spindler, the Company's Chief Executive Officer, and Mr. William Kerrigan, the Company's Chief Financial Officer /Executive Vice president and Director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as at September 30, 2004. Based on that evaluation, Messrs. Spindler and Kerrigan concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the nine-month period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in Civil Actions No. V-04-94; Petroguard Company, Inc. v. Petrogen, Inc. and Leo William Kerrigan; In the United States District Court, Southern District of Texas, Victoria Division.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING

As of the date of this Quarterly Report, the Company completed a private placement offering whereby the Company issued 7,284,000 units (the "Units") for gross proceeds of $1,821,000. Each Unit consists of one share of Common Stock, one-half of one share purchase warrant (the "Warrant") and one piggyback warrant (the "Piggyback Warrant"). Each whole Warrant entitles the holder thereof to purchase one additional share of Common Stock of the Company until January 31, 2005 at a purchase price of $0.50 per whole Warrant and each Piggyback Warrant entitles the holder thereof to purchase one additional shares of common stock until January 31, 2006 at a purchase price of $1.00 per Piggyback Warrant, only if the Warrants are first exercised in full.

The Units were offered and sold to accredited and/or sophisticated investors in reliance on Regulation S and Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended (the "1933 Securities Act"). The Units sold in the Offering have not been registered under the 1933 Securities Act or state securities laws and may not be offered or sold absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

SUBORDINATED DEBENTURES
________________________________________________________________________________

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

(ii) had a term of two years from the date of issuance; (iii) was subordinate to bank or lending institutional debt financing; (iv) was convertible into shares of restricted Common Stock of the Company at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) required monthly payments of $10,000 beginning December 2003. During the six-month period ended June 30, 2004, the Company accrued $61,127 in interest in connection with the Subordinated Debenture, and had paid an aggregate of $80,000. Therefore, as at June 30, 2004, an aggregate amount of $714,800 remained due and owing on the Subordinated Debenture.

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

STOCK OPTIONS GRANTED AND EXERCISED

As at September 30, 2004, an aggregate 13,000,000 Stock Options have been granted under the 2003 Stock Option Plan, an aggregate of 6,464,600 Stock
Options have been exercised for net proceeds of $2,882,200, an aggregate of 1,124,000 Stock Options have been cancelled, and an aggregate 5,101,000 Stock Options remain outstanding. The remaining 2,000,000 Stock Options outstanding have been cancelled.

During the nine-month period ended September 30, 2004, an aggregate of 5,000,000 Stock Options were granted as follows: (i) 1,750,000 Stock Options exercisable at $0.20 per share expiring on March 4, 2007; (ii) 765,000 Stock Options exercisable at $0.25 per share expiring on March 4, 2014; (iii) 2,110,000 Stock Options exercisable at $0.50 per share consisting of 1,650,000 Stock Options expiring on March 4, 2007 and 460,000 Stock Options expiring on March 4, 2014; and (iv) 375,000 Stock Options exercisable at $0.75 per share expiring on March 4, 2007.

During the nine-month period ended September 30, 2004, an aggregate of 5,219,600 Stock Options have been exercised as follows: (i) 1,025,000 Stock Options were exercised at $0.50 per share for aggregate proceeds of $512,500; (ii) 1,010,000 Stock Options were exercised at $0.25 per share for aggregate proceeds of $252,500; (iii) 1,600,000 Stock Options were exercised at $0.20 per share for aggregate proceeds of $320,000, which amount was utilized to reduce the debt due and owing by the Company to Messrs. Spindler and Henry, and other consultants pursuant to management/consultant services provided; and (iv) 1,584,600 Stock Options were exercised at $0.75 per share for aggregate proceeds of $1,188,450.

During the nine-month period ended September 30, 2004, 1,330,000 Stock Options were exercised by non-affiliated consultants of the Company for aggregate proceeds of $332,500, which amounts were paid to the Company in the form of an unsecured and/or secured promissory notes bearing up to 8% simple interest at terms of one year or less. As of the date of this report, $32,500 of the unsecured and/or secured promissory notes remain due.


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

Subsequent to September 30, 2004, the Company granted 200,000 Stock Options exercisable at $0.50 per share expiring October 15, 2014.

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

As of the date of this Quarterly Report, there are 27,161,581 shares of Common Stock issued and outstanding.


                     Name and Address             Amount and Nature    Percent
Title of Class      of Beneficial Owner             of Ownership       of Class
________________________________________________________________________________

                                     (1)
Common Stock        Sacha H. Spindler                 5,044,716          18.57%
                    2000 South Dairy Ashford
                    Suite 310
                    Houston, Texas 77077

                                     (2)
Common Stock        L. William Kerrigan               3,792,629          13.96%
                    130 Caldwell Road
                    Ashland City, Tennessee
                    37015

                                   (3)
Common Stock        Neville M. Henry                  1,561,500           5.75%
                    00 Southwest Freeway
                    Suite 3300
                    Houston, Texas 77027

                                     (4)
Common Stock        Timothy G. Russell                  390,233           1.44%
                    3200 Southwest Freeway
                    Suite 3300
                    Houston, Texas 77027



Common Stock        All officers and directors       10,789,078          39.72%
                    as a group (4 persons)
________________________________________________________________________________

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

(5)
These are restricted shares of Common Stock. The officers and directors of Petrogen International are Sacha H. Spindler at 200 South Dairy Ashford, Suite 310, Houston, Texas 77077 and L. William Kerrigan at 3130 Calwell Road, Ashland city, Tennessee 37015, who have sole discretion and authority regarding the disposition and voting rights of these shares of Common Stock.

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
(c)         32.1  Certification of Chief Executive Officer Under Section 1350
                  as Adopted  Pursuant to Section 906 of the Sarbanes-Oxley Act.
(d)         32.2  Certification of Chief Financial Officer Under Section 1350
                  as Adopted  Pursuant to Section 906 of the Sarbanes-Oxley Act.

         Reports:

(a) Report on Form 8-K. Item 3.02 Unregistered Sales of Equity Securities filed on October 4, 2004.
(b)                Report on Form 8-K Item.  5. Other Events filed on August 18,
                   2004.
(c)                Report on Form 8-K Item 9. Regulation FD Disclosure  filed on
                   May 6, 2004.
(d)                Report on Form 8-K Item 9. Regulation FD Disclosure  filed on
                   March 24, 2004.
(e) Report on Form 8-K Item 9. Regulation FD Disclosure filed on February 24, 2004.
(f)                Report on Form 8-K Item 9. Regulation FD Disclosure  filed on
                   February 5, 2004.
(g)                Report on Form 8-K Item 8.  Change in  Fiscal  Year  filed on
                   January 21, 2004.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           PETROGEN CORP.



Dated: November 15, 2004                   By:  /s/  SACHA S. SPINDLER
                                                ____________________________
                                                     Sacha S. Spindler
                                                     Chief Executive Officer


Dated: November 15, 2004                   By: /s/  L. WILLIAM KERRIGAN
                                               _____________________________
                                                    L. William Kerrigan,
                                                    Executive Vice President