Form 10KSB
period 2004-12-31
PETROGEN CORP
filed 2005-04-15
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         Commission file number 0-25579

                                 PETROGEN CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                            NEVADA                  97-0571853
               ------------------------------   -----------------
              (State or other jurisdiction of    (I.R.S. Employer
               incorporation of organization)    Identification No.)



                       3220 Southwest Freeway, Suite 3300
                              Houston, Texas 77027
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (713) 402-6115
                            -------------------------
                           (Issuer's telephone number)


                                       N/A
               ---------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

          Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
                               ------------------
                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                        --------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X    No
            -----    -----
Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the issuer's revenues for its more recent fiscal year (ending December 31, 2004): $107,312.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2005: $4,148,013.65.

   Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    Applicable Only to Corporate Registrants

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                            Outstanding as of April 12, 2005
------                          ----------------------------------

Common Stock                        28,501,581
$0.001 par value

                       Documents Incorporated by Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (i) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes.

None

Transitional Small Business Disclosure Format (Check one): Yes [   ]  No [ X ]



TABLE OF CONTENTS

      TABLE OF CONTENTS.............................................................................................
   PART  1..........................................................................................................
      ITEM 1. DESCRIPTION OF BUSINESS...............................................................................
            BUSINESS DEVELOPMENT....................................................................................
            CURRENT BUSINESS OPERATIONS.............................................................................
            OIL AND GAS PROPERTIES..................................................................................
            EMPLOYEES...............................................................................................
            RISK FACTORS............................................................................................
      ITEM 2. DESCRIPTION OF PROPERTIES.............................................................................
      ITEM 3. LEGAL PROCEEDINGS.....................................................................................
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.................................................

   PART II..........................................................................................................
      ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.............................................
            MARKET INFORMATION
            HOLDERS.................................................................................................
            DIVIDENDS...............................................................................................
            SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS......................................
            STOCK OPTION PLAN.......................................................................................
            COMMON STOCK PURCHASE WARRANTS..........................................................................
            RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL OF THE COMPANY...........................
      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............................................
            RESULTS OF OPERATION
            LIQUIDITY AND CAPITAL RESOURCES.........................................................................
            PLAN OF OPERATION.......................................................................................
            MATERIAL COMMITMENTS....................................................................................
            AMOUNTS DUE TO RELATED PARTIES..........................................................................
            OFF-BALANCE SHEET ARRANGEMENTS..........................................................................
      ITEM 7. FINANCIAL STATEMENTS..................................................................................
      INDEX TO FINANCIAL STATEMENTS.................................................................................
            AUDITORS' REPORT........................................................................................
            CONSOLIDATED BALANCE SHEETS.............................................................................
            CONSOLIDATED STATEMENTS OF OPERATIONS...................................................................
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  [DEFICIT]..............................................
            CONSOLIDATED STATEMENTS OF CASH FLOWS...................................................................
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS..........................................................
      ITEM 8A. CONTROLS AND PROCEDURES..............................................................................
      ITEM 8B. OTHER INFORMATION....................................................................................

   PART III.........................................................................................................
      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
      16(A) OF THE EXCHANGE ACT.....................................................................................
            IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS......................................................
            INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS................................................................
            AUDIT COMMITTEE.........................................................................................
            AUDIT COMMITTEE FINANCIAL EXPERT........................................................................
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.......................................................
      ITEM 10. EXECUTIVE COMPENSATION...............................................................................
            COMPENSATION OF OFFICERS AND DIRECTORS..................................................................
            SUMMARY COMPENSATION TABLE..............................................................................
            STOCK OPTIONS/SAR GRANTS TABLE..........................................................................
            AGGREGATED OPTIONS/SAR EXERCISES........................................................................


      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......
      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................
            INDEMNIFICATION OF DIRECTORS AND OFFICERS...............................................................
      ITEM 13. EXHIBITS.............................................................................................
      ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................................................
               AUDIT FEES...........................................................................................
               FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES.........................................
               ALL OTHER FEES.......................................................................................

   SIGNATURES.......................................................................................................

   EXHIBIT 10.2.....................................................................................................

   EXHIBIT 99.1.....................................................................................................

   EXHIBIT 99.2.....................................................................................................

   EXHIBIT 99.3.....................................................................................................


                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Petrogen Corp. is a corporation organized under the laws of the State of Nevada. We currently trade on the OTC Bulletin Board under the symbol "PTGC" and on the Frankfurt Stock Exchange in Germany under the symbol "PTD".

Petrogen Corp. was incorporated under the laws of the State of Nevada on December 3, 1997 under the name "Hadrosaurus Resources, Inc.". On January 20, 1998, we filed an amendment to its articles of incorporation changing our name to "Hadro Resources, Inc." On February 12, 2003, subsequent to the acquisition of Petrogen, Inc. ("Petrogen"), we filed an amendment to its articles of incorporation changing our name to "Petrogen Corp."

On October 11, 2002, effective February 12, 2003, Hadro Resources, Inc. (now known as Petrogen Corp.), Petrogen, Inc. ("Petrogen") and the shareholders of Petrogen (the "Petrogen Shareholders") entered into a share exchange agreement (the "Share Exchange Agreement"). Pursuant to the terms of the Share Exchange
Agreement: (i) we acquired from the Petrogen Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Petrogen; (ii) we issued 7,000,000 shares of our restricted Common Stock to the Petrogen Shareholders in proportion to their respective holdings in Petrogen; (iii) we granted 2,000,000 Stock Options at $0.50 per share to previous holders of stock options of Petrogen to replace stock options previously granted by Petrogen; and
(iv) granted an aggregate of 167,189 common stock purchase warrants to replace all common stock purchase warrants then outstanding in Petrogen pursuant to which the holder thereof had the right to convert such warrant into shares of our restricted Common Stock on a one-to-one basis. As of the date of this Annual Report, none of the warrants were exercised and expired on their terms.

This acquisition has been accounted for with Petrogen Corp. being treated as the accounting parent and Petrogen being treated as the accounting subsidiary. The consolidated financial statements include the accounts of Petrogen Corp. and its wholly-owned subsidiary, Petrogen. All significant intercompany transactions and account balances have been eliminated.

CURRENT BUSINESS OPERATIONS

General

We are an independent oil and gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, exploration and development of oil and natural gas properties throughout the United States, with operations based in Houston, Texas. We are, together with Petrogen, a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. Our core business strategy is to acquire interests in fields that have proven hydrocarbon reserve development opportunities as well as to acquire properties that have previously produced hydrocarbons from proved developed reserves that provide for immediate undeveloped upside potential.

Our principal geographic areas of focus lie in the Gulf of Mexico, Texas Permian Basin and Rocky Mountain regions, with core assets presently located in the Emily Hawes Field on the Texas Gulf Coast, Enos Creek Field in central Wyoming and Baxterville Field in southern Gulf Coast of Mississippi. We have also acquired the option to develop the Adams Ranch Field and the Harrell Ranch Field in the east Texas Permian Basin area. We have acquired interests and the rights to develop interests in five properties spanning over approximately 13,700 net acres with what management believes to be developmental opportunities that represent probable proven reserves in several reserve categories that can potentially be developed longer term with targeted exploration and development efforts. Management anticipates that our ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development and expansion of the Company's Texas properties, as well as ongoing developments of its Wyoming property through of the drilling of new wells into what management anticipates will thereafter be proven producing reserves. Currently, the Company is assessing divestiture opportunities related to its Mississippi property. We plan to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunities for us and our shareholders over the immediate, near and long term.

On November 15, 2002, we entered into a drilling and operating agreement (the "Operating Agreement") with Petrogen International Ltd. ("Petrogen International"), which was terminated November 24, 2003. The termination of the Operating Agreement included: (i) assignment by Petrogen International to us of all of Petrogen International's assets, consisting of certain oil and gas properties; (ii) termination of Petrogen International as the exclusive operator to all such oil and gas assets; (iii) termination of a ten percent (10%) carried interest in and to such oil and gas assets by Petrogen International, which included termination of the right to charge an administrative fee of ten percent (10%) of project costs for all development expenditures incurred. Petrogen International had retained its equity ownership of 1,695,000 shares of our restricted Common Stock. As of July 31, 2004, Petrogen International distributed the 1,695,000 shares of our restricted Common Stock to its shareholders on a pro-rata basis.

As of the date of this Annual Report, Petrogen has the right to operate these and additional properties or to utilize other operators at its discretion.

Oil and Gas Properties

As of the date of this Annual Report, we have not reported nor filed any reserve estimates with any Federal agencies, and have plans to commence production from certain properties. As of the date of this Annual Report, we do not maintain any developed acreage. We maintain approximately an aggregate of 17,691 gross undeveloped acreage and 13,700 net undeveloped acreage pursuant to leases and/or concessions as discussed below. The following is a description of our oil and gas operations.

         Emily Hawes Field Project

PRODUCTIVE WELLS AND ACREAGE. As of the date of this Annual Report we hold a 75% working interest and a 58.125% net revenue interest in approximately 1,571 gross (1,156.65 net) undeveloped acreage of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). Previously we held a 95% working interest and a 77.5% net revenue interest in the Emily Hawes Field. Subsequently, we entered into farm-in agreements with Nortex Corporation ("Nortex") and Darcy Energy LLC, formerly known as Bazmo Exploration LLC
("Bazmo"), respectively, pursuant to which we assinged a portion of our interests and retained a 37.5% working interest and a 29.1% net revenue interest. Then, on September 20, 2004, we entered into an agreement with Leila Clark Wynn Mineral Trust which resulted in a 29.06% net revenue interest of a 37.51% working interest for payment of $3,536. Lastly, on approximately April 13, 2005, we acquired an additional 37.5 working interest in the Emily Hawes Field Project, thus doubling our working interest, all as discussed below. In consideration for the original working interest and net revenue interest, we issued: (i) 365,000 shares of our restricted common stock; (ii) a floating charge debenture in the amount of $75,000; and (iii) certain notes payable totaling $47,145 to certain lessors. As at December 31, 2003, the notes aggregating $47,145 have been paid in full. The oil and gas leases relating to the Emily Hawes Field were to terminate by October 31, 2004 unless operations commenced upon the property prior thereto which, in such event, the leases will continue indefinitely. As of the date of this Annual Report, acquisition of the additional 37.5% working interest to provide us with an aggregate 75% working interest increases our net potential reserves to more than 9 billion cubic feet
(Bcf) of natural gas. We believe that our net revenue from the sale of upcoming gas production from the Emily Hawes Field Project will thus double.

As of October 4, 2004, we announced that a drilling rig commenced sidetrack drilling operations on the Emily Hawes #3-A Sidetrack (EH-3A) well on September 28, 2004. The EH-3A is the first of a potential four well drilling program on Hawes Field in an effort to stimulate the development of natural gas production from the area. We anticipated encountering, based on pre-drill expectations, as many as six recognized pay sands on the Emily Hawes Field between depths of 6,250 feet and 6,750 feet, with projected net pay of approximately 50 feet. Subsequently, we performed post-drill analysis and announced log results that the drilling had encountered up to eight potential pay sands after the EH-3A well had been drilled to a total measured depth of 6,725 feet. Log analysis reflected 75 feet of gross sand and greater than 60 feet of possible natural gas pay.

As of November 23, 2004, we announced completion of the analysis and development operations of the EH-3A and the successful four-point gas test on the lower Miocene sand. The Miocene sand tested at 978 mcf per day of natural gas on a 14/64" choke with flowing tubing pressure of 1395 psi. The final shut-in pressure was recorded at 1950 psi, and calculated absolute open flow was recorded at 1,998 mcf per day of natural gas. The test results were achieved against 400 lbs of backpressure. As of the date of this Annual Report, we anticipate that we can hook-up the EH-3A to the pipeline and commence producing and selling natural gas. We believe that this validates our strategy and developmental model of re-establishing gas production at the Emily Hawes Field and provides the platform to `prove-up' a portion of the estimated 12.3 billion cubic feet of gross possible reserves.

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

The Emily Hawes Field had previously been developed by the drilling of three gas wells. Although exhibiting excellent reservoir and production characteristics, a gravel pack completion was not employed and, therefore, sand production forced the premature abandonment of these wells. To realize we believe to be remaining existing reserves, we plan, subject to financing or joint venture operating agreements with industry peers, plan to drill offset wells, utilizing proper completion techniques to control sand production. We intend to utilize data derived from the new wells to subsequently drill step-out locations to efficiently and economically drain the reservoir. We believe that three to six wells will be needed to completely develop the Miocene reservoir. Future drilling will also include a well to test the oil and gas potential of multiple sands in the Frio. We anticipate that a test well in the Frio could potentially prove significant recoverable reserves. We believe that there is a potential resource of over 21.5 bcf of probable and possible natural gas reserves in the deeper Frio formation.

PRESENT ACTIVITIES. As of the date of this Annual Report, and as part of our commencement of operations at the Emily Hawes Field, we entered into two separate farm-out agreements with Nortex Corporation ("Nortex") and Bazmo Exploration, LLC ("Bazmo"), respectively, pursuant to which: (i) we will retain a 37.5% working interest and a 29.1% net revenue interest in all hydrocarbon developments to depths above 7,100 feet; (ii) we will be required to fund approximately 17% of developmental costs of the initial well; (iii) the parties have agreed to test and potentially develop the Frio Formation at depths of up to approximately 12,000 feet under the same percentage interests; and (iv)
Nortex and Bazmo have the right to opt out of those Frio Formation tests by assigning their currently held respective interests to us. Additionally, we entered into an operations and development agreement with a Houston based drilling services contractor to provide Petrogen as project operator all drilling and development requirements at Emily Hawes Field.

We anticipate that the EH-3A well will be the first of a potential four well drilling program to be undertaken in an effort to develop natural gas production from Emily Hawes Field. Control data from the property represents that Emily Hawes Field previously produced approximately 1.7 billion cubic feet of natural gas. Based upon multiple third party engineering, geophysical and petrophysical analysis that indicates the potential of as much as approximately 12.2 billion cubic feet of estimated natural gas reserves, we believe that re-establishing production from the well could lead to booking all or a portion of these estimated reserves as proved.

Plans to develop the Emily Hawes Field encompass re-entry into the Miocene formation through a previously existing wellbore ("Emily Hawes #3) and to then drill directionally to the expected pay zone to test a series of Miocene sandstone formations between 6,250 and 6,750 feet with an anticipated gross pay interval of approximately 50 feet that has proven to be natural gas productive at Emily Hawes Field. We believe that potential production revenues from the EH-3A may qualify for a 7.5% state severance tax relief for a period of ten years, which may greatly enhance the wellbores potential economic rate of return.

NORTEX. On May 26, 2004, we also entered into a participation agreement with Nortex (the "Nortex Agreement"). Pursuant to the terms and provisions of the Nortex Agreement: (i) we assigned to Nortex a 50% working interest and a net revenue interest equal to 37.5% of 77.5% of all of the oil and gas produced; and
(ii) Nortex paid to us approximately $66,112 as consideration for the assignment, which we utilized to offset future costs from drilling activities. Subsequently, we entered into a purchase and sale agreement with Nortex, Danny
L. Stephens Intersts and Robert W. Kent (the "Purchase and Sale Agreement"). Pursuant to the terms of the Purchase and Sale Agreement, we purchased a 37.51% working interest for a one time aggregate cash payment of $300,000, plus accrual of any and all associated costs commencing January 1, 2005.

DARCY. On June 4, 2004, we entered into a participation agreement with Darcy Energy, LLC ("Darcy"), formerly known as Bazmo Exploration, LLC. Bazmo (the "Bazmo Agreement"). Pursuant to the terms and provisions of the Bazmo Agreement:
(i) we assigned to Bazmo a 25% working interest and a net revenue interest equal to 25% of 77.5% of all of the oil and gas produced; and (ii) Bazmo paid to us approximately $42,680 as consideration for the assignment, which we utilized to offset future costs from drilling activities.

         Baxterville Field

PRODUCTIVE WELLS AND ACREAGE. Pursuant to a farm-in agreement between Petrogen and US Gas Systems Corp. (the "Baxterville Agreement"), we hold a 75% working interest and a 26.25% net revenue interest on any and all oil development and a 50% working interest and a 37.5% net revenue interest on all gas production in approximately 680 gross (513 net) undeveloped acreage of oil and gas leases located in LaMar County and Marion County, Mississippi (the "Baxterville Field"). Pursuant to the terms and provisions of the Baxterville Agreement,

Petrogen agreed to recomplete four existing well-bores and further develop additional infill drilling opportunities and proven undeveloped oil and gas reserves located on the Baxterville Field. The oil and gas leases relating to the Baxterville Field may terminate in the event that certain performance criteria are not adhered to or complied with. However, we made arrangements with US Gas Systems Corp. to extend the terms of the existing agreement by at least an additional eighteen month period. Such oil and gas leases are "farm-in" style agreements, which provide for certain performance criteria that are currently being met.

The Baxterville Field is located within the Interior Salt Basin of Mississippi. Within this basin, deformation of deeply buried salt has created numerous faulted anticlines. When overlain by porous and permeable sands, these structures create excellent traps for oil and natural gas. The Baxterville Field consists of a faulted anticline overlying a deep-seated salt structure. This well-defined geologic structure has a proven aerial extent in excess of 13,000 acres. More than 300 wells in this area have produced approximately 262 MMBO and 450 BCFG. We believe that the tracts it controls within the legal limits of Baxterville Field are excellent examples of this type of oil and gas productive structure.

         S. J. Hooper #1.

On October 25, 2002, we also entered into a letter of intent with Crown Royalties of Louisianna, Inc., pursuant to which we acquired a 100% working interest and a 77% net revenue interest in the S.J. Hooper #1 well-bore, which lies adjacent to the Baxterville Field (the "Hooper Lease"). We believe that the Hooper Lease is a valuable addition to our ongoing Baxterville Field development strategy. The Hooper Lease well-bore falls below our criteria for acquisition, however, geophysical log analysis of the well-bore indicates that there is a high probability of significant productive gas zones. Coupled with Baxterville Field, the Hooper Lease meets Mississippi's minimum acreage spacing requirements for a gas wellbore completion and is, therefore, a key component in our development of potential gas reserves in its Baxterville Field interests. We anticipate that potentially recoverable oil reserves can be exploited through the recompletion and secondary work-over operations and will, thereafter, attempt to perforate the potential gas bearing zones to attempt a natural gas completion. We are also considering the potential to "twin" the well bore (hydrocarbons produced from two zones at the same time) once clarification pursuant to spacing requirements is received from the Mississippi State Oil and Gas Board and adequate funding is available.

PRESENT ACTIVITIES. As of the date of this Annual Report, there are four existing shut-in well-bores located on the Baxterville Field. We developed operations at Baxterville Field throughout the summer months of 2003. To date, we have recompleted one wellbore (the "Moody #6"). We anticipated commencement of production from the Moody #6 wellbore immediately after hooking up all relevant surface equipment, however, bad reservoir performance and geologic structure issues resulted in the majority of production from the wellbore being salt water. We have subsequently analyzed the reservoir and potential alternative recovery methods with the aid of a third party production engineer and petrophysicist and expects that alternate recovery methods may potentially result in successful hydrocarbon production. We currently have no plans for implementing secondary recovery initiatives at Baxterville Field, but have identified methods of recovery in areas of the field. Control data from Baxterville Field indicate that these four well bores have produced a total of 489,000 BO and 11 BCFG. We believe that combined, the four well-bores may represent a total of eight re-completion opportunities which could result in proven reserves in several reserve categories being achieved through secondary recovery methods.

Initial recompletion operations on the Hooper Lease were commenced on January 12, 2003 and successfully completed on January 17, 2003. A separator tank required repairs thereafter. After tank repairs were completed, the well-bore produced about 17 barrels of oil per day for approximately two weeks. Secondary recompletion operations were initiated resulting in a hole in the tubing causing the well above to fail. We attempted to establish production, however, formation waters were too significant to overcome and operations were shut down to reduce any further costs. We anticipate that an additional work-over could be undertaken on the S.J. Hooper # 1 wellbore to potentially re-establish and increase the initial well-bore productivity described above, after which time sufficient production data could be gathered for interpretation by us providing insight as to which specific work-over treatments will result in the most potential increase in daily production from the well-bore.

Currently, we are assessing opportunities related to the potential divestiture of our interests in Baxterville Field.


         Enos Creek Field/Brown Government Lease

PRODUCTIVE WELLS AND ACREAGE. We hold a 100% working interest and a 77.5% net revenue interest in all existing and future wells located on approximately 440 gross (330 net) undeveloped acreage in the Enos Creek field in Hot Springs County, Wyoming (known as the "Brown Government Lease"). Pursuant to the terms and provisions of the Brown Government Lease: (i) we will pay to Coronado Oil Company 50% of its production income net of royalties to a maximum of $75,000; and (ii) Coronado Oil Company has the right to back-in to a 50% working interest at the time when we complete our development operations and recoup all of our expenses related to those developments, and upon Coronado Oil Company exercising that back-in right, they will forfeit their existing 5% overriding royalty interest which will effectively thereafter increase the Company's net revenue interest from 77.5% to 82.5%. The oil and gas leases relating to the Brown Government Lease will continue in existence subject to the Company performing the required operations to attempt to bring the property back into the status of production as set forth under the guidelines of the Wyoming Bureau of Land Management.

We are also currently under the terms of an agreement with the vendor of the Brown Government Lease, Coronado Oil Company, that delineates an additional 440 acres within an area of mutual interest (the "AMI"). The AMI also comprises part of the Brown Government Lease, in which we shall hold, upon completion of acquisition, a 100% working interest of an 80% net revenue interest. Coronado Oil Company has the right to back-in to a 25% working interest at the time when we complete our development operations and recoup all of our expenses related to those developments upon the AMI, and upon Coronado Oil Company exercising that back-in right, they will forfeit their existing 5% overriding royalty interest which will effectively thereafter increase the Company's net revenue interest from 77.5% to 82.5% in all existing and future new wells located within the AMI of the Brown Government Lease.

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

The Brown Government Lease consists of twelve wells previously drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes. We reformulated an operations agenda with the Wyoming Bureau of Land Management, which was initiated during the month of September 2003. However, as of the date of this Annual Report, plans are underway to commence operations with the Bureau's assistance for second quarter 2005.

PRESENT ACTIVITIES. On May 8th, 2003, we entered into a preliminary gas sales contract (the "Gas Sales Contract") with Sierra Gas Corporation ("SGC"). Pursuant to the terms and provisions of the Gas Sales Contract: (i) SGC shall, upon Petrogen's successful production of natural gas hydrocarbons, gather gas from the Enos Creek property as productive capacity is brought on stream and made available for purchase; and (ii) we will be paid 90% of Colorado Interstate Gas at First of Month Index Price. As of the date of this Annual Report, no gas sales have been made due to the relationship with the Enos Creek operations vis a vis the Brown Government Lease. Management of the Company anticipates that subject to successful well recompletions being conducted, its first gas sales in this regard may commence by approximately third quarter 2004.

In anticipation of completing the Gas Sales Contract with Sierra and as part of the commitments made between Petrogen, Coronado Oil Company and the Wyoming Bureau of Land Management, we initiated the first phase of redevelopment operations upon the Brown Government Lease, which focused exclusively upon what we believe to be remaining recoverable reserves within multiple potentially gas charged Frontier sands. A workover rig was mobilized on May 1, 2003, and operations to place the #1 Brown Government wellbore back into the condition of production commenced shortly thereafter. We perforated three additional Frontier sands, providing for over 52 feet of previously known productive pay within the wellbore, which we anticipated would potentially produce marketable quantities of natural gas. On August 18, 2004, we announced that we had commenced secondary development operations on the property by re-entering the Brown Government #1 wellbore. Test results of the recompletion operation on the wellbore provided for additional technical data that we had analyzed by third party analysts to ascertain the best possible completion technique that could be utilized at the Brown Government #1 wellbore, which could result in potentially reinstating gas and/or oil production from the wellbore.

In general, we anticipate that gas and/or oil production may be potentially re-established from the formerly productive Brown Government Lease by re-working and returning to production the three existing shut-in gas wells. These wells will be evaluated relative to completion zones, completion methods and production parameters. If current completed intervals are deemed depleted, management intends to then perforate, potentially perform additional fracture stimulation operations within the newly perforated zones as it deems necessary and economic, and thereafter attempt to complete new zones to the status of production.

We anticipate that the second development phase of Enos Creek Field will include the acquisition of additional leases within the AMI, subject to adequate funding availability, and the drilling of three additional wells within the existing leased area as well as within the AMI, targeting what we believe could be remaining recoverable reserves. We anticipate that the third phase will include evaluation of what we believe to be potential reserves by utilizing existing well-bores to test the productive potential of these zones with the drilling of additional infill locations if needed in order to effectively drain the field.

         Adams Ranch and Harrell Ranch Properties

PRODUCTIVE WELLS AND ACREAGE. We hold certain rights to develop the Adams and Harrell Ranches based upon an average 100% working interest and a 77.5% net revenue interest. The properties are located on approximately 15,000 acres of developed and undeveloped acreage on the Adams Ranch and Harrell Ranch prospect in Crockett County, Texas (the "Adams/Harrell Properties"), which consists of 6,480 net acres of shallow development rights and 13,700 net acres of deep development rights. The Adams/Harrell Properties are located directly adjacent to the each other in the east Texas Permian Basin upon what we believe to be potentially productive reserves, which could be produced from new gas wells we plan to drill in 2005 if adequate funding is acquired. We are currently formalizing the terms and provisions of formal contractual arrangements elated to the Adams /Harrell Properties, as well as negotiating with several third parties interested in the potential of entering into joint venture development agreements to commence operations upon the properties.

The Permian Basin is considered to be one of the most prolific oil and gas producing regions within the United States, and is flanked on all four sides by significant oil and gas production and infrastructure. Historically, the Canyon sand formation has provided approximately 0.3 BCF on average per wellbore, the Strawn formation has provided approximately 1.5 BCF on average per wellbore, and the Ellenberger formation has provided approximately 5.0 BCF on average per wellbore. We believe that the Adams Ranch Property represents a potential natural gas resource base associated with the Canyon, Strawn and Ellenberger formations.

Present Activities. We have negotiated specific terms to farm-in to and/or develop the Adams/Harrell Properties (the "Farm-In Agreement"),. Pursuant to the terms and provisions of the Farm-In Agreement, we have the right to conduct a series of earn-in development initiatives to fully develop the Adams/Harrell Properties through all depths to 12,000 feet.

As of the date of this Annual Report, we have not commenced development or re-stimulation initiatives on the Adams/Harrell Properties, but intend to commence such initiatives during calendar year 2005. We believe that the Adams/Harrell Properties represent the opportunity to develop numerous Canyon sand and commingled Strawn and Ellenberger formation new well drill site locations. In addition to providing substantial long-term growth potential, there are currently eleven wellbores in various stages of production that we have the right to attempt to re-stimulate to establish an initial base of production if economically viable.

         Matagorda Island Pipeline

On March 10, 2003, Petrogen International entered into a lease assignment agreement (the "Lease Agreement") with Timothy Roche ("Roche"), pursuant to which Petrogen International leased a natural gas transmission pipeline located on Matagorda Island in the Texas Gulf Coast. Subsequently, we entered into an assignment agreement with Petrogen International pursuant to which Petrogen International assigned to us all of its right, title and interest in the Lease Agreement.

Subsequently, on March 31, 2005, we entered into a purchase agreement (the "Purchase Agreement"), with Roche, pursuant to which we purchased the natural gas transmission pipeline located on Matagorda Island. In accordance with the Purchase Agreement: (i) we issued to Roche 175,000 shares of our restricted Common Stock at $0.50 per share for an aggregate value of $87,500; (ii) we further agreed to pay additional consideration to Roache a royalty of $0.16 per mcfg transmitted through the pipeline up to $50,000 and, thereafter, $0.12 per mcfg transmitted through the pipeline, both amounts which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 bcf. As a result of consummation of the Purchase Agreement, we control the only gas gathering right-of-way on Matagorda Island, as this is the only existing pipeline on Matagorda Island. This ownership results in our ability to transport our own production from the Emily Hawes Field as well as to transfer production from other operators on Matagorda Island. We believe that the Matagorda Island natural gas pipeline has the capacity to transport up to 20,000,000 gross cf of natural gas per day. Previously, we conducted integrity tests on the Matagorda Island Pipeline and repaired minor damages to the pipeline to ensure that transmission capacity would be in place prior to anticipated natural gas production from Emily Hawes Field. As of the date of this Annual Report, the pipeline is fully ready for production and transport of natural gas.

Previously Petrogen International and Timothy Roche ("Roche") had entered into a lease assignment agreement dated March 10, 2003 (the "Lease Agreement"). Pursuant to the terms and provisions of the Lease Agreement: (i) Petrogen International leased from Roche the natural gas transmission pipeline located on Matagorda Island; and (ii) Petrogen International advanced the sum of $3,000.00 to Roche as a partial payment towards an aggregate debt due and owing to Roche under the terms of a promissory note entered into between us and Roche on May 22, 2002. Upon consummation of the Lease Agreement, Petrogen International assigned all of its rights, title and interests in and to the Lease Agreement to us (the "Lease Assignment") for the consideration of certain operator fees and royalties of between $0.09 and $0.25 per MCF payable to Petrogen International by us as lease assignee upon the sales of any natural gas transmitted through the pipeline.

As of the date of this Annual Report, the Lease Agreement and Lease Assignment have been terminated and are no longer binding upon the parties.

Drilling Activity

The following table sets forth the results of our drilling activity as of December 31, 2004:


   -----------------------------------  ------------------------------------
   Gross Wells                          Net Wells
   -------------- ------------ -------  ------------ ------------- ---------

   Total          Producing    Dry      Total        Producing     Dry
   -------------- ------------ -------  ------------ ------------- ---------

   2              Shut-in               1.12         Shut-in
   -------------- ------------ -------  ------------ ------------- ---------


Production Information

During the prior three fiscal years, we had no oil and gas production.

Producing Wells and Acreage

         Gross and Net Productive Gas Wells, Developed Acreage and Overriding Royalty Interests

Productive wells and developed acres. The tables below set forth our leasehold interest in productive and shut-in wells, and in developed acres, at December 31, 2004:

              ------------------ ------------ ----------
              Prospect           Gross(1)     Net (2)
              ------------------ ------------ ----------

              Emily Hawes Field  3            1.12
              ------------------ ------------ ----------

              Enos Creek Field   3            2.25
              ------------------ ------------ ----------

              Adams         and  Nil          Nil
              Harrell Ranches
              ------------------ ------------ ----------

              Baxterville Field  5            4.32
              ------------------ ------------ ----------

(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(2) A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Developed Acreage Table (1)

              ------------------ ------------ ----------

              Prospect           Gross (2)    Net (3)
              ------------------ ------------ ----------

              ------------------ ------------ ----------

(1) Consists of acres spaced or assignable to productive wells.

(2) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(3) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

Leasehold Interests

The table below sets forth our leasehold interest in undeveloped acreage at December 31, 2004:

              ----------------------- --------------- ------------
              Prospect                Gross           Net
              ----------------------- --------------- ------------

              Emily Hawes Field       1,571.5         589.31
              ----------------------- --------------- ------------

              Enos Creek Field        440             330
              ----------------------- --------------- ------------

               Adams/Harrell Ranches  15,000          13,700
              ----------------------- --------------- ------------

              Baxterville Field       660             495
              ----------------------- --------------- ------------

Delivery Commitments

We have no delivery commitments. We contract with Northern Natural Gas (Gulf Coast) and Sierra Gas (Rocky Mountains) for pipeline to sell oil or gas produced.

COMPETITION

         We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staffs and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

GOVERNMENT REGULATION

General

         The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on us.

Oil and Gas Regulation

The governmental laws and regulations which could have a material impact on the oil and gas exploration and production industry are as follows:

         Drilling and Production

Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribes, in which we operate also regulate one or more of the following:
(i) the location of wells; (ii) the method of drilling and casing wells; (iii) the rates of production or "allowables"; (iv) the surface use and restoration of properties upon which wells are drilled and other third parties; (v) the plugging and abandoning of wells; and (vi) notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Natural Gas Sales Transportation

Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission ("FERC") has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. Under FERC's current regulatory regime, transmission services must be provided on an open-access, non-discriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive.

Mineral Act

The Mineral Leasing Act of 1920 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the Bureau of Land Management (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect.

Environmental Regulation

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

Waste Disposal

The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute "solid wastes", which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

Comprehensive Environmental Response, Compensation and Liability Act

The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances in the course operations, we may in the future generate wastes that fall within CERCLA's definition of Hazardous Substances. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

Clean Water Act

The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or it derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

We believe that we are in substantial compliance with current applicable environmental laws and regulations.

RESEARCH AND DEVELOPMENT ACTIVITIES

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

EMPLOYEES

As of the date of this Annual Report, we do not employ any persons on a full-time or on a part-time basis. Our Chief Executive Officer and Presidents are primarily responsible for all day-to-day operations of the Company. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek employees as necessary in our best interests. The following lists and describes certain services performed for the Company by consultants. See "Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions."

Management Consulting Services Agreement

On November 18, 2003, effective as of January 1, 2004, we proposed to enter into a management consulting services agreement with Neville Henry, our prior President of the Company, which contemplated the execution of a management consulting services agreement (the "Proposed Henry Consulting Agreement"). Pursuant to the terms and provisions of the Proposed Henry Consulting Agreement, Mr. Henry had agreed to provide to us operational, managerial and consulting services consistent with his position as President. Pursuant to further terms and provisions of the Proposed Henry Consulting Agreement, we were to: (i) pay to Mr. Henry a one-time signing fee of $35,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee"), starting at the effective date, provided that only $10,000.00 of the Fee shall actually be paid monthly by us to Mr. Henry, with the balance of each monthly fee being accrued without interest until such time as we were in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimbursement of certain expenses.

During fiscal year ended December 31, 2004, $171,997 fees were paid to Mr. Henry. Mr. Henry was terminated as our President effective as of February 1st, 2005. The Proposed Henry Consulting Agreement was never entered into by Mr. Henry nor us and therefore was not required to be terminated. Due to the fact that the Proposed Henry Consulting Agreement was never executed by Mr. Henry nor us, there are no fees accrued or owing to Mr. Henry.

Management Services Agreement

We entered into a management services agreement with Mr. Roche dated March 15, 2003 (the "Management Services Agreement"). Pursuant to the terms and provisions of the Management Services Agreement: (i) Mr. Roche shall provide his services to us as a qualified land man specializing in oil and gas property acquisition opportunities throughout the Texas Gulf Coast region; (ii) we granted to Mr. Roche 25,000 Stock Options to acquire shares of Common Stock at $0.50 per share during the first year; and (iii) we granted to Mr. Roche an additional 25,000 Stock Options to acquire shares of Common Stock at a price 20% below the average trading price during the subsequent years at a rate of 3,000 shares in the first month and 2,000 shares over the next following eleven months. The Management Service Agreement renews automatically on year by year basis if not specifically terminated in accordance with provisions outlined in the MSA. To date, the Management Service Agreement remains in effect.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

         Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. Our inception was November 15, 2001 and, as a result, we have a limited operating history.

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $4,205,748 for fiscal year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of $6,778,331 and a working capital of $48,798. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Our development of and participation in an increasingly larger number of oil and gas prospects has required and will continue to require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit, and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

         We have received a going concern opinion from our independent auditors.

We have received a going concern opinion from our independent auditor's report accompanying our December 31, 2004 and 2003 consolidated financial statements. The independent auditor's report accompanying our December 31, 2004 and 2003 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

         We will require additional funding in the future.

We will require additional funding in the future. Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve production levels will be greatly limited. Our current development plans require us to make capital expenditures for the exploration and development of our oil and natural gas properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of oil and natural gas. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

         Our acquisitions may not be successful.

Our acquisitions may not be successful. As part of our growth strategy, we intend to acquire additional oil and gas production properties. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at anticipated levels or failure to conduct drilling on prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

         Our exploratory and development drilling and production operations may not be successful.

Our exploratory and development drilling and production operations may not be successful. We intend to drill additional wells and continue production operations on our current wells. There can be no assurance that our future drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will not decline. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

Further, coal beds from which gas is produced may frequently contain water, which may hamper any production of gas in commercial quantities. The amount of gas that can be commercially produced depends upon the coal quality, the original gas content of the coal seam, the thickness of the seam, the reservoir pressure, the rate at which gas is released from the coal, and the existence of any natural fractures through which the gas can flow to the well bore. However, coal beds frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore. The average life of a coal bed well is only five to six years. Ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not production of gas can occur in commercial quantities.

There is no guarantee that the potential drilling locations that we have or acquire in the future will ever produce oil or natural gas, which could have a material adverse effect upon our results of operations.

         A decline in the price of our Common Stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations. A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

         We are a new entrant into the oil and gas industry.

We are a new entrant into the oil and gas industry without profitable operating history. Since November 15, 2001 (inception), our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited.

The Emily Hawes Field is the oil and gas property where most of our drilling capital resources have been employed. This prospect is still in the development stage, and estimates made at this time as to proved or probable oil and natural gas reserves cannot be guaranteed that sufficient reserves will be maintained or new reserves discovered for production. The absence of a sustained production history provides risk regarding independent reserve estimates. Property lease positions in other locations that have been acquired by us are unproven, having little to no production, which prevents us from assigning any proved or probable reserves to these other properties.

         No assurance of the accuracy of the estimates of oil and gas reserves.

There is no assurance of the accuracy of the estimates of oil and gas reserves. Reserve estimates are based upon various assumptions, including assumptions relating to oil and gas prices, drilling and operating expenses, production levels, capital expenditures, taxes and availability of funds. No one can measure underground accumulations of oil and natural gas in an exact way. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.

Further, the present value of future net cash flows from any proved reserves is not necessarily the same as the current market value of any estimated oil and natural gas reserves. Actual future net cash flows from oil and natural gas properties also will be affected by factors such as: (i) actual prices we receive for oil and natural gas; (ii) the amount and timing of actual production; (iii) supply of and demand for oil and natural gas; and (iv) changes in governmental regulations or taxation.

The timing of both production and incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, any discount factor used when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from those estimates and any significant variance could have a material adverse effect on our future results from operations.

         Unless we replace our oil and gas reserves, our reserves and production will decline.

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

         Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities.

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities. We describe some of our current prospects in this prospectus. Our prospects are in various stages of evaluation, ranging from prospects that are ready to drill to prospects that will require substantial additional seismic data processing and interpretation. However, the use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. If we drill wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

         We are substantially dependent upon only one or two properties.

We are substantially dependent upon only one property located in Texas, which causes our risk to be concentrated. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation of natural gas produced from the wells.

         Properties that we acquire may not produce as projected.

Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them. One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of acquired properties are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Acquiring properties with liabilities would have a material adverse effect upon our results of operations.

         The potential profitability of oil and gas ventures depends upon factors beyond our control.

The potential profitability of oil and gas ventures depends upon factors beyond our control. The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

         We are dependent upon transportation and storage services provided by a third party.

We are and will continue to be dependent upon transportation and storage services provided by third parties. We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our oil and gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder our processing and marketing operations and/or affect our sales margins.

         Our results of operation are dependent upon market prices.

Our results of operations are dependent upon market prices for oil and natural gas, which fluctuate widely and are beyond our CONTROL. Our revenue, profitability, and cash flow depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired.

Factors that can cause price fluctuations include: (i) the level of consumer product demand; (ii) weather conditions; (iii) domestic and foreign governmental regulations; (iv) the price and availability of alternative fuels; (v) technical advances affecting energy consumption; (vi) proximity and capacity of oil and gas pipelines and other transportation facilities; (vii) political conditions in natural gas and oil producing regions; (viii) the domestic and foreign supply of natural gas and oil; (ix) the ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
(x) the price of foreign imports; and (xi) overall domestic and global economic conditions.

         The availability of a ready market for our oil and gas depends upon numerous factors beyond our control.

The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

         The oil and gas industry involves many operating risks that can cause substantial losses.

The oil and gas industry in which we operate involves many operating risks that can cause substantial losses. Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including: (i) fires; (ii) explosions; (iii) blow-outs and surface cratering; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If any of these events occur, we could incur  substantial  losses as a result of
(i) injury or loss of life; (ii) severe damage to and destruction of property, natural resources or equipment; (iii) pollution and other environmental damage;
(iv) clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of our operations; or (vii) repairs necessary to resume operations. If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital. We currently do not maintain liability insurance on bodily injury, which would include coverage for pollution, environmental damage and chemical spills. For other risks, we may further elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not covered by insurance, it could adversely affect operations. Moreover, even if we obtained insurance in the future, we cannot provide assurance that we would be able to maintain adequate insurance at rates considered reasonable.

         The oil and gas industry is highly competitive.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases. The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

         There can be no assurance we will be able to obtain drilling equipment.

There can be no assurance we will be able to obtain drilling equipment to meet our drilling requirements. There is currently a high demand for drilling equipment in the State of Texas. We may experience delays in obtaining drilling rigs due to the high drilling demand in the areas where we have been concentrating our oil and gas targeted production and leasing programs. There can be no assurance that we will be able to obtain the requisite drilling equipment to meet our planned drilling initiatives according to our timetable. In the event that we are unable to obtain drilling equipment to conduct our exploration operations, it could have a material adverse effect upon our business and our results of operations.

         The marketability of natural resources will be affected by numerous factors.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable. The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

         Oil and gas operations are subject to comprehensive regulation.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect us. Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

         Exploration and production activities are subject to environmental regulations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply in all material respects with all applicable environmental regulations. However, we are not insured against all possible environmental risks.

         Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability. The laws, regulations, policies or current administrative practices of any government body,
organization   or   regulatory   agency  in  the  United  States  or  any  other
jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

         We may be unable to retain key employees or consultants.

We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Sacha Spindler, Chief Executive Officer, and L. William Kerrigan, Co-President. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

         Certain of our officers and directors may be subject to conflicts of interest.

Our officers and directors may be subject to conflicts of interest. Certain of our officers and directors serve only part time and are subject to conflicts of interest. Certain of these officers and directors each devote part of his working time to other business endeavors. These business endeavors as well as other business opportunities should be presented to the company. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to the company. Because of these relationships, our officers and directors may be subject to conflicts of interest.

Risks Related to our Common Stock

         Sales of a substantial number of share or our Common Stock into the public market may result in significant downward pressure on the price of our Common Stock.

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 27,221,581 shares of common stock issued and outstanding. As of December 31, 2004, there are 17,900,202 shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2004, there are an aggregate of 8,276,400 Stock Options and 3,642,000 Warrants outstanding.

Any significant downward pressure on the price of our common stock as certain stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

         The trading price of our Common Stock on the OTC Bulletin Board has been and may continue to fluctuate significantly.

The trading price of our Common Sock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares. During fiscal year ended December 31, 2004, our Common Sock has traded as low as $0.17 and as high as $0.68. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget;
(iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

         Additional issuances of equity securities may result in dilution to our existing shareholders.

Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of 100,000,000 shares of Common Stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our Common Stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

         Our Common Stock is classified as a "penny stock" under SEC rules which limits the market for our Common Stock.

Our Common Stock is classified as a "penny stock" under SEC rules which limits the market for our Common Stock. Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the Common Stock is less than $5 per share, the Common Stock is classified as a "penny stock." Our stock has not traded above $5 per share. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our Common Stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

         Nevada law and our Articles of Incorporation may protect our directors from certain types of lawsuits.

Nevada law and our Articles of Incorporation may protect our directors from certain types of lawsuits. Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

ITEM 2. DESCRPTION OF PROPERTIES

Except as described above regarding the oil and gas properties, we do own any other real estate or property. We lease office space and its offices are located at 3200 Southwest Freeway, Suite 3300, Houston, Texas 77027.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceeding contemplated by any governmental authority or any other party involving us or our properties other than as discussed below. As of the date of this Annual Report, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding; of (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties other than as follows.

On or about September 15, 2004, a lawsuit was filed by Petroguard Company, Inc. ("Petroguard") against Petrogen, Inc. On or about October 12, 2004, Petrogen, Inc. removed this case to the United States District Court for the Southern District of Texas, Victoria Division, Civil Action No. V-04-94, Petroguard Company, Inc. v. Petrogen, Inc. and Leo William Kerrigan. The claims made by Petroguard Company, Inc. in its complaint against Petrogen, Inc. and Mr. Kerrigan allege conversion, unjust enrichment, fraud and negligent representation, and a request for declaratory judgement and injunctive relief regarding a cease and desist order for utilization and distribution of a three-dimensional seismic survey. The complaint further alleges that Petroguard incurred certain expenses developing the geologic and geophysical interpretations of a three-dimensional seismic survey of approximately 135 square miles constituting Esperitu-Santo Bay and most of Matagorda Island, and that Petrogen wrongfully obtained the seismic survey. Petrogen has responded in its answer to the complaint denying receipt of the seismic data as alleged and counterclaiming that Petrogen is in possession of some related data that is not three-dimensional, which it properly acquired from a company named Fortune. As of the date of this Annual Report, we intend to aggressively defend all such claims and to pursue all such legal actions remedies against Petroguard.

On or about April 6, 2005, Petrogen, Inc. filed a lawsuit against Davis Gulf Coast ("Davis") in the 55th Judicial District Court of Harris County, Texas, Civil Action No. 2004-65553. The claims made by Petrogen, Inc. in its complaint against Davis generally allege breach of contract. Previously, Petrogen and Davis had entered into an agreement pursuant to which Davis agreed to provide support and services for the drilling program on Matagorda Island. The complaint alleges that Davis breached its agreement by failing to perform services in a time and proper manner. Davis has filed an answer and counterclaim to the complaint alleging that Petrogen failed to compensate it in the amount of $177,234.53. As of the date of this Annual Report, we intend to aggressively pursue all such claims and to pursue all such legal actions and remedies against Davis.

On approximately October 20, 2004, we commenced an action against X-Clearing Corp, our previous transfer agent ("X-Clearing"), in the District Court for the City and County of Denver, state of Colorado, Case No. 04-CV-8749, for return of our stock record documents. X-Clearing Corp has filed an answer and counterclaim asserting that we are liable to X-Clearing for certain legal expenses incurred by X-Clearing Corp in prosecuting an action against the Depository Trust Company, which legal expenses are undeterminable at this time. As of the date of this Annual Report, we intend to aggressively pursue all such claims and to pursue all such legal actions and remedies against X-Clearing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2004, no matters were submitted to our stockholders for approval.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock is traded on the OTC Bulletin Board under the symbol "PTGC" and on the Frankfurt and Berlin Stock Exchanges in Germany under the symbol "PTD". The market for our Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

        Quarter Ended                High Bid          Low Bid
        12/31/04                     $0.58             $0.49
        09/310/04                    $0.55             $0.41
        06/30/04                     $0.52             $0.33
        03/31/04                     $0.39             $0.22
        12/31/03                     $0.29             $0.15
        09/30/03                     $0.22             $0.15
        06/30/03                     $0.44             $0.16
        03/31/03                     $0.27             $0.25


HOLDERS

As of the date of this Annual Report, we have approximately 139 shareholders of record.

DIVIDENDS

No dividends have ever been declared by our Board of Directors on our Common Stock. Our previous losses do not currently indicate the ability to pay any cash dividends, and we do not have any intention of paying cash dividends on our Common Stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Petrogen Corp. Stock Option Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2004:


                                      Equity Compensation Plan Information
         ---------------------------------------------------------------------------------------------

                    Number of Securities     Weighted-Average Exercise     Number of Securities
                      To Be Issued Upon        Price of Outstanding        Remaining Available
                  Exercise of Outstanding       Options, Warrants          for Future Issuance
                      Options, Warrants            and Rights              Equity Compensation
                        and Rights                                         Plans (excluding (a))

                          (a)                        (b)                           (c)
         ---------------------------------------------------------------------------------------------

Equity Compensation
Plans Approved by
Security Holders

Stock Option               8,276,400                  $0.45                       2,215,000

Equity Compensation
Plans Not Approved
By Security Holders

Warrants                   3,642,000                  $0.50                           -0-

Total                     11,918,400                                              2,215,000

------------------------------------------------------------------------------------------------------

Petrogen Corp. 2004 Stock Option Plan

On July 23, 2004, our Board of Directors unanimously approved and adopted a 2004 stock option plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance our interests and the interests of our shareholders by affording our key personnel opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to our key personnel, generally defined as a person designated by our Board of Directors upon whose judgment, initiative and efforts we may rely including any of our directors, officers, employees or consultants.

The Stock Option Plan is to be administered by our Board of Directors, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our Common Stock of the Company, not to presently exceed 6,000,000 shares of Common Stock as at the date of adoption by our Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan, our Board of Directors shall fix and determine the exercise price at which shares of our Common Stock may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to us.

In the event an optionee who is one of our directors or officers ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee who is one of our employees or consultants ceases to be employed by us, any Stock Option held by such optionee generally may be exercisable within up to sixty (60) calendar days (or up to thirty (30) calendar days where the optionee provided only investor relations services to the Company) after the effective date that his employment ceases, and after such 60- or 30-day period any unexercised Stock Option shall expire.

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

Unless restricted by the option agreement, the exercise price shall by paid by any of the following methods or any combination of the following methods: (i) in cash; (ii) non-forfeitable, unrestricted or restricted shares of Common Stock, which are already owned by the Optionee and have a market referenced value at the time of exercise that is equal to the Option price; (iii) any other legal consideration that the Board of Directors may deem appropriate, including without limitation any for of consideration authorized on such basis as our Board of Directors may determine in accordance with the Stock Option Plan; and
(iv) any combination of the foregoing. Out Board of Directors in its sole discretion may permit a so-called "cashless exercise" (net exercise of the Stock Options.

The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, our Board of Directors may grant to any of our key personnel who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of Common Stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of Common Stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of Common Stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

We caused to be filed with the Securities and Exchange Commission on July 23, 2004 a registration statement on "Form S-8 - For Registration Under the Securities Act of 1933 of Securities to Be Offered to Employees Pursuant to Employee Benefit Plans". The S-8 registration statement became effective registering Stock Options under the Stock Option Plan in the amount of 5,000,000 shares at $0.38 per share. As of the date of this Annual Report, an aggregate of 3,785,000 Stock Options have been granted under the Stock Option Plan.

Petrogen Corp. 2003 Stock Option Plan

On November 1, 2003, our Board of Directors unanimously approved an amendment to the 2003 stock option plan (the "2003 Stock Option Plan"), providing for the authorization to grant up to 10,000,000 Stock Options. As of the date of this Annual Report, an aggregate of 10,000,000 Stock Options have been granted under the 2003 Stock Option Plan.

As of the date of this Annual Report, under the Stock Option Plan and the 2003 Stock Option Plan, an aggregate of 16,290,000 Stock Options have been granted, an aggregate of 7,584,600 Stock Options have been exercised, and an aggregate of 1,124,000 Stock Options have been cancelled.

COMMON STOCK PURCHASE WARRANTS

Private Placement Offering

During fiscal year ended December 31, 2004, we completed a private placement offering whereby we issued 7,284,000 units (the "Units"). Each Unit consists of one share of our Common Stock, one-half of one share purchase warrant (the "Share Purchase Warrant") and one piggyback warrant (the "Piggyback Warrant"). Each whole Share Purchase Warrant entitles the holder thereof to purchase one additional share of our Common Stock until January 31, 2005 at a purchase price of $0.50 per whole Share Purchase Warrant and each Piggyback Warrant entitles the holder thereof to purchase one additional shares of our Common Stock until January 31, 2006 at a purchase price of $1.00 per Piggyback Warrant, only if the Share Purchase Warrants are first exercised in full.

As of the date of this Annual Report, no Share Purchase Warrants have been exercised by the holder thereof, thus have expired in accordance with their terms, and are deemed null and void. As of the date of this Annual Report, 7,284,000 Piggyback Warrants remain outstanding.

Share Exchange Agreement

Pursuant to the terms of the Share Exchange Agreement, we granted an aggregate of 167,189 common stock purchase warrants (the "Warrant(s)") pursuant to which the holder thereof had the right to convert such Warrant into shares of our Common Stock on a one-to-one basis as follows: (i) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 18, 2003; (ii) 23,715 Warrants exercisable at the rate of $1.20 per share expiring December 20, 2003; (iii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring October 29, 2004; (iv) 11,857 Warrants exercisable at the rate of $0.50 per share until June 22, 2003 and thereafter at the rate of $0.80 per share expiring on June 22, 2004; (v) 18,972 Warrants exercisable at the rate of $0.50 per share until August 9, 2003 and thereafter at the rate of $0.80 per share expiring August 9, 2004; (vi) 59,286 Warrants exercisable at the rate of $0.40 per share expiring November 13, 2004; and (vii) 14,822 Warrants exercisable at the rate of $0.40 per share expiring November 14, 2004.

As of the date of this Annual Report, none of the Warrants were exercised by the holders thereof, have expired in accordance with their terms, and are deemed null and void.

RECENT SALES OF UNREGISTERED SECURITIES AND CHANGE IN CONTROL OF COMPANY

Private Placement Offering

During fiscal year ended December 31, 2004, we completed a private placement offering whereby we issued 7,284,000 Units for gross proceeds of $1,821,000. Each Unit consists of one share of our Common Stock, one-half of one Share Purchase Warrant and one Piggyback Warrant. Each whole Share Purchase Warrant entitles the holder thereof to purchase one additional share of our Common Stock until January 31, 2005 at a purchase price of $0.50 per whole Share Purchase Warrant and each Piggyback Warrant entitles the holder thereof to purchase one additional shares of our Common Stock until January 31, 2006 at a purchase price of $1.00 per Piggyback Warrant, only if the Share Purchase Warrants are first exercised in full.

Therefore, we issued 7,284,000 shares of our restricted Common Stock underlying the Units. The Units were offered and sold to accredited and/or sophisticated investors in reliance on Regulation S and Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended (the "1933 Securities Act"). The Units sold in the offering have not been registered under the 1933 Securities Act or state securities laws and may not be offered or sold absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

As of the date of this Annual Report, we have issued -0- shares of our restricted Common Stock pursuant to the exercise of the Share Purchase Warrants.

Subordinated Debentures

As of August 18, 2003, certain amounts were due and owing by us to certain affiliate parties (collectively, the "Debenture Group"). All such amounts in the aggregate of $723,673 were due and owing to the Debenture Group under a subordinated debenture (the "Subordinated Debenture"). On approximately August 18, 2003, we issued the Subordinated Debenture in the aggregate amount of $723,673. The Subordinated Debenture: (i) bore interest at 10% per annum payable annually in arrears; (ii) had a term of two years from the date of issuance;
(iii) was subordinate to bank or lending institutional debt financing; (iv) was convertible into shares of our restricted Common Stock at $1.00 per share under terms requiring full payout of outstanding principal and interest; and (v) required monthly payments of $10,000 beginning December 2003. We accrued $61,127 in interest in connection with the Subordinated Debenture, and had paid an aggregate of $80,000. Therefore, as at June 30, 2004, an aggregate amount of $714,800 remained due and owing on the Subordinated Debenture.

On July 8, 2004, we entered into a settlement agreement with the Debenture Group (the "Settlement Agreement"). Pursuant to the terms and provisions of the Settlement Agreement: (i) the Debenture Group agreed to sell and transfer the Subordinated Debenture to Acceder Technology PTE ("Acceder") pursuant to a debenture assignment agreement; (ii) the Debenture Group agreed to grant to the Chelsea Group Inc. ("Chelsea") an assignable option to purchase up to 1,134,457 shares of the restricted Common Stock respectively held of record by the individual members of the Debenture Group at $0.25 per share exercisable on the following terms: (a) 25% on or before September 15, 2004, (b) 25% on or before December 15, 2004, (c) 25% on or before March 15, 2005, and (d) 25% on or before June 15, 2005; and (iii) subject to the performance of the above, the parties agreed to release, remise and forever discharge one another from any and all manner of actions, causes of action, suits, debts, contracts, claims relating to or arising from the matters encompassed in the Subordinated Debenture.

Subsequently, on August 6, 2004, we entered into a debenture conversion agreement with Acceder (the "Debenture Conversion Agreement"). Pursuant to the terms and provisions of the Debenture Conversion Agreement: (i) we agreed to settle the debt due and owing to Acceder under the Subordinated Debenture in the aggregate amount of $733,672.53 by issuance of 2,934,690 shares of our restricted Common Stock at $0.25 per share; (ii) we acknowledged the assignment of such debt by Acceder to certain designees of Acceder; (iii) we acknowledged the respective election of conversion of such proportionate debt by the designees at $0.25 per share; and (iv) we agreed to issue to such designees a specified number of the 2,934,690 shares of restricted Common Stock as directed by Acceder and pursuant to the notice of conversion.

Therefore, we issued 2,934,690 shares of our restricted Common Stock. The designees acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the designee understood the economic risk of an investment in the securities, and that the designee had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commissions were paid. The shares of Common Stock were issued under the exemption from registration pursuant to Regulation S and
Section 4(2) of the 1933 Securities Act.

Stock Options Exercised

During fiscal year ended December 31, 2004, we issued an aggregate of 6,339,600 shares of our restricted Common Stock pursuant to the exercise of 6,339,600 Stock Options at exercise prices ranging from $0.20 to $0.50 per share. We received an aggregate of $1,702,900 in proceeds, of which $221,000 was received in cash, $632,500 was notes receivable (of which $550,000 was repaid and $50,000 was settled for debt), and $849,400 was used to reduce existing debt.

ITEM 6. MANAGEMENT'S DUSCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussions of our results of operations and financial position should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003.

Results of Operation

Our net losses during fiscal year ended December 31, 2004 were approximately ($4,003,722) compared to ($1,679,387) for fiscal year ended December 31, 2003 (an increase of $2,324,335). During fiscal year ended December 31, 2004, we recorded revenue in the form of operator fees of approximately $105,716 resulting from amounts we charge for management services and interest revenue in the amount of $1,596 compared to $-0- revenue recorded during fiscal year ended December 31, 2003.

During fiscal year ended December 31, 2004, we incurred operating expenses of approximately $4,111,034 compared to operating expenses of $1,679,387 incurred during fiscal year ended December 31, 2003. These operating expenses consisted of: (i) $652,002 (2003: $369,890) in general and administrative expenses; (ii) $609,000 (2003: $190,145) in management and consulting fees to related party;
(iii) $2,046,650 (2003: $722,445) in management and consulting fees - stock based compensation relating to the fair valuation of Stock Options granted; (iv) $521,674 (2003: $301,839) in professional fees; (v) $52,428 (2003: $78,678) in interest expense; (vi) $4,979 (2003: $1,243) in amortization; and (vii) $224,301 (2003: $15,147) in loss on settlement of debt.

The increase in operating expenses during fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003 was primarily due to: (i) the incurrence of management fees - stock based compensation relating to the fair valuation of Stock Options granted; (ii) the amount of management and consulting fees incurred to related parties; (iii) the incurrence of loss on settlement of debt; and (iv) the incurrence of professional fees. The increase in management fees to related party was primarily the result of the increase in provision of services to us by our executive officers and consultants under the respective contractual relations relating to the increased scale and scope of overall corporate activity pertaining to the ongoing exploration, reorganization, and development of oil and natural gas properties. The increase in management fees - stock based compensation was primarily the result of the increase in Stock Options granted to the officers/directors and consultants. The increase in professional fees was primarily the result of the higher legal costs relating to settlement of debt and potential financing opportunities.

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. During fiscal year ended December 31, 2004, approximately $189,000 was incurred by us to Mr. Spindler for management and consulting services rendered, and an additional $245,000 was incurred by us to Mr. Spindler as bonus management fees. At December 31, 2004, Mr. Spindler owed $17,903 for monies advanced towards unbilled expenses incurred on behalf of us. During fiscal year ended December 31, 2004, Mr. Spindler exercised 200,000 Stock Options at $0.20 per share, 750,000 Stock Options at $0.25 per share, and 240,000 Stock Options at $0.50 per share, for aggregate proceeds of $347,500, which amount was utilized to off-set the aggregate amount due and owing to Mr. Spindler.

Mr. Kerrigan, our Co-President/Chief Financial Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. During fiscal year ended December 31, 2004, approximately $86,000 was incurred by us to Mr. Kerrigan for management and consulting services rendered, and an additional $70,000 was incurred by us to Mr. Kerrigan as bonus management fees. Furthermore, at December 31, 2004, Mr. Kerrigan was owed $1,224 for expenses incurred on behalf of us. During fiscal year ended December 31, 2004, Mr. Kerrigan exercised 390,000 Stock Options at $0.50 per share and 215,000 Stock Options at $0.25 per share, for aggregate proceeds of $248,750, which amount was utilized to off-set the aggregate amount due and owing to Mr. Kerrigan.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. During fiscal year ended December 31, 2004, approximately $60,000 was incurred by us to Mr. Russell for management services rendered, and an additional $10,000 was incurred by us to Mr. Russell as bonus management fees. At December 31, 2004, Mr. Russell was owed an aggregate of $67,500 for accrued management fees. During fiscal year ended December 31, 2004, Mr. Russell exercised 40,000 Stock Options at $0.25 per share for aggregate proceeds of $10,000, which amount was utilized to off-set the aggregate amount due and owing to Mr. Russell.

Mr. Henry, our prior President, derived remuneration from us as compensation for management services rendered. During fiscal year ended December 31, 2004, approximately $126,997 was incurred by us to Mr. Henry for management services rendered, and an additional $45,000 was incurred by us to Mr. Henry as bonus management fees. During fiscal year ended December 31, 2004, Mr. Henry exercised 100,000 Stock Options at $0.20 per share and 140,000 Stock Options at $0.25 per share, for aggregate proceeds of $55,000, which amount was utilized to off-set the aggregate amount due and owing to Mr. Henry.

Our net loss during fiscal year ended December 31, 2004 was ($4,003,722) or ($0.22) per share compared to a net loss of ($1,679,387) or ($0.17) per share for fiscal year ended December 31, 2004. The weighted average number of shares outstanding was 18,008,981 at December 31, 2004 compared to 10,015,249 at December 31, 2003.

Liquidity and Capital Resources

As of fiscal year ended December 31, 2004, our current assets were $1,117,856 and our current liabilities were $979,976, resulting in working capital of $137,880. As of fiscal year ended December 31, 2004, current assets were comprised of: (i) $827,326 in cash; (ii) $170,863 in accounts receivable; (iii) $34,096 in notes receivables; (iv) $40,571 in prepaids; and (v) $45,000 in restricted cash. As of fiscal year ended December 31, 2004, current liabilities were comprised of: (i) $820,189 in accounts payable and accrued liabilities;
(ii) $155,233 due to related parties; and (iii) $4,554 in current portion of debenture payable.

As of fiscal year ended December 31, 2004, our total assets were $2,624,196 comprised of: (i) $1,117,856 in current assets; (ii) $1,475,409 in carrying value of oil and gas properties; and (iii) $30,931 in furniture and equipment (net of amortization of $6,685). As of December 31, 2003, our total assets were $756,112 comprised of: (i) $8,377 in current assets; (ii) $741,923 in oil and gas properties; and (iii) $5,812 in furniture and equipment. The increase in total assets during fiscal year ended December 31, 2004 from fiscal year ended December 31, 2003 was primarily due to the increase cash in hand resulting from the exercise of approximately 6,339,600 Stock Options for aggregate proceeds of $1,702,900, of which $221,000 was received in cash, the proceeds of $1,721,000 received from the private placement offering, and an increase in accounts receivable.

As of fiscal year ended December 31, 2004, our total liabilities were $979,976 consisting of current liabilities. As of December 31, 2003, our total liabilities were $1,662,822 comprised of: (i) $1,042,469 in current liabilities, and: (ii) $620,354 in long-term debentures payable. The decrease in total liabilities during fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003 was due primarily to a decrease in long-term liabilities of debentures payable from $620,354 to $-0- and a corresponding decrease in current portion of debentures payable from $153,5651 to $4,554.

Stockholders' equity increased from a deficit of ($906,710) for December 31, 2003 to $1,644,220 for fiscal year ended December 31, 2004.

For fiscal year ended December 31, 2004, net cash used in operating activities was ($937,491). Net cash used in operating activities during fiscal year ended December 31, 2004 was primarily comprised of a net loss of ($4,003,722), which was adjusted by: (i) stock based compensation of $2,046,650; (ii) accounts payable of $470,011; (iii) accounts receivable of ($170,863); and (iv) prepaids of ($40,571).

For fiscal year ended December 31, 2004, our cash flow used in investing activities was ($763,486). The net cash used in investing activities during fiscal year ended December 31, 2004 was primarily comprised of: (i) acquisition of oil and gas properties in the amount of $733,486; and (ii) purchase of furniture and equipment of $30,098.

For fiscal year ended December 31, 2004, our cash flow from financing activities was $2,520,024. The net cash flow from financing activities during fiscal year ended December 31, 2004 was primarily comprised of $2,093,000 in proceeds from sale of Common Stock, $550,000 in loans receivable, and $96,091 in advances from related parties, which was adjusted by: (i) $75,000 in loans payable; (ii) $10,061 in notes payable; and (iii) $89,007 in repayment of debenture.

PLAN OF OPERATION

As of the date of this Annual Report, we have generated little revenue from operations. During the prior fiscal years, we focused primarily on the exploration of potential oil and gas projects and generated no revenues. During those prior fiscal years, we relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance our operations and growth. Our management anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions.

During fiscal year ended December 31, 2004, we completed a private placement offering whereby we issued 7,284,000 Units for gross proceeds of $1,821,000. Each Unit consists of one share of Common Stock, one-half of one share purchase warrant (the "Share Purchase Warrant") and one piggyback warrant (the "Piggyback Warrant"). Each whole Share Purchase Warrant entitles the holder thereof to purchase one additional share of our restricted Common Stock until January 31, 2005 at a purchase price of $0.50 per whole Share Purchase Warrant and each Piggyback Warrant entitles the holder thereof to purchase one additional shares of common stock until January 31, 2006 at a purchase price of $1.00 per Piggyback Warrant, only if the Warrants are first exercised in full. As of the date of this Annual Report, an aggregate of -0- Share Purchase Warrants have been exercised for gross proceeds of $nil.

We may finance further expenditures with future issuances of our Common Stock. We believe that any private placements of equity capital and debt financing, or the sale of working interests in our properties, if successful, may be adequate to fund our operations over the next year. We may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new oil and gas acquisitions or opportunities, which could significantly and materially restrict our business operations.

As of the date of this Annual Report, we believe that an estimated $2,000,000 to $5,000,000 is required over the next two years for payment of expenses associated with our ongoing oil and gas exploration, development and production operations. We believe that we can satisfy our cash requirements for approximately the next twelve months based on proceeds received from its private placement offering and its ability to successfully generate revenues from oil and gas production and to obtain advances or equity private placements from certain investors and other parties, as necessary.

As of the date of this Annual Report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. We must raise additional capital. We have not generated sufficient cash flow in the past to fund its operations and activities. Historically, we have relied upon internally generated funds, funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth.

Our future  success  and  viability  are  entirely  dependent  upon our  current management to generate revenues from our business operations and raise additional capital through further private offerings of our stock or loans from private investors. Management is optimistic that we will be successful in our capital raising efforts. There can be no assurance, however, that we will be able to generate sufficient revenues or raise additional capital. Our failure to successfully generate sufficient revenues and/or raise additional capital will have a material and adverse affect upon us and our shareholders.

MATERIAL COMMITMENTS

In connection with the oil and gas exploration, development and production expenses and other overhead costs incurred, we and/or our subsidiary incurred liability or borrowed funds pursuant to various contractual arrangements representing the following material commitments.

Amounts Due to/From Related Parties

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. At December 31, 2004, Mr. Spindler owed $17,903 for monies advanced towards unbilled expenses incurred on behalf us.

Mr. Kerrigan, our Co- President/Chief Financial Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. At December 31, 2004, we owed Mr. Kerrigan an aggregate of $1,224 in unpaid and accrued fees.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management and consulting services rendered. At December 31, 2004, we owed Mr. Russell an aggregate of $67,500 in unpaid and accrued fees.

Debentures

In connection with the acquisition of the Emily Hawes Field, we issued a debenture in the amount of $75,000 (the "Debenture"). The terms and provisions of the Debenture provide: (i) interest at the rate of 15% per annum; (ii) a floating charge security interest on all our assets; and (iii) a due date of May 20, 2003, which was extended to June 30, 2004. As of the date of this Annual Report, we have repaid approximately $75,000 of principal, including the exercise by the holder thereof of 25,000 Stock Options at $0.25 per share for aggregate proceeds of $6,250, which amount was utilized to off-set the aggregate amount due and owing on the Debenture. Interest of $13,305 has accrued in connection with the Debenture. Therefore, at December 31, 2004, an aggregate of $4,554 remains due and owing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7. FINANCIAL STATEMENTS

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

INDEX TO FINANCIAL STATEMENTS

   Independent Auditors' Report ......................................

   Consolidated Balance Sheets .......................................

   Consolidated Statements of Operations .............................

   Consolidated Statement of Stockholders' equity ....................

   Consolidated Statements of Cash Flows .............................

   Notes to the Consolidated Financial Statements ....................

                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2004



























REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALE MATHESON
CARR-HILTON LABONTE
LETTERHEAD HEADER APPEARS HERE


________________________________________________________________________________


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Petrogen Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Petrogen Corp.. (An Exploration Stage Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2004 and 2003, and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               DALE MATHESON CARR HILTON LABONTE

                                                           CHARTERED ACCOUNTANTS


Vancouver, Canada
March 31, 2005, except Notes 10 & 11 which are as of April 6, 2005








DALE MATHESON
CARR-HILTON LABONTE
LETTERHEAD FOOTER APPEARS HERE



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                             December 31,        December 31,
                                                                                     2004                2003
_____________________________________________________________________________________________________________

                                                             ASSETS
CURRENT ASSETS
   Cash                                                                      $    827,326        $      8,377
   Restricted cash                                                                 45,000                   -
   Accounts receivable                                                            170,863                   -
   Notes receivable (Note 4)                                                       34,096                   -
   Prepaids and deposits                                                           40,571                   -
_____________________________________________________________________________________________________________
                                                                                1,117,856               8,377

FURNITURE AND EQUIPMENT, net of depreciation of $6,685 (2003 - $1,705)             30,931               5,812
OIL AND GAS PROPERTIES (Note 5)                                                 1,475,409             741,923
_____________________________________________________________________________________________________________
                                                                             $  2,624,196        $    756,112
=============================================================================================================


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                  $    820,189        $    415,488
   Current portion of debentures payable (Note 6)                                   4,554             153,561
   Notes payable                                                                        -              38,794
   Demand loans payable                                                                 -              75,000
   Due to related parties (Note 7)                                                155,233             359,625
_____________________________________________________________________________________________________________
                                                                                  979,976           1,042,468
LONG TERM LIABILITIES
   Debentures payable (Note 6)                                                          -             620,354
_____________________________________________________________________________________________________________

                                                                                  979,976           1,662,822
_____________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 8)
   Common stock,  $0.001 par value, 100,000,000 shares authorized
      27,221,581 (2003 - 10,613,291) shares issued and outstanding                 27,222              10,613
   Additional paid-in capital                                                   7,966,203           1,386,460
   Obligation to issue shares                                                      45,000              12,500
   Common stock purchase warrants                                                 182,100             256,300
   Deficit accumulated during the exploration stage                            (6,576,305)         (2,572,583)
_____________________________________________________________________________________________________________
                                                                                1,644,420            (906,710)
_____________________________________________________________________________________________________________
                                                                             $  2,624,196        $    756,112
=============================================================================================================

Contingencies - Note 10

              The accompanying notes are an integral part of these consolidated financial statements




                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   November 15,
                                                                                                       2001
                                                                  Year Ended       Year Ended     (Inception) to
                                                                 December 31,     December 31,     December 31,
                                                                     2004             2003             2004
________________________________________________________________________________________________________________

REVENUE
   Operator fees                                                    $  105,716       $        -       $  105,716
   Interest income                                                       1,596                -            1,596
________________________________________________________________________________________________________________
                                                                       107,312                -          107,312
________________________________________________________________________________________________________________

EXPENSES
   Depreciation                                                          4,979            1,243            6,684
   General and administrative                                          652,002          369,890        1,097,230
   Interest expense                                                     52,428           78,678          142,824
   Loss on settlement of debt (Note 6)                                 224,301           15,147          239,448
   Management & consulting fees - related party                        609,000          190,145          903,145
   Management & consulting fees - stock based compensation           2,046,650          722,445        2,769,095
   Professional fees                                                   521,674          301,839          825,557
________________________________________________________________________________________________________________
                                                                     4,111,034        1,679,387        5,983,982
________________________________________________________________________________________________________________
NET LOSS FOR THE PERIOD                                             $4,003,722       $1,679,387       $5,876,671
================================================================================================================



BASIC NET LOSS PER SHARE                                            $    (0.22)      $    (0.17)
===============================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3)                 18,008,981       10,015,249
===============================================================================================


             The accompanying notes are an integral part of these consolidated financial statements




                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                       November 15,
                                                                                                                               2001
                                                                                    Year ended         Year ended    (inception) to
                                                                                  December 31,        December 31,     December 31,
                                                                                          2004               2003              2004
___________________________________________________________________________________________________________________________________
                                                                                                                           (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                          $(4,003,722)      $ (1,679,387)      $(5,876,671)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                         4,979              1,243             6,684
  - accounts receivable                                                               (170,863)                 -          (170,863)
  - accrued interest receivable                                                          1,596                  -             1,596
  - prepaids & deposits                                                                (40,571)                 -           (40,571)
  - accrued interest expense                                                            32,421             37,241            81,717
  - accounts payable                                                                   470,011            275,476           671,343
  - loss on conversion or settlement of debt                                           224,301             15,147           239,448
  - accrued management fees                                                                  -             84,500            84,500
  - stock based compensation                                                         2,046,650            722,445         2,769,095
  - expenses paid for by the issuance of shares                                        497,707                  -           500,207
___________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                                 (937,491)          (543,335)       (1,733,515)
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                  (30,098)            (5,086)          (37,615)
  Oil and gas properties                                                              (733,486)          (316,667)       (1,163,007)
  Pre reverse acquisition advances from Petrogen Corp. (Note 3)                              -            100,000           100,000
  Cash acquired on reverse acquisition of Petrogen Inc. (Note 3)                             -                868               868
___________________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                                                 (763,584)          (220,885)       (1,094,754)
___________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                                   2,093,000            567,500         2,723,610
  Restricted cash                                                                      (45,000)                 -           (45,000)
  Notes payable                                                                        (10,061)           (26,859)          (36,920)
  Loans payable                                                                        (75,000)            75,000                 -
  Debenture payable                                                                    (89,007)           (47,795)         (138,302)
  Loans receivable                                                                     550,000                  -           550,000
  Cash advances from former related parties                                                  -            318,990           318,990
  Advances from related parties                                                         96,091           (114,544)          288,217
___________________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                             2,520,024            772,292         3,660,595
___________________________________________________________________________________________________________________________________

INCREASE IN CASH                                                                       818,949              8,072           827,326

CASH, BEGINNING OF PERIOD                                                                8,377                305                 -
___________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                                $   827,326       $      8,377       $   827,326
===================================================================================================================================


   Non-cash transactions:  Refer to Notes 3 and 8.

   SUPPLEMENTARY DISCLOSURE:
   Interest paid                                                                   $         -       $          -       $         -
                                                                                   ================================================
   Income taxes paid                                                               $         -       $          -       $         -
                                                                                   ================================================


              The accompanying notes are an integral part of these consolidated financial statements




                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2004

                                                                                                            Deficit
                                                                Additional                               Accumulated       Total
                                            Common Stock         Paid In                       Share       during      Stockholders'
                                        Number of                Capital          Share       Purchase   Exploration      Equity
                                         Shares       Amount     (Deficit)    Subscriptions   Warrants      Stage        (Deficit)
____________________________________________________________________________________________________________________________________

Stock issued for cash, November 15,
    2001  (Date of Inception)          11,000,000   $    110   $         -      $     -      $      -   $         -    $       110
Stock issued for cash, May 3, 2002         10,000          -             -            -             -             -              -
Stock Issued for oil and gas
   property, May 20, 2002                  75,000          1             -            -             -             -              1
Stock Issued for services,
   June 3, 2002                           240,000          2        11,998                                                  12,000
Stock issued for cash, July 8, 2002       100,000          1        24,999            -             -             -         25,000
Subscriptions received for 32,000
   units,  August 9, 2002                       -          -             -        8,000             -             -          8,000
Stock Issued for services,
   August 13, 2002                         50,000          1         2,499            -             -             -          2,500
Net loss for the period November
   15, 2001  to September 30, 2002              -          -             -            -             -      (154,947)      (154,947)
                                      ____________________________________________________________________________________________

BALANCE, SEPTEMBER 30, 2002            11,475,000        115        39,496        8,000             -      (154,947)      (107,336)
Stock issued for subscriptions
   received in prior period,
   October 7, 2002                         32,000          -         8,000       (8,000)            -             -              -
Stock issued for cash, November
   26, 2002                               300,000          3        29,997            -             -             -         30,000
                                      ____________________________________________________________________________________________

PETROGEN, BALANCE, FEBRUARY 12,
   2003                                11,807,000        118        77,493            -             -      (154,947)       (77,336)
Acquisition costs charged to
   deficit                                      -          -             -            -             -       (60,000)       (60,000)
Petrogen Corp., Balance, February
   12, 2003                             9,378,291     30,689     8,172,846            -                  (8,553,602)      (350,067)
Reverse acquisition recapitali-
   zation adjustment                  (11,807,000)   (21,429)   (8,250,339)           -       357,800     7,913,968              -
                                      ____________________________________________________________________________________________

Balance, post-reverse acquisition       9,378,291      9,378             -            -       357,800      (854,581)      (487,403)
Stock issued for exercise of
   options, March 21, 2003              1,000,000      1,000       499,000            -             -             -        500,000
Obligation to issue 10,000 shares               -          -             -        5,000             -             -          5,000
Stock based compensation, options
   granted  on September 10, 2003               -          -       362,230            -             -             -        362,230
Stock issued for exercise of options,
   September 29, 2003                     235,000        235        63,515            -             -             -         63,750
Net loss for the year ended
   September 30, 2003                           -          -             -            -             -    (1,148,723)    (1,148,723)
                                      ____________________________________________________________________________________________

BALANCE, SEPTEMBER 30, 2003            10,613,291   $ 10,613   $   924,745      $ 5,000      $357,800   $(2,003,304)   $  (705,146)
                                      ==============================================================================================


              The accompanying notes are an integral part of these consolidated financial statements




                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2004


                                                                                                            Deficit
                                                                Additional                               Accumulated       Total
                                            Common Stock         Paid In                       Share       during      Stockholders'
                                        Number of                Capital          Share       Purchase   Exploration      Equity
                                         Shares       Amount     (Deficit)    Subscriptions   Warrants      Stage        (Deficit)
____________________________________________________________________________________________________________________________________

BALANCE, SEPTEMBER 30, 2003            10,613,291   $ 10,613   $   924,745      $ 5,000      $357,800   $(2,003,304)   $  (705,146)
Obligation to issue shares on
   exercise of options, December
   12, 2003                                                                       7,500                                      7,500
Stock based compensation, options
   granted on November 1, 2003                  -          -       360,215            -             -             -        360,215
Warrants expired                                -          -       101,500            -      (101,500)            -              -
Net loss for the three months
   ended December 31, 2003                      -          -             -            -             -      (569,279)      (569,279)
                                      ____________________________________________________________________________________________

BALANCE, DECEMBER 31, 2003             10,613,291     10,613     1,386,460       12,500       256,300    (2,572,583)      (906,710)
Stock issued for exercise of
   options, January 14, 2004              200,000        200        39,800            -             -             -         40,000
Stock issued for exercise of
   options, January 20, 2004              375,000        375        75,625       (7,500)            -             -         68,500
Stock cancelled, January 30, 2004         (50,000)       (50)           50            -             -             -              -
Stock issued for exercise of
   options, February 11, 2004           1,645,000      1,645       385,855            -             -             -        387,500
Stock based compensation, options
   granted on March 4, 2004                     -          -       947,550                          -             -        947,550
Stock issued for exercise of
   options, April 30, 2004              1,185,000      1,185       424,065       (5,000)            -             -        420,250
Stock issued for exercise of
   options, May 18, 2004                  250,000        250        62,250            -             -             -         62,500
Stock issued for exercise of
   options, May 21, 2004                1,309,600      1,310       326,091            -             -             -        327,401
Stock issued for exercise of
   options, June 1, 2004                   20,000         20         4,980            -             -             -          5,000
Stock issued for exercise of
   options, June 16, 2004                 295,000        295        73,455            -             -             -         73,750
Stock based compensation, options
   granted on March 4, 2004                     -          -       176,950            -             -             -        176,950
Stock issued for exercise of
   options, August 12, 2004             1,000,000      1,000       299,000            -             -             -        300,000
Stock issued for settlement of
   debenture, August 18, 2004           2,934,690      2,935       936,166            -             -             -        939,101
Stock issued for cash, September
   21, 2004                             7,384,000      7,384     1,631,516            -       182,100             -      1,821,000
Stock based compensation, options
   granted on July 22, 2004                     -          -       852,050            -             -             -        852,050
Stock issued for exercise of
   options, October 12, 2004               30,000         30         8,970            -             -             -          9,000
Stock issued for exercise of
   options, November 1, 2004               20,000         20         5,980            -             -             -          6,000
Stock issued for exercise of
   options, November 8, 2004               10,000         10         2,990            -             -             -          3,000
Stock based compensation, options
   granted on October 1, 2004                   -          -        70,100            -             -             -         70,100
Warrants expired                                -          -       256,300            -      (256,300)            -              -
Share subscriptions received                    -          -             -       45,000             -             -         45,000
Net loss for the year ended
   December 31, 2004                            -          -             -            -             -    (4,003,722)    (4,030,722)
                                      ____________________________________________________________________________________________

BALANCE, DECEMBER 31, 2004             27,221,581   $ 27,222   $ 7,966,203      $45,000      $182,100   $(6,576,305)   $ 1,644,220
                                      ============================================================================================


              The accompanying notes are an integral part of these consolidated financial statements


                                 PETROGEN CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS & BASIS OF PRESENTATION

Petrogen Corp. (the "Company") was incorporated in the State of Nevada. The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and the Frankfurt Stock Exchanges under the symbol "PTD".

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

The Company is an exploration stage company. To date, the Company has not yet commenced commercial operations or generated any production revenues. The Company's efforts to date have focused on the investigation and acquisition of oil and gas property interests, implementing its business strategy and raising working capital through equity financing or short-term borrowings. The Company is currently commencing operations on it Emily Hawes Field interests in Texas and its Enos Creek Field interests in Wyoming.

As at December 31, 2004, the Company had working capital of $137,880 and has realized significant losses to date. The Company's continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

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

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________


OIL AND GAS PROPERTIES (CONTINUED)

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

USE OF ESTIMATES AND ASSUMPTIONS
Preparation  of the Company's  financial  statements in conformity  with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are reviewing the carrying values of oil and gas properties for impairment, determining fair value for stock based compensation and the amortization rate for furniture and equipment.

FURNITURE AND EQUIPMENT
Furniture and equipment are stated at cost. Depreciation is computed on a declining balance basis at 20% per year.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations

NET EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of stock options and warrants have been excluded as they are anti-dilutive.

STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended September 30, 2003.

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

STOCK-BASED COMPENSATION (CONTINUED)

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 9:

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________


                                                          For the year ended December 31,
                                                              2004             2003
                                                           ____________________________

Net loss as reported                                       $(4,003,722)     $(1,679,387)

SFAS 123 Additional Compensation Expense                   $  (981,100)     $  (346,690)
                                                           ___________________________
Pro forma net loss under SFAS No. 123                      $(4,984,822)     $(2,026,077)
                                                           ============================
Basic loss per common share as reported                    $      0.22      $      0.17

Pro forma net loss per common share under SFAS No. 123     $      0.28      $      0.20



The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions
Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB No. 25.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, restricted cash, accounts receivable, notes receivable, prepaids and deposits, accounts payable and accrued liabilities, debenture payable and amounts due to related parties approximate carrying values due to the short-term maturity of the instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________


the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations. In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. The Company does not expect the adoption FIN 46R will have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. The adoption of SFAS 123 did not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NON-MONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial position or results of operations.

NOTE 3 - ACQUISITION OF PETROGEN INC.

Effective February 12, 2003, the Petrogen shareholders exchanged all of the issued and outstanding shares of Petrogen for an aggregate of 7,000,000 restricted common shares of the Company, and the Company changed its name from Hadro Resources, Inc to Petrogen Corp. The Company issued an additional 300,000 shares of the Company's restricted common stock as a finder's fee. Upon completion of the acquisition, there was a change in control of the Company. Also in connection with the acquisition, the Company granted options to acquire 2,000,000 shares of the Company's restricted common stock and granted share purchase warrants to acquire 167,189 shares of the Company's restricted common stock to previous option and warrant holders in Petrogen .

Under generally accepted accounting principles, this business acquisition was accounted for as a capital transaction in substance. In essence, the acquisition was a recapitalization and has been accounted for as a change in capital structure. Under reverse merger accounting, the comparative historical financial statements of the Company, the "legal acquiror," are those of Petrogen, the "accounting acquiror" prior to the date of the transaction and include the consolidated results for all periods presented subsequent to the reverse merger.

Costs associated with the reverse merger totaling $60,000 have been charged to deficit. In addition, the excess of the purchase price over the fair value of the net assets acquired resulted in a charge to deficit accumulated during exploration stage of $639,634 in accordance with accounting for reverse acquisitions. The weighted average number of shares outstanding prior to the transaction is deemed to be the number of shares issued to effect the transaction, being 7,300,000.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________


NOTE 4 - NOTES RECEIVABLE

Pursuant to the Company's 2004 Stock Option Plan, during the year a total of 2,530,000 stock options were exercised at a price of $.25 per share for proceeds of $632,500 which the Company agreed to loan the optionees. These loans were secured by demand promissory notes bearing interest at 8% per annum. At December 31, 2004 interest of $1,596 has been accrued, $550,000 was repaid, and $50,000 was offset against outstanding debt with $32,500 of these notes remaining outstanding at year end.


NOTE 5 - OIL AND GAS PROPERTIES

EMILY HAWES FIELD, CALHOUN COUNTY, TEXAS

By agreement dated May 20, 2002 Petrogen acquired a 95% working interest ("WI") and 77.5% net revenue interest ("NRI") in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. As consideration Petrogen issued 365,000 shares of common stock, issued a floating charge debenture in the amount of $75,000, and issued notes payable totaling $47,145 to various lessors. During the year ended September 30, 2003 the notes payable were repaid in full. To date Petrogen has capitalized a total of $601,424 of expenditures relating to this property.

On May 26, 2004 the Company entered into a participation agreement with Nortex Corporation of Texas for a 50% WI, and a 29.063% NRI. The Company received $66,112 as cash consideration for the assignment of Nortex's proportionate WI share of the leases and charged the monies against oil and gas properties to offset future costs from drilling the property.

On June 4, 2004 the Company entered into a participation agreement with Darcy Energy, LLC. ("Darcy") (formerly Bazmo Exploration, LLC) of Texas for a 25% WI, and a 19.375% NRI . The Company received $42,680 as cash consideration for the assignment of Darcy's proportionate WI share of the leases and charged the monies against oil and gas properties to offset future costs from drilling the property.

On September 20, 2004, the Company entered an agreement whereby it purchased the remaining 5% working interest for $3,536 resulting in the Company retaining a total 29.06% net revenue interest of a 37.5% working interest in and to the Emily Hawes Field.

Subsequent to December 31, 2004, the Company entered into a purchase and sale agreement to purchase an additional 37.5% working interest in the Emily Hawes Field property. Refer to Note 11.

BAXTERVILLE FIELD, MISSISSIPPI

Effective September 25, 2002, Petrogen entered into a Letter of Intent with US Gas Systems, Inc. (USG) of Mississippi, whereby Petrogen agreed to recomplete four existing well-bores and further develop additional infill drilling opportunities and proven undeveloped oil and gas reserves upon six hundred acres of the USG Dunn and Swan Tracts of North Baxterville Field, Marion County, Mississippi. Upon completion, Petrogen, as operator, will have earned the right to further develop the underlying leases and Petrogen shall farm-in to a75% WI and 56.25% NRI on any and all oil development and a 50% WI and a 37.5% NRI on all gas production from the property The agreement provides that Petrogen can further extend the Option Period by meeting certain operational and development milestones within set periods of time, and to date, has negotiated the necessary extensions with USG to enable Petrogen the opportunity to further evaluate its future operational presence within Baxterville Field.

Effective November 12, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date Petrogen has capitalized a total of $409,076 of expenditures relating to this property.

S.J. HOOPER #1 WELLBORE, BAXTERVILLE FIELD, MISSISSIPPI

Effective October 25, 2002, Petrogen entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. ("CR") of Mississippi, whereby Petrogen will acquire a 100% WI and 77% NRI in the S.J. Hooper #1. Petrogen paid $22,500 to acquire this interest. To date the Company has capitalized a total of $51,554 of expenditures relating to this property.

The Company has been developing operations at Baxterville Field and to date has recompleted the Moody #6 wellbore and the SJ Hooper # 1 wellbore. Initially, production was established at the SJ Hooper #1 wellbore with a production rate of 17 barrels of oil per day. The Company thereafter attempted a secondary recompletion upon the wellbore to increase production from it, however resulting in a hole in the tubing causing the wellbore to fail. The Company completed operations upon the Moody #6 wellbore and attempted to establish production, however, formation waters were too significant to overcome and operations were shut down to reduce any further costs, Currently, the Moody #6 wellbore and the

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________


SJ Hooper #1 wellbore are in a shut-in status as they are not producing any economic quantities of hydrocarbons. The Company is currently assessing opportunities related to the potential divestiture of its interests in Baxterville Field.

ENOS CREEK FIELD, WYOMING

Effective October 31, 2002, Petrogen acquired from Coronado Oil Company LLC (Coronado) a 100% WI and a 77.5% NRI in the Brown Government Lease (the "Property"), located in the Enos Creek gas field, Hot Springs County, Wyoming. Petrogen has agreed to pay to Coronado 50% of its production income net of royalties to a maximum of $75,000. In addition, the agreement provides Coronado the right to back-in to a 50% WI upon Petrogen having completed development operations upon the Property and recouping all of its expenses related to those developments and upon Coronado forfeiting its 5% overriding royalty interest. To date Petrogen has capitalized a total of $316,987 of expenditures relating to this property.

ADAMS RANCH AND HARRELL RANCH PROPERTIES, CROCKETT COUNTY, TEXAS

The Company holds certain rights to develop an average 100% working interest and 77.5% net revenue interest located on approximately 15,000 acres of developed and undeveloped acreage on the Adams Ranch and Harrell Ranch prospects in Crockett County, Texas (the "Adams/Harrell Properties"), which consists of 6,480 net acres of shallow development rights and 13,700 net acres of deep development rights. The Adams/Harrell Properties are located in the Permian Basin upon what management believes to be potentially productive natural gas reserve which could be exploited through the development of new gas wells. Petrogen plans to drill if adequate funding can be raised. The Company is currently formalizing the terms and provisions of the formal contractual arrangements related to the Adams/Harrell Properties, as well as negotiating with several third parties interested in the potential of entering into joint venture development agreements to commence operations upon the project.

The Company has negotiated certain rights to farm-in to and/or develop the 15,000 acre Adams/Harrell Properties. Pursuant to the terms and provisions of the Farm-In Agreement currently in place and/or being finalized: (i) the Company would have the right to conduct a series of earn-in development initiatives to fully develop the Adams/Harrell Properties. To date the Company has capitalized a total of $96,368 of expenditures relating to Adams/Harrell Properties.

MATAGORDA ISLAND PIPELINE

On March 10, 2003, Petrogen International Limited ("PIL"), a company with directors in common with the Company, entered into a Lease Assignment Agreement (the "Lease") with James Timothy Roche ("Roche"), whereby PIL leased a natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas from Roche.

The terms of the Lease stipulate that Petrogen advances the sum of $3,000 to Roche as a partial payment toward the debt owing to Roche under the terms of a Promissory Note entered into between Petrogen and Roche on May 22, 2002. PIL thereafter entered into an assignment agreement (the "Assignment") with the Company, whereby PIL assigned in Lease to for consideration of certain operator fees and royalties of between $.09 and $.25 per MCF payable to PIL from Petrogen as Lease assignee upon the sales of any natural gas transmitted through the pipeline. In December of 2003, PIL assigned all rights, title and interest in and to the pipeline lease to the Company for no consideration and any and all terms related to payment of royalties from the Company to PIL were extinguished.

On March 30, 2005, the Company entered into a purchase agreement (the "Purchase Agreement"), with Roche pursuant to which it purchased the natural gas transmission pipeline located on Matagorda Island. As consideration for the pipeline the Company paid to Roche 175,000 restricted shares of common stock at an agreed value of $.50 per share and agreed to pay a further consideration for the pipeline purchase whereby it will pay a combined Royalty of $.16 per MCF transmitted through the pipeline up to a total amount of $50,000 and thereafter, pay to Roche $.12 per MCF transmitted through the pipeline, both amounts of which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 billion cubic feet of natural gas.

Additionally, the Company previously entered into a Management Services Agreement (the "MSA") with Tim Roche, on March 15th, 2003, whereby Roche is to provide his services to the Company as a qualified land man specializing in oil and gas property acquisition opportunities throughout the Texas Gulf Coast region. As consideration to Roche under the Management Services Agreement, the Company has provided Roche with a stock option agreement to purchase 25,000 shares of common stock in the first year at a price of $.50 per share and 25,000 shares of common stock in the subsequent year at a price 20% below the average trading price at a rate of 3,000 shares in the first month and 2,000 shares in the next 11 months. The MSA renews automatically on year by year basis if not specifically terminated in accordance with the provisions outlined in the MSA. To date, the MSA remains in effect.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________


NOTE 6 - DEBENTURES PAYABLE

DEBENTURE
In connection with the Emily Hawes acquisition described in Note 5, the Company issued a debenture in the amount of $75,000, bearing interest at 15% per annum, secured by a floating charge security on all assets of the Company, and due on May 20, 2003 which was extended to June 30, 2004. (Refer to Note 5). At December 31, 2004, $75,000 of principal has been was repaid (including $6,250 for options exercised by the holder of the debenture) and $4,554 remains owing.

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

Accordingly, during the current year, the Company issued the 2,934,690 shares in full settlement of the debt which had a book value at the time of settlement of $714,800. As the shares had a fair market value of $939,101 the Company recognized a loss on settlement of $224,301.


NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended  December 31,  2004,  management  fees of $275,000  (2003:
$66,000) were incurred to two directors and officers of the Company of which $86,000 (2003: $Nil) has been capitalized as oil and gas development costs. During the year ended December 31, 2004 additional management bonuses of $315,000 (2003: $Nil) were incurred to these two directors and officers of the Company. The Company is committed to pay these two directors $24,750 in combined management fees per month.

At December 31, 2004, these directors and officers owe $16,679 (2003: $282,688 was owed) for monies advanced. During the year ended December 31, 2004, these directors exercised 1,795,000 Stock Options for net proceeds of $596,250, which such amounts were utilized to off-set the debt, including bonuses, due and owing to these two directors.

During the year ended  December  31,  2004,  management  fees of $60,000  (2003:
$7,500) were incurred to a director of the Company. During the year ended December 31, 2004, a bonus of $10,000 (2003: $Nil) was incurred to this director of the Company. At December 31, 2004, this director is owed $67,500 (2003:
$7,500) for management fees due. During the current year, this director exercised 40,000 Stock Options for net proceeds in the amount of $10,000, which such amounts were utilized to off-set the debt due and owing to this director.

During the year ended  December 31,  2004,  management  fees of $126,997  (2003:
$Nil) were incurred to an officer of the Company and have been capitalized as oil and gas development costs. During the year ended December 31, 2004, a bonus of $45,000 (2003: $Nil) was paid to this officer of the Company. During the

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________


current year, this officer exercised 240,000 Stock Options for net proceeds in the amount of $55,000, which such amounts were utilized to off-set the debt due and owing to this director.

Petrogen retained a Drilling and Operating Agreement (the "Operator's Agreement") entered into with PIL on November 15, 2002, whereby PIL was responsible for administering the drilling, production, maintenance and re-working of the Company's current and future oil and gas interests (the "Interests"). Under the terms of the Operator's Agreement, the Company was required to reimburse PIL for all costs incurred by PIL plus an administration fee equal to 10% of the costs incurred by PIL. As further consideration PIL retained a 10% carried interest in the Petrogen Interests. The Operator's Agreement was to remain in effect as long as any of the Interests covered by the Operator's Agreement continued to be in operation. In December of 2003, PIL and the Company entered into an agreement whereby PIL assigned all of its rights, title and interests in and to the Company's assets to the Company for no consideration. Additionally at that time, the Operators Agreement was terminated between PIL and the Company for no consideration. At December 31, 2004, $nil (2003: $161,315) was incurred to PIL, and $63,626 (2003: $73,626) is owing to
PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1.

All related  party  transactions  are in the normal  course of business  and are
measured  at  the  exchange  amount,   which  is  the  amount  of  consideration
established and agreed to by the related parties.


NOTE 8 - CAPITAL STOCK

Common Shares

On January 30, 2004, 50,000 shares were returned to treasury and cancelled.

During the year ended December 31, 2004, the Company issued an aggregate of 6,339,600 shares of common stock for options exercised at prices ranging from $0.20 to $0.50 per share. The proceeds received were $1,715,400 of which $239,500 was received in cash, $632,500 was notes receivable (of which $550,000 was repaid and $50,000 was settled for debt) and $843,400 was used to reduce existing debt.

On August 18, 2004 the Company issued 2,934,690 shares to retire the convertible debenture detailed in Note 6.

On September 21, 2004 the Company issued 7,284,000 units at a price of $0.25 per unit for cash proceeds of $1,821,000. Each unit consists of one common share, one 1/2 warrant, whereby each full warrant can be converted into one common share at a price of $0.50 exercisable to January 31, 2005, and a piggy-back warrant with a conversion price of $1.00 that can be exercised to January 31, 2006, subsequent to the exercise of the $0.50 half warrants. In addition, 100,000 units were issued as a finder's fee. Management estimated that the fair value of all the share purchase warrants associated with the private placement was $182,100.

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

During the year ended December 31, 2003, 47,430 of the warrants expired, resulting in a charge to additional paid in capital of $101,500. During the year ended December 31, 2004, 119,759 of the warrants expired, resulting in a charge to additional paid in capital of $256,300.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________


A summary of the Company's warrants at December 31, 2004 and the changes for 2003 and 2004 are as follows:

                                               Weighted       Weighted
                                               Average        Average
                                 Warrants      Exercise      Remaining
                               Outstanding      Price           Life
                               ___________     ________      _________

Balance, December 31, 2002               -            -
         Issued                    167,189        $0.50
         Exercised                       -            -
         Cancelled                       -            -
         Expired                   (47,430)           -
                               ___________     ________

Balance, December 31, 2003         119,759        $0.50     0.79 years
                                                            ==========
         Granted                 3,642,000        $0.50
         Exercised                       -            -
         Cancelled                       -            -
         Expired                  (119,759)           -
                               ___________     ________
Balance December 31, 2004        3,642,000        $0.50     0.72 years
                               ===========     ========     ==========

All 3,642,000 warrants are exercisable at $0.50 per share and expire on September 21, 2005.

NOTE 9 - STOCK OPTION PLAN

On April 13, 2003, the Company approved the amendment of its incentive stock option plan to provide for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 3,000,000 shares.

On September 10, 2003, the Company approved the amendment of its incentive stock option plan ("2003 Stock Option Plan"), to provide for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 5,000,000 shares.

During the year ended December 31, 2003, the Company granted a total of 2,800,000 stock options at exercise prices ranging from $0.25 to $0.75 per common share. Of these options, 1,435,000 options were granted to non-employees. Of these non-employee stock options, 1,375,000 vested immediately, and 60,000 were subject to vesting on a straight-line basis over 12 months, of which 60,000 have vested at December 31, 2004 (December 31, 2003: 15,000). The remaining 1,365,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 915,000 vested immediately, and 485,000 were subject to vesting on a straight-line basis over 12 months, of which 485,000 have vested at December 31, 2004 (December 31, 2003:
124,003). During the period ended December 31, 2003, 1,000,000 vested consultant options were cancelled and 124,000 vested employee options were cancelled.

Certain of the stock options granted to employees during the year ended September 30, 2003 were granted with exercise prices less than the market price of the Company's common stock as at the date of grant resulting in an intrinsic value of $20,700 as determined in accordance with APB No. 25. This intrinsic value will be expensed as the underlying stock options vest. As at December 31, 2003, $17,345 of this intrinsic value has been expensed. During the year ended December 31, 2004, a further $2,250 was expensed and another $1,105 related to cancelled unvested options was expensed.

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these stock options. The application of the fair value method as described below resulted in pro forma stock based compensation totaling $304,700 of which $216,180 was reported to December 31, 2003, $68,860 was reported in the year ended December 31, 2004 and $19,660 related to cancelled, unvested options.

In accordance with the provisions of SFAS 123, the Company expenses the fair value of stock options granted to non-employees. The application of the fair value method as described below resulted in additional stock based compensation totaling $360,400 of which $349,300 was recorded to December 31, 2003, and $11,100 to December 31, 2004.

On November 1, 2003, the Board of Directors of the Company ratified, approved and confirmed the adoption of a further amendment to the 2003 Stock Option Plan, which provides for the grant of up to 10,000,000 additional shares of Common Stock.

On November 1, 2003, the Company granted a total of 3,200,000 stock options at exercise prices of $0.20 to $0.25 per common share. Of these options, 1,500,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 500,000 vested immediately, and 1,200,000 were subject to vesting on a straight-line basis over 60 months, of which 260,000 have vested at December 31, 2004 (December 31, 2003: 20,000).

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________


In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro-forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these options. The application of the fair value method as described below resulted in pro-forma stock based compensation totaling $382,600 of which $130,510 was disclosed to December 31, 2003, $32,680 was disclosed to December 31, 2004 and the remaining $219,410 will be disclosed upon vesting of the underlying stock options.

In accordance with the provisions of SFAS 123, the Company expenses the fair value of stock options granted to non-employees. The application of the fair value method as described below resulted in additional stock based compensation totaling $344,000 which was recorded to December 31, 2003 upon vesting of the underlying stock options.

The Company estimated the fair value of the November 1, 2003 stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and an expected volatility of 174%

During the year ended December 31, 2004 the Company granted a total of 8,985,000 stock options at exercise prices ranging from $0.25 to $1.00 per common share under the 2003 Stock Option Plan (5,000,000) and the 2004 Stock Option Plan (3,985,000). Of these options, 5,810,000 options were granted to non-employees. These non-employee stock options vested immediately. The remaining 3,175,000 stock options were granted to employees, including officers and directors, of the Company. These employee stock options all vested immediately.

The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and expected volatilities ranging from 172% to 205%

Of the options granted during the year, certain of the employee options were granted with exercise prices less than the market value of the Company's common stock resulting in an intrinsic value expense in the period of $163,600. In addition, with respect to the employee options disclosure has been provided in
Note 2 reflecting the results of applying the fair value method to share options resulting in a further pro-forma stock based compensation of $981,000. With respect to the options granted to non-employees, the Company recorded a stock based compensation expense of $1,883,050.

On July 22, 2004, the Board of Directors of the Company ratified, approved and confirmed the adoption of a 2004 Stock Option Plan providing for the granting of up to 6,000,000 shares of common stock. The Company filed an S-8 Registration Statement for 5,000,000 shares under the 2004 Plan during July 2004 and has granted 3,985,000 options to officers, directors and consultants.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________



                                                                                         Weighted        Weighted
                                                                                         Average         Average
                               Number of                      Exercise                   Exercise       Remaining
                                Options      Date of issue     Price      Expiry date     Price      Contractual Life
                               ______________________________________________________________________________________

Granted, February 12, 2003      2,000,000      12-Feb-03        0.50       12-Feb-06

Granted, September 10, 2003     1,550,000      10-Sep-03        0.25       10-Sep-06
                                  500,000      10-Sep-03        0.50       10-Sep-06
                                  750,000      10-Sep-03        0.75       10-Sep-06

Exercised during the year      (1,030,000)                      0.50       10-Sep-06
                                 (215,000)                      0.25       10-Sep-06
                               __________

Balance, September 30, 2003     3,555,000                                                 $ 0.46        2.79 years
                               ==========                                                 ======        ==========

Granted, November 1, 2003       1,600,000      01-Nov-03        0.20       01-Nov-08
                                1,000,000      01-Nov-03        0.25       01-Nov-08
                                  600,000      01-Nov-03        0.25       01-Nov-13

Cancelled during the period       (34,000)                      0.50       12-Feb-06
                                 (540,000)                      0.25       10-Sep-06
                                  (50,000)                      0.50       10-Sep-06
                                 (500,000)                      0.75       10-Sep-06

Balance, December 31, 2003      5,631,000                                                 $ 0.32        3.30 years
                               ==========                                                 ======        ==========

Granted during the year         1,750,000       4-Mar-04        0.25        4-Mar-07
                                  765,000       4-Mar-04        0.25        4-Mar-14
                                1,650,000       4-Mar-04        0.50        4-Mar-07
                                  460,000       4-Mar-04        0.50        4-Mar-14
                                  375,000       4-Mar-04        0.75        4-Mar-07
                                  700,000      22-Jul-04        0.30       22-Jul-14
                                2,250,000      22-Jul-04        0.30       22-Jul-07
                                   60,000      22-Jul-04        0.30        3-Mar-07
                                  450,000      22-Jul-04        0.75       22-Jul-14
                                  325,000      22-Jul-04        1.00       22-Jul-14
                                  200,000       1-Oct-04        0.50       30-Sep-06

Exercised during the year        (530,000)                      0.50       12-Feb-06
                                 (470,000)                      0.25       10-Sep-06
                                 (100,000)                      0.50       10-Sep-06
                                  (60,000)                      0.25       10-Sep-06
                               (1,600,000)                      0.20        1-Nov-08
                                 (400,000)                      0.25        1-Nov-08
                                  (40,000)                      0.25        1-Nov-13
                                 (495,000)                      0.50        4-Mar-14
                               (1,584,600)                      0.75        4-Mar-07
                                  (60,000)                      0.30        3-Mar-07
                               (1,000,000)                      0.30       22-Jul-07


Balance, December 31, 2004      8,276,400                                                 $ 0.45        4.62 years
                                =========                                                 ======        ==========


PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
________________________________________________________________________________


NOTE 10 - CONTINGENCIES

On September 15, 2004, a lawsuit was filed by Petroguard Company, Inc. ("Petroguard") against Petrogen and a director of Petrogen, Inc. The claims made by Petroguard Company, Inc. in its complaint allege conversion, unjust enrichment, fraud, and negligent representation regarding the geologic and geophysical interpretations of a three-dimensional seismic survey of approximately 135 square miles constituting Esperitu-Santo Bay and most of Matagorda Island, and that Petrogen wrongfully obtained the seismic survey. Petroguard is claiming injunctive relief including a cease and desist order against Petrogen. Petrogen has responded in its answer to the complaint denying receipt of the seismic data as alleged and counterclaiming that Petrogen is in possession of some related data that is not three-dimensional, which it properly acquired from a third party. Petrogen intends to aggressively defend all such claims and to pursue all such legal actions remedies against Petroguard.

On April 6, 2005, Petrogen filed a lawsuit against Davis Gulf Coast ("Davis") in the 55th Judicial District Court of Harris County, Texas. The claims made by Petrogen in its complaint against Davis allege breach of contract. Previously, Petrogen and Davis had entered into an agreement pursuant to which Davis agreed to provide support and services for the drilling program on Matagorda Island. The complaint alleges that Davis breached its agreement by failing to perform services in a timely and proper manner. Davis has filed an answer and counterclaim to the complaint alleging that Petrogen failed to compensate it in the amount of $177,234. As of the date of this Annual Report, we intend to aggressively defend all such claims and to pursue all such legal actions and remedies against Davis.

On October 20, 2004 the Company commenced an action against X-Clearing Corp. (X-Clearing), the Company's previous transfer agent, in the District Court for the City and County of Denver, State of Colorado for return of our stock record documents. X-Clearing has filed an answer and counterclaim asserting that the Company is liable to X-Clearing for certain legal expenses incurred by X-Clearing Corp. in prosecuting an action against the Depository Trust Company, which legal expenses are undeterminable. The Company presently intends to aggressively pursue all such claims and to pursue all legal actions and remedies against X-Clearing.

The likelihood of losses, if any, relating to the above contingencies is currently not determinable.


NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company entered into a purchase agreement to acquire the natural gas transmission pipeline on Matagorda Island as detailed in Note 5.

Subsequent to December 31, 2004, the Company entered into a purchase and sale agreement with Nortex Corporation, Danny L. Stephens Interests and Robert W. Kent ("Nortex, et al"), pursuant to which it purchased Nortex, et al's 37.5% working interests (the "Nortex Interests") in and to the Company's Emily Hawes Field property, Calhoun County, Texas. As consideration for the Nortex Interests, the Company made a one time cash payment to Nortex, et al of $300,000. As additional consideration for the Nortex Interests, the Company agreed to accrue any and all costs associated with the Nortex Interests commencing January 1st, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our principal independent accountant from March 2001 to the current date is Dale Matheson Carr-Hilton LaBonte Chartered Accountants ("DMCL"). DMCL's address is 1300-1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Sacha Spindler, our Chief Executive Officer ("CEO"), and L. William Kerrigan, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, Messrs. Spindler and Kerrigan concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31,

2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

As of the date of this Annual Report, our directors and executive officers are as follows:

         Name                      Age              Position

S. Sam Sen                          45              Co-President

Sacha H. Spindler                   43              Chief Executive Officer
                                                    and Chairman/Director

L. William Kerrigan                 50              Co-President/Chief
                                                    Financial Officer and
                                                    Director

Timothy G. Russell                  64              Director

Biographies of the Executive Officers/Directors

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

S. SAM SEN has been our Co-President since February 1st, 2005. Mr. Sen is an international commercial development executive with over twenty-three years applied business and technical experience in the energy industry. Mr. Sen has focused on commercial leadership in analysis, negotiation, support, and capture of value-adding upstream, midstream, downstream, and acquisition and divestiture deals ranging in size from $10,000,000 to over $1,000,000,000. His technical expertise features geological leadership in discovery of gross onshore reserves of 100 MMBOE. Mr. Sen has been successful in entering commercially attractive areas/countries and enhancing economic viability of existing business positions.

SACHA H. SPINDLER is our Chairman of the Board, a Director and the Chief Executive Officer. Mr. Spindler was previously the president, of Petrogen. Mr. Spindler, as a co-founder of Petrogen, has developed an entrepreneurial expertise that has spanned over twenty-one years through his having started and operated several successful business ventures, as well as providing supervisory, management and corporate development expertise as a consultant to numerous companies and non-profit organizations over the past 15 years. Mr. Spindler possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the daily responsibilities of corporate operations. During the past six years, Mr. Spindler has developed an in-depth knowledge and understanding of the oil and gas business in the areas of finance, structure, negotiations and prospect leveragability coupled with a fundamentally streamlined approach in the day to day operations of the business. Through his operational acumen and international finance affiliations, Mr. Spindler brings a wealth of knowledge and influence to us as our Chief Executive Officer, ensuring a long-term vision of creating value through focused commitment and responsible company building methodologies.

L. WILLIAM KERRIGAN is our Co-Vice President/Chief Financial Officer and a director. Mr. Kerrigan was the executive vice president, chief operating officer and a director of Petrogen. Mr. Kerrigan, as a co-founder of Petrogen, provides us with a broad and practical knowledge of the oil and gas business in North America and Central and South America, and has developed strong affiliations throughout the entire industry. Through his over twenty years in the industry as a geologist and operator, Mr. Kerrigan has specialized in the day-to-day hands-on operations in the oil and gas field. He has been involved in oil and gas drilling and production from Wyoming to Florida during the span of his career, resulting in numerous discoveries. Additionally, he has gained an acute ability in the development and expansion of existing production utilizing extremely cost-effective methods resulting in highly optimized operations. Mr. Kerrigan completed the detailed regional study of the Mississippian Age Strata of the Cumberland Plateau of Northeast Tennessee and has provided Geologic consulting services and expertise on an international level to oil and gas companies in Ireland, Norway and throughout the United States. Some of his clients include DuPont, Rice Services, and Eastern Natural Gas. Mr. Kerrigan received his degree as an Exploration Geologist from the University in Tennessee.

TIMOTHY G. RUSSELL is one of our directors. Mr. Russell is also currently the president of exploration and a director of Wattenberg Properties, LLC, a wholly-owned subsidiary of Petrogen International. During the past twenty-five years, Mr. Russell was employed as exploration manager and division geologist with Amoco Production Company pursuant to which he was instrumental in the development of exploration operations throughout the Middle East. Mr. Russell's tenure with Amoco Production Company included numerous exploration and development initiatives in countries in Africa and the Middle East resulting in several discoveries of oil and gas reserves. Mr. Russell has also acted as a company representative to local Ministries of Petroleum in several foreign countries. Mr. Russell possesses excellent business acumen, planning and supervisory skills as well as strengths in dealing at the government, management and technical levels. Mr. Russell earned a B.A. in Geology at Vanderbilt University and received his Masters Degree in Geology from the University of Tennessee.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Audit Committee

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

The Board of Directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

Audit Committee Financial Expert

As of the date of this Annual Report, our Board of Directors has determined that we do not have an audit committee financial expert nor do we have an audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

During fiscal years ended December 31, 2004 and 2003, certain of our officers and directors were compensated for their roles as executive officers. Messrs. Spindler, Kerrigan and Sen derive remuneration from us for consulting services rendered. See "Summary Compensation Table" below. Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Executive compensation is subject to change concurrent with our requirements. Currently, Mr. Spindler receives compensation in the amount of $17,250 per month and Mr. Kerrigan receives compensation in the amount of $7,500 per month.

Contractual Arrangement with Mr. Spindler

Mr. Spindler, our Chief Executive Officer and one of our directors, currently invoices us $17,250 per month, plus expenses. During fiscal year ended December 31, 2004, $189,000 was accrued for such monthly fees for services rendered by Mr. Spindler to us and to Petrogen, which commenced September 2001. During fiscal year ended December 31, 2004, a bonus of $245,000 was incurred to Mr. Spindler. During fiscal year ended December 31, 2004, we paid a total of $434,000 to Mr. Spindler for consulting fess and bonus and $27,110 for reimbursement of expenses. Therefore, at December 31, 2004, Mr. Spindler owed approximately $17,903. During fiscal year ended December 31, 2004, Mr. Spindler exercised 200,000 Stock Options at $0.20 per share, 750,000 Stock Options at $0.25 per share, and 240,000 Stock Options at $0.50 per share, for aggregate proceeds of $347,500, which amount was utilized to off-set the aggregate amount due and owing to Mr. Spindler.

Contractual Arrangement with Mr. Kerrigan

Mr. Kerrigan, our Co-President and Chief Financial Officer currently invoices us $7,500 per month, plus expenses. During fiscal year ended December 31, 2004, $86,000 was accrued for such monthly fees for services rendered by Mr. Kerrigan to us and to Petrogen, which commenced September 2001. During fiscal year ended December 31, 2004, a bonus of $70,000 was incurred to Mr. Kerrigan. During fiscal year ended December 31, 2004, we paid a total of $156,000 to Mr. Kerrigan for consulting fees and bonus and $28,273 for reimbursement of expenses. Therefore, at December 31, 2004, Mr. Kerrigan was owed approximately $1,224. Mr. Kerrigan exercised 390,000 Stock Options at $0.50 per share and 215,000 Stock Options at $0.25 per share, for aggregate proceeds of $248,750, which amount was utilized to off-set the aggregate amount due and owing to Mr. Kerrigan.

Proposed Henry Consulting Agreement

On November 18, 2003, to be effective January 1, 2004, we proposed to enter into a management consulting services agreement with Neville Henry, our prior President (the "Proposed Henry Consulting Agreement"). Pursuant to the terms and provisions of the Proposed Henry Consulting Agreement, Mr. Henry agreed to provide operational, managerial and consulting services to us consistent with his position as our president. Pursuant to further terms and provisions of the Proposed Henry Consulting Agreement, we were to: (i) pay to Mr. Henry a one-time signing fee of $45,000 at the effective date; (ii) pay to Mr. Henry a monthly fee of $15,000.00 (the "Fee") at the effective date, and further agreed to pay only $10,000.00 of the Fee monthly to Mr. Henry, with the balance of each monthly fee accruing without interest until such time as we were in a position to be able to afford to pay the entire monthly Fee from future financings and/or positive monthly cash flow; and (iii) reimbursed certain expenses.

During fiscal year ended December 31, 2004, $126,997 was accrued pursuant to the Proposed Henry Consulting Agreement. During fiscal year ended December 31, 2004, we paid $171,997 to Mr. Henry for consulting fees. Mr. Henry was terminated as our President effective as of February 1, 2005. The Proposed Henry Consulting Agreement was never executed by Mr. Henry nor us. Therefore, the Proposed Henry Consulting Agreement is not required to be terminated. Due to the fact that the Proposed Henry Consulting Agreement was never executed by Mr. Henry nor us, there are no fees accrued or owing to Mr. Henry.


SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION               AWARDS           PAYOUTS
                               ------------------------------------------------------------
NAME/POSITION    YEAR          SALARY    BONUS    OTHER        RSA   OPTIONS    LTIP  OTHER
-------------------------------------------------------------------------------------------

Sacha Spindler   2004          -0-    $245,000  $189,000       -0-   800,000     -0-   -0-
CEO              2003          -0-       -0-    $139,645       -0- 1,250,000     -0-   -0-
                 2002          -0-       -0-    $ 78,000       -0-     -0-       -0-   -0-

William Kerrigan 2004          -0-     $70,000  $ 86,000       -0-   800,000     -0-   -0-
Co-Pres/CFO      2003          -0-       -0-    $ 90,500       -0-   675,000     -0-   -0-
                 2002          -0-       -0-    $ 75,000       -0-     -0-       -0-   -0-

Neville Henry    2004          -0-     $45,000  $126,997       -0-     -0-       -0-   -0-
Pres.            2003          -0-       -0-       -0-         -0- 1,400,000     -0-   -0-
                 2002          -0-       -0-       -0-         -0-     -0-       -0-   -0-

Timothy Russell  2004          -0-     $10,000  $ 60,000       -0-               -0-   -0-
Director         2003          -0-       -0-    $  7,500       -0-               -0-   -0-

-------------------------------------------------------------------------------------------

STOCK OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2004

As of the date of this Annual Report, there are an aggregate of 16,290 Stock Options have been granted. During fiscal year ended December 31, 2004, an aggregate of 8,785,000 Stock Options were granted. Stock Options granted to our executive officers and directors during fiscal year ended December 31, 2004 are as reflected below in the "Options/SAR Grants Table." As of the date of this Annual Report, certain Stock Options have been exercised. See "Aggregate Options/SAR Exercises" below.

Stock Option/SAR Grants in Last Fiscal Year

Name             Number of   Percent of Total      Exercise Price   Date of
                 Securities  Options Granted (1)                   Expiration
                 Underlying
                 Options
-----------------------------------------------------------------------------
Sacha             365,000                               $0.25       03/04/14
Spindler          260,000                               $0.50       03/04/14
                  175,000                               $0.50       09/10/06
                  -------
Total             800,000         9.11%

William           500,000                               $0.25       03/04/14
Kerrigan          300,000                               $0.50       03/04/14
                  -------
Total             800,000         9.11%

                    (2)
Neville           600,000         6.82%                 $0.25       11/01/13
Henry
                    (3)
Timothy            50,000                               $0.50       03/04/07
Russell            18,000                               $0.50       02/12/06
                   50,000                               $0.50       09/10/06
                  250,000                               $0.75       09/10/06
                  -------
Total             368,000         4.19%
---------------------------------------------------
(1)
Calculated upon an aggregate 8,785,000 Stock Options granted during fiscal year ended December 31, 2004 and assuming that all Stock Options will vest accordingly.
(2)
Due to Mr. Henry's  termination as our President  effective  February 1st, 2005, all Stock Options granted to Mr. Henry were forfeited on March 1, 2005 in accordance with the terms and provisions of the Stock Option Plan.
(3)
Of the 368,000 Stock Options granted to Mr. Russell: (i) 18,000 Stock Options vested upon grant; (ii) 50,000 Stock Options vest over a twelve-month period commencing March 4, 2004 (of which 23,335 Stock Options exercisable at $0.25 per share expiring March 4, 2007 have vested as of the date of this Annual Report);
(ii) 50,000 Stock Options vest over a twelve-month period commencing September 10, 2004 (of which 29,165 Stock Options exercisable at $0.50 expiring September 10, 2006 have vested as of the date of this Annual Report); and (iii) 250,000 Stock Options vest over a twelve-month period commencing September 10, 2004 (of which 145,835 Stock Options exercisable at $0.75 per share expiring September 10, 2006 have vested as of the date of this Annual Report).

Aggregated Options/SAR Exercises in Last Fiscal Year

                                                  Number of       Value of
                       Shares                     Securities     Unexercised
                      Acquired on   Value         Underlying    in the money
Name                   Exercise     Realized      Unexercised     Options
-----------------------------------------------------------------------------
           (1)
Sacha Spindler        20,000         $   600        300,000        n/a
                     235,000        ($ 2,350)        90,000        n/a
                      50,000        ($   500)         -0-          n/a
                     240,000         $15,600         60,000        n/a
                     365,000         $79,600          -0-          n/a
           (2)
William Kerrigan     135,000        ($ 1,350)        90,000        n/a
                      50,000        ($   500)         -0-          n/a
                     290,000        ($52,900)        10,000        n/a
                     100,000        ($17,000)         -0-          n/a
                      30,000         $ 7,200        470,000        n/a
           (3)
Neville Henry        260,000         $17,800        440,000        n/a
                     100,000         $ 4,000          -0-          n/a
           (4)
Timothy Russell       40,000        ($   400)         -0-          n/a
-----------------------------------------------------------------------------

(1)
Pursuant to certain Notices and Agreements of Option, Mr. Spindler exercised an aggregate 910,000 Stock Options to acquire 910,000 shares of our Common Stock as follows: (i) 20,000 Stock Options were exercised on January 12, 2004 at an exercise price of $0.20 per share; (ii) 235,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.25 per share; (iii) 50,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.25 per share; (iv) 40,000 Stock Options were exercised on February 11, 2004 and 200,000 Stock Options were exercised on April 28, 2004 at an exercise price of $0.25 per share; and (v) 200,000 Stock Options were exercised on May 21, 2004 and 165,000 Stock Options were exercised on June 16, 2004 at an exercise price of $0.25 per share. Based upon an average trading price of: (i) $0.23 on January 12, 2004;
(ii) $0.24 on February  11, 2004;  (iii) $0.33 on April 28, 2004;  (iv) $0.45 on
May 21, 2004; and (v) $0.49 on June 16, 2004. Mr. Spindler realized an aggregate net value of approximately $92,350.
(2)
Pursuant to certain Notices and Agreements of Option, Mr. Kerrigan exercised an aggregate 605,000 Stock Options to acquire 605,000 shares of our Common Stock as follows: (i) 135,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.25 per share; (ii) 50,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.25 per share; (iii) 40,000 Stock Options were exercised on February 11, 2004 and 250,000 Stock Options were exercised on April 28, 2004 at an exercise price of $0.50 per share; (iv) 100,000 Stock Options were exercised on April 28, 2004 at an exercise price of $0.50 per share; and (v) 30,000 Stock Options were exercised on June 16, 2004 at an exercise price of $0.25 per share. Based upon an average trading price of:
(i) $0.24 on February  11, 2004;  (ii) $0.33 on April 28,  2004;  (iii) $0.49 on
June 16, 2004, Mr. Kerrigan realized an aggregate net value of approximately $(64,550).
(3)
Pursuant to certain Notices and Agreements of Option, Mr. Henry exercised an aggregate 360,000 Stock Options to acquire 360,000 shares of our Common Stock as follows: (i) 140,000 Stock Options were exercised on February 11, 2004 and 120,000 Stock Options were exercised on June 25, 2004 at an exercise price of $0.25 per share; and (ii) 100,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.20 per share. Based upon an average trading price of: (i) $0.24 on February 11, 2004; and (ii) $0.41 on June 25, 2004, Mr.
Henry realized an aggregate net value of approximately $21,800.
(4)
Pursuant to certain Notice and Agreements of Option, Mr. Russell exercised an aggregate 40,000 Stock Options to acquire 40,000 shares of our Common Stock as follows: (i) 40,000 Stock Options were exercised on February 11, 2004 at an exercise price of $0.25 per share. Based upon an average trading price of $0.24 on February 11, 2004, Mr. Russell realized an aggregate net value of approximately $(400).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth the name and address and the approximate number of our shares of Common Stock owned of record or beneficially by each person who owned of record, or was known by us to own beneficially, more than five percent (5%) of our Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

As of the date of this Annual Report, there are 27,221,581 shares of Common Stock issued and outstanding.

Name and Address of         Amount and Nature of           Percent of Class
 Beneficial Owner           Beneficial Ownership
---------------------------------------------------------------------------
                                         (1)
Sacha Spindler                  3,431,284                       12.61%
3200 Southwest Freeway
Suite 3300
Houston, Texas 77027
                                         (2)
William Kerrigan                3,417,932                       12.56%
3130 Caldwell Road
Ashland City, Tennessee
37015
                                         (3)
Timothy G. Russell                390,233                        1.43%
3200 Southwest Freeway
Suite 3300
Houston, Texas 77027
                                         (4)
S. Sam Sen                             -0-                          0%
3200 Southwest Freeway
Suite 3300
Houston, Texas 77027

All officers and directors.     7,239,449                       26.60%
as a group (4 persons)
---------------------------------------------------------------------------
(1)
This figure includes: (i) 2,546,284 shares of restricted Common Stock; and (ii) the assumption of the exercise by Mr. Spindler of an aggregate of 885,000 Stock Options to acquire 885,000 shares of Common Stock.
(2)
This figure includes: (i) 2,547,932 shares of restricted Common Stock; and (ii) the assumption of the exercise by Mr. Kerrigan of an aggregate of 870,000 Stock Options to acquire 870,000 shares of Common Stock.

(3)
This figure includes: (i) 22,233 shares of restricted Common Stock; and (ii) the assumption of the exercise by Mr. Russell of an aggregate of 368,000 Stock Options to acquire 368,000 shares of Common Stock. As of the date of this Annual Report, an aggregate of 60,000 Stock Options have vested.
(5)
This figure includes: (i) 5,116,449 shares of restricted Common Stock; and (ii) the assumption of the exercise of an aggregate of 2,123,000 Stock Options to acquire 2,123,000 shares of Common Stock.

Changes in Control
         We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONTRACTUAL RELATIONS WITH SACHA SPINDLER

As of the date of this Annual Report, Mr. Spindler, our Chief Executive Officer and one of our directors, currently invoices us $17,250 per month, plus expenses. During fiscal year ended December 31, 2004, $189,000 was accrued for such monthly fees for services rendered by Mr. Spindler to us and to Petrogen, which commenced September 2001. During fiscal year ended December 31, 2004, a bonus of $245,000 was incurred to Mr. Spindler. During fiscal year ended
December 31, 2004, we paid a total of $434,000 to Mr. Spindler for consulting fess and bonus and $27,110 for reimbursement of expenses. Therefore, at December 31, 2004, Mr. Spindler owed approximately $17,903. During fiscal year ended December 31, 2004, Mr. Spindler exercised 200,000 Stock Options at $0.20 per share, 750,000 Stock Options at $0.25 per share, and 240,000 Stock Options at $0.50 per share, for aggregate proceeds of $347,500, which amount was utilized to off-set the aggregate amount due and owing to Mr. Spindler.

CONTRACTUAL RELATIONS WITH WILLIAM KERRIGAN

As of the date of this Annual Report, Mr. Kerrigan, our Co-President and Chief Financial Officer currently invoices us $7,500 per month, plus expenses. During fiscal year ended December 31, 2004, $86,000 was accrued for such monthly fees for services rendered by Mr. Kerrigan to us and to Petrogen, which commenced September 2001. During fiscal year ended December 31, 2004, a bonus of $70,000 was incurred to Mr. Kerrigan. During fiscal year ended December 31, 2004, we paid a total of $156,000 to Mr. Kerrigan for consulting fees and bonus and $28,273 for reimbursement of expenses. Therefore, at December 31, 2004, Mr. Kerrigan was owed approximately $1,224. During fiscal year ended December 31, 2004, Mr. Kerrigan exercised 390,000 Stock Options at $0.50 per share and 215,000 Stock Options at $0.25 per share, for aggregate proceeds of $248,750, which amount was utilized to off-set the aggregate amount due and owing to Mr. Kerrigan.

Our officers and directors may be engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. Our directors may have other business interests to which they may devote a major or significant portion of their time. Certain conflicts of interest, therefore, may arise between us and our directors. Such conflicts can be resolved through the exercise by our directors of judgment consistent with their fiduciary duties. Our officers and directors intend to resolve such conflicts in our best interests. Our officers and directors will devote their time to our affairs as necessary.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Section  78.7502  of  the  Nevada  Revised  Statutes  contains   provisions  for
indemnification of our officers and directors. Nevada law provides for indemnification (which may eliminate any personal liability of a director to a company or its shareholders for monetary damages for gross negligence or lack of care in carrying out the director's fiduciary duties) if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the company. A director or officer may be indemnified as to any matter in which he successfully defends himself.

Our officers and directors are accountable to our shareholders as fiduciaries, which means such officers and directors are required to exercise good faith and integrity in handling our affairs.

A shareholder may be able to institute legal action on behalf of himself and all other similarly situated shareholders to recover damages where we have failed or refused to observe the law. Shareholders may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights, including rights under certain federal and state securities laws and regulations. Shareholders who have suffered losses in connection with the purchase or sale of their interest due to a breach of a fiduciary duty by one of our officers or directors in connection with such sale or purchase including, but not limited to, the misapplication by any such officer or director of the proceeds from the sale of any securities, may be able to recover such losses from us.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by one of our directors, officers or controlling persons in the successful defense or any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have no agreements with any of our directors or executive officers providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.

At present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is being sought.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report:

          2.1 Share Exchange Agreement (1)

         10.1 Emily Hawes Field Oil and Lease dated October 24, 2001

         10.2 Lease Assignment Agreement between James T. Roche and Petrogen, Inc. dated May 20, 2002.

         10.3 Farm-out Agreement with Nortex Corporation dated June 17, 2004

         10.4 Farm-Out Agreement with Darcy Energy LLC (formerly known as Bazmo Exploration) dated June 18, 2004

         10.5 Sierra Gas Corp. Purchase Agreement with Petrogen Corp. dated May 8, 2003.

         10.6 Farm-In Acquisition Agreement between Coronado Oil Co. and Petrogen, Inc. dated Decemebr 31, 2002.

         10.7 Assignment and Bill of Sale between Crown Royalties and Petrogen, Inc. dated December 16, 2002.

         10.8 Memorandum of Understanding between Adam Fees Properties Inc. and Petrgoen International Limited dated August 4, 2003. (1)

         10.9 Memorandum of Understanding between Adam Fees Properties, Inc. and Petrogen International Limited dated Septemebr 3, 2003. (1)

        10.10 Debenture Agreement between Petrogen Corp. and Acceder Technology Pte. Ltd. dated for reference August 5, 2004. (2)

        10.11 Purchase and Sale Agreement between Petrogen, Inc. and James T. Rouche dated March 30, 2005.

        10.12 Oil and Gas Lease between Petrogen, Inc. and Leila Clark Wynn Mineral Trust dated August 31, 2004

        10.13 2004 Stock Option Plan for Petrogen Corp.

        10.14 Amended Management Consulting Services Agreement among Petrogen Corp., Petrogen, Inc. and Leo William Kerrigan dated for reference effective February 12, 2003, executed effective August 18, 2003.

        10.15 Amended Management Consulting Services Agreement among Petrogen Corp., Petrogen, Inc. and Sacha Spindler dated for reference effective February 12, 2003, executed effective August 18, 2003.

        31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

        32.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

        33.3 Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1) Incorporated by reference to Exhibits of Petrogen Corp. Annual Report on Form 10-KSB filed with the Commission on April 14, 2004

(2) Incorporated by reference to Exhibit of Petrogen Corp. Report on Form 8-K filed with the Commission on August 18, 2004.

ITEM 14. PROFESSIONAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During fiscal year ended December 31, 2004, we incurred approximately $40,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2004 and the review of our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

Financial Information Systems Design and Implementation Fees

During fiscal year ended December 31, 2004, we did not incur any fees for professional services rendered by our principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing our information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

All Other Fees

During fiscal year ended December 31, 2004, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PETROGEN CORP.

Dated: April 14, 2005               By:  /s/ SACHA H. SPINDLER
                                         ----------------------------------
                                         Sacha H. Spindler, Chief Executive
                                         Officer



Dated: April 14, 2005               By: /s/ L. WILLIAM KERRIGAN
                                    ----------------------------------------
                                        L. William Kerrigan, Chief Financial
                                        Officer