Form 10QSB
period 2005-03-31
PETROGEN CORP
filed 2005-05-16
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

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

                             Yes           No
                                 -------      -------

                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of May 12, 2005

Common Stock, $0.001 par value            30,093,321

Transitional Small Business Disclosure Format (check one)

                                       Yes           No   X
                                            -------    ------

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


                                 MARCH 31, 2005

                                  (UNAUDITED)














CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                                                   March 31,   December 31, 2004
                                                                                                        2005
----------------------------------------------------------------------------------------- ------------------- -------------------
                                                                                                 (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash                                                                                           $  631,746          $  827,326
   Restricted cash                                                                                    45,000              45,000
   Accounts receivable                                                                               120,340             170,863
   Notes receivable (Note 4)                                                                          34,737              34,096
   Prepaids and deposits                                                                              35,373              40,571
----------------------------------------------------------------------------------------- ------------------- -------------------

                                                                                                     867,196           1,117,856

FURNITURE AND EQUIPMENT, net of depreciation of $8,612 (2004 - $6,685)                                29,766              30,931
OIL AND GAS PROPERTIES (Note 5)                                                                    1,496,896           1,475,409
----------------------------------------------------------------------------------------- ------------------- -------------------

                                                                                                 $ 2,393,858         $ 2,624,196
========================================================================================= =================== ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                       $  854,931          $  820,189
   Current portion of debentures payable (Note 6)                                                      4,554               4,554
   Due to related parties (Note 7)                                                                   218,429             155,233
----------------------------------------------------------------------------------------- ------------------- -------------------

                                                                                                   1,077,914             979,976
----------------------------------------------------------------------------------------- ------------------- -------------------

STOCKHOLDERS'  EQUITY  (Note 8)
   Common stock,  $0.001 par value, 100,000,000 shares authorized
      27,221,581 (2004 - 27,221,581) shares issued and outstanding                                    27,222              27,222
   Additional paid-in capital                                                                      7,965,575           7,966,203
   Obligation to issue shares (Note 9)                                                               194,228              45,000
   Common stock purchase warrants                                                                    182,100             182,100
   Deficit accumulated during the exploration stage                                              (7,053,181)         (6,576,305)
----------------------------------------------------------------------------------------- ------------------- -------------------

                                                                                                   1,315,944           1,644,220
----------------------------------------------------------------------------------------- ------------------- -------------------

                                                                                                 $ 2,393,858         $ 2,624,196
========================================================================================= =================== ===================


Contingencies - Note 1 & 11


   The accompanying notes are an integral part of these interim consolidated financial statements



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              Three Months     Three Months     November 15,
                                                                                                                    2001
                                                                               Ended March      Ended March    (Inception) to
                                                                                31, 2005         31, 2004      March 31, 2005
 --------------------------------------------------------------------------- ---------------- ---------------- ----------------

 REVENUE
    Operator fees                                                                 $   2,581          $     -        $ 108,297
    Interest income                                                                     641                -            2,237
 --------------------------------------------------------------------------- ---------------- ---------------- ----------------

                                                                                      3,222                -          110,534
 --------------------------------------------------------------------------- ---------------- ---------------- ----------------

 EXPENSES
    Depreciation                                                                      1,928              291            8,612
    General and administrative                                                      218,275           69,478        1,314,919
    Interest expense                                                                      -           25,682          143,410
    Loss on settlement of debt (Note 6)                                                   -                -          239,448
    Management & consulting fees - related party                                    151,750          292,500        1,054,895
    Management & consulting fees - stock based compensation                               -          947,550        2,769,095
    Professional fees                                                               108,145          141,889          933,702
 --------------------------------------------------------------------------- ---------------- ---------------- ----------------

                                                                                    480,098        1,477,390        6,464,081
 --------------------------------------------------------------------------- ---------------- ---------------- ----------------

 NET LOSS FOR THE YEAR                                                            $ 476,876       $1,477,390       $6,353,547
 =========================================================================== ================ ================ ================




 BASIC NET LOSS PER SHARE                                                         $   (0.02)      $    (0.12)
 =========================================================================== ================ ===============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 3)                             27,221,581       11,933,951
 =========================================================================== ================ ===============


    The accompanying notes are an integral part of these interim consolidated financial statements



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                       November 15,
                                                                                  Three Months       Three Months              2001
                                                                               Ended March 31,    Ended March 31,    (inception) to
                                                                                          2005               2004    March 31, 2005
----------------------------------------------------------------------------- ----------------- ------------------ -----------------
                                                                                                                           (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                          $  (476,876)      $ (1,477,390)      $(6,353,547)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                         1,928                291             8,612
  - accounts receivable                                                                150,523                  -           (20,340)
  - accrued interest receivable                                                           (641)                 -               955
  - prepaids and deposits                                                                5,198                  -           (35,373)
  - accrued interest expense                                                                 -             25,255            81,717
  - accounts payable                                                                    34,742             65,808           706,084
  - loss on conversion or settlement of debt                                                 -                  -           239,448
  - accrued management fees                                                                  -                  -            84,500
  - stock based compensation                                                                 -            947,550         2,769,095
  - expenses paid by the issuance of shares                                             61,100            272,500           561,307
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (224,026)          (165,986)       (1,957,542)
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                     (763)                 -           (38,378)
  Oil and gas properties                                                               (33,987)           (118,229)      (1,196,994)
  Pre reverse acquisition advances from Petrogen Corp. (Note 3)                              -                  -           100,000
  Cash acquired on reverse acquisition of Petrogen Inc. (Note 3)                             -                  -               868
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

NET CASH USED IN INVESTING ACTIVITIES                                                   34,750           (118,229)       (1,134,504)
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                                           -            208,500         2,723,610
  Restricted cash                                                                            -                  -           (45,000)
  Notes payable                                                                              -            (10,000)          (36,920)
  Debenture payable                                                                          -            (45,500)         (138,302)
  Loans receivable                                                                           -                  -            550,000
  Advances                                                                                   -          1,201,012                 -
  Cash advances from former related parties                                                  -                  -           318,990
  Advances from related parties                                                         63,196            (17,923)          351,414
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                                63,196          1,336,089         3,723,792
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

INCREASE IN CASH                                                                      (195,580)         1,051,874           613,746

CASH, BEGINNING OF PERIOD                                                              827,326              8,377                 -
----------------------------------------------------------------------------- ----------------- ------------------ -----------------

CASH, END OF PERIOD                                                                 $  631,746       $  1,060,251        $  631,746
============================================================================= ================= ================== =================


   Non-cash transactions:  Refer to Notes 3, 8 and 9.

   SUPPLEMENTARY DISCLOSURE:
   Interest paid                                                                        $ -               $ -                $ -
                                                                           ========================================================
   Income taxes paid                                                                    $ -               $ -                $ -
                                                                           ========================================================


    The accompanying notes are an integral part of these interim consolidated financial statements

                                 PETROGEN CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
--------------------------------------------------------------------------------
                                   (Unaudited)

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

Our principal geographic areas of focus lie in the Gulf of Mexico, Texas Permian Basin and Rocky Mountain regions, with core assets presently located in the Emily Hawes Field on the Texas Gulf Coast, Enos Creek Field in central Wyoming and Baxterville Field in southern Gulf Coast of Mississippi. We have also acquired the option to develop the Adams Ranch Field and the Harrell Ranch Field in the east Texas Permian Basin area. We have acquired interests and the rights to develop interests in five properties spanning over approximately 13,700 net acres with what management believes to be developmental opportunities that represent probable proven reserves in several reserve categories that can potentially be developed longer term with targeted exploration and development efforts. Management anticipates that our ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development and expansion of the Company's Texas properties, as well as ongoing developments of its Wyoming property through of the drilling of new wells into what management anticipates will thereafter be proven producing reserves. Currently, we are assessing divestiture opportunities related to its Mississippi property. We plan to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunities for us and our shareholders over the immediate, near and long term.

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

As at March 31, 2005, the Company had working capital deficiency of $210,718 and has realized significant losses to date. The Company's continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


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

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)


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

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 9:

                                               March 31, 2005    March 31, 2004
                                              ---------------- -----------------
  Net loss as reported                            $ (476,876)      $(1,477,390)
  SFAS 123 additional compensation expense           (14,005)         (499,350)
                                              ---------------- -----------------
  Pro forma net loss under SFAS No. 123           $ (490,881)      $(1,976,740)
                                              ================ =================

  Basic net loss per share as reported               $ (0.02)           $(0.12)
                                              ================ =================
  Pro forma net loss per share under SFAS
  No. 123                                            $ (0.02)           $(0.17)
                                              ================ =================

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

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 4 - NOTES RECEIVABLE

Pursuant to the Company's 2004 Stock Option Plan, during the year ended December 31, 2004 a total of 2,530,000 stock options were exercised at a price of $.25 per share for proceeds of $632,500 which the Company agreed to loan the optionees. These loans were secured by demand promissory notes bearing interest at 8% per annum. At March 31, 2005 and December 31, 2004 $32,500 of these notes remaining outstanding on which interest of $2,237 has been accrued to March 31, 2005.


NOTE 5 - OIL AND GAS PROPERTIES

EMILY HAWES FIELD, CALHOUN COUNTY, TEXAS

By agreement dated May 20, 2002 Petrogen acquired a 95% working interest ("WI") and 77.5% net revenue interest ("NRI") in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. As consideration Petrogen issued 365,000 shares of common stock, issued a floating charge debenture in the amount of $75,000, and issued notes payable totaling $47,145 to various lessors. During the year ended September 30, 2003 the notes payable were repaid in full. To date Petrogen has capitalized a total of $541,441 of expenditures relating to this property.

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

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 5 - OIL AND GAS PROPERTIES (CONTINUED)

On September 20, 2004, the Company entered an agreement whereby it purchased a 5% working interest for $3,536 resulting in the Company retaining a total 29.06% net revenue interest of a 37.5% working interest in and to the Emily Hawes Field.

Subsequent to March 31, 2005, the Company entered into a purchase and sale agreement to purchase an additional 37.5% working interest in the Emily Hawes Field property resulting in the Company having a 58% NRI and a 75% working interest. Refer to Note 11.

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

Effective November 12, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date Petrogen has capitalized a total of $392,111 of expenditures relating to this property.

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

The Company has been developing operations at Baxterville Field and to date has recompleted the Moody #6 wellbore and the SJ Hooper # 1 wellbore. Initially, production was established at the SJ Hooper #1 wellbore with a production rate of 17 barrels of oil per day. The Company thereafter attempted a secondary recompletion upon the wellbore to increase production from it, however resulting in a hole in the tubing causing the wellbore to fail. The Company completed operations upon the Moody #6 wellbore and attempted to establish production, however, formation waters were too significant to overcome and operations were shut down to reduce any further costs, Currently, the Moody #6 wellbore and the SJ Hooper #1 wellbore are in a shut-in status as they are not producing any economic quantities of hydrocarbons. The Company is currently assessing opportunities related to the potential divestiture of its interests in Baxterville Field.

ENOS CREEK FIELD, WYOMING

Effective October 31, 2002, Petrogen acquired from Coronado Oil Company LLC (Coronado) a 100% WI and a 77.5% NRI in the Brown Government Lease (the "Property"), located in the Enos Creek gas field, Hot Springs County, Wyoming. Petrogen has agreed to pay to Coronado 50% of its production income net of royalties to a maximum of $75,000. In addition, the agreement provides Coronado the right to back-in to a 50% WI upon Petrogen having completed development operations upon the Property and recouping all of its expenses related to those developments and upon Coronado forfeiting its 5% overriding royalty interest. To date Petrogen has capitalized a total of $324,486 of expenditures relating to this property.

ADAMS RANCH AND HARRELL RANCH PROPERTIES, CROCKETT COUNTY, TEXAS

The Company holds certain rights to develop an average 100% working interest and 77.5% net revenue interest located on approximately 15,000 acres of developed and undeveloped acreage on the Adams Ranch and Harrell Ranch prospects in Crockett County, Texas, which consists of 6,480 net acres of shallow development rights and 13,700 net acres of deep development rights. The properties are located in the Permian Basin upon what management believes to be potentially productive natural gas reserve which could be exploited through the development of new gas wells. Petrogen plans to drill if adequate funding can be raised. The Company is currently formalizing the terms and provisions of the formal contractual arrangements related to these properties, as well as negotiating with several third parties interested in the potential of entering into joint venture development agreements to commence operations upon the project.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)


NOTE 5 - OIL AND GAS PROPERTIES (CONTINUED)

The Company has negotiated certain rights to farm-in to and/or develop the 15,000 acre properties. Pursuant to the terms and provisions of the Farm-In Agreement currently in place and/or being finalized: (i) the Company would have the right to conduct a series of earn-in development initiatives to fully develop the Adams/Harrell Properties. To date the Company has capitalized a total of $99,804 of expenditures relating to these properties.

MATAGORDA ISLAND PIPELINE

On March 10, 2003, Petrogen International Limited ("PIL"), a company with directors in common with the Company, entered into a Lease Assignment Agreement (the "Lease") with James Timothy Roche ("Roche"), whereby PIL leased a natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas from Roche.

The terms of the Lease stipulate that Petrogen advances the sum of $3,000 to Roche as a partial payment toward the debt owing to Roche under the terms of a Promissory Note entered into between Petrogen and Roche on May 22, 2002. PIL thereafter entered into an assignment agreement (the "Assignment") with the Company, whereby PIL assigned the Lease to for consideration of certain operator fees and royalties of between $.09 and $.25 per MCF payable to PIL from Petrogen as Lease assignee upon the sales of any natural gas transmitted through the pipeline. In December of 2003, PIL assigned all rights, title and interest in and to the pipeline lease to the Company for no consideration and any and all terms related to payment of royalties from the Company to PIL were extinguished.

On March 30, 2005, the Company entered into a purchase agreement (the "Purchase Agreement"), with Roche pursuant to which it purchased the natural gas transmission pipeline located on Matagorda Island. As consideration for the pipeline the Company agreed to issue to Roche 175,000 restricted shares of common stock valued at $87,500 (issued subsequently) and agreed to pay a further consideration for the pipeline purchase whereby it will pay a combined royalty of $.16 per MCF transmitted through the pipeline up to a total amount of $50,000 and thereafter, pay to Roche $.12 per MCF transmitted through the pipeline, both amounts of which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 billion cubic feet of natural gas. To date the Company has capitalized a total of $87,500 of expenditures relating to this property.

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

NOTE 6 - DEBENTURES PAYABLE

DEBENTURE
In connection with the Emily Hawes acquisition described in Note 5, the Company issued a debenture in the amount of $75,000, bearing interest at 15% per annum, secured by a floating charge security on all assets of the Company, and due on May 20, 2003 which was extended to June 30, 2004. The principal of $75,000 was repaid in 2004 and at March 31, 2005 $4,554 of interest remains owing.

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

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 6 - DEBENTURES PAYABLE (CONTINUED)

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

Accordingly, during 2004, the Company issued the 2,934,690 shares in full settlement of the debt which had a book value at the time of settlement of $714,800. As the shares had a fair market value of $939,101 the Company recognized a loss on settlement of $224,301.

NOTE 7- RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005, management fees of $74,250 (March 2004: $66,000) were incurred to two directors and officers of the Company of which $22,500 (March 2004: $21,000) has been capitalized as oil and gas development costs. During the three months ended March 31, 2005 additional management bonuses of $45,000 (March 2004: $175,000) were incurred to these two directors and officers of the Company. The Company is committed to pay these two directors $24,750 in combined management fees per month.

At March 31, 2005, these directors and officers were owed $22,303 for management fees and bonuses (December 2004: $16,679 was owed by these directors and officers for advances).

During the three months ended March 31, 2005, management fees of $NIL (March 2004: $7,500) were incurred to a director of the Company. At March 31, 2005, this director is owed $67,500 (December 2004: $67,500) for management fees due.

During the three months ended March 31, 2005, management fees of $30,000 (March 2004: $NIL) were incurred to an officer of the Company. During the three months ended March 31, 2005, additional management bonuses of $15,000 (March 2004:
$NIL) was incurred to this officer of the Company. At March 31, 2005, this director is owed $65,000 (December 2004: $40,787) for management fees due. The Company is committed to pay this officer $10,000 in management fees per month.

At March 31, 2005, $63,626 (December 2004: $63,626) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1.

All related  party  transactions  are in the normal  course of business  and are
measured  at  the  exchange  amount,   which  is  the  amount  of  consideration
established and agreed to by the related parties.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)


NOTE 8 - CAPITAL STOCK

Common Shares

On January 30, 2004, 50,000 shares were returned to treasury and cancelled.

During the year ended December 31, 2004, the Company issued an aggregate of 6,339,600 shares of common stock for options exercised at prices ranging from $0.20 to $0.50 per share. The proceeds received were $1,715,400 of which $239,500 was received in cash, $632,500 was notes receivable (of which $550,000 was repaid and $50,000 was settled for debt) and $843,400 was used to reduce existing debt. Refer to Note 6.

On August 18, 2004 the Company issued 2,934,690 shares to retire the convertible debenture detailed in Note 6.

On September 21, 2004 the Company issued 7,284,000 units at a price of $0.25 per unit for cash proceeds of $1,821,000. Each unit consists of one common share, one 1/2 warrant, whereby each full warrant can be converted into one common share at a price of $0.50 exercisable to September 21, 2005, and a piggy-back warrant with a conversion price of $1.00 that can be exercised to September 21, 2006, subsequent to the exercise of the $0.50 half warrants. In addition, 100,000 units were issued as a finder's fee. Management estimated that the fair value of all the share purchase warrants associated with the private placement was $182,100.

There were no transactions for the three months ended March 31, 2005.

Warrants

A summary of the Company's warrants at March 31, 2005 and the changes for 2004 and 2005 are as follows:

                                                      Weighted         Weighted
                                                      Average          Average
                                       Warrants       Exercise        Remaining
                                     Outstanding       Price             Life
                                    ---------------- --------------  -----------

  Balance, December 31, 2003             119,759          $0.50
           Issued                      3,642,000          $0.50
           Exercised                           -              -
           Cancelled                           -              -
           Expired                     (119,759)              -
                                    ---------------- --------------

  Balance, December 31, 2004           3,642,000          $0.50       0.72 years
                                                                     ===========
           Granted                             -              -
           Exercised                           -              -
           Cancelled                           -              -
           Expired                             -              -
                                    ---------------- --------------

  Balance March 31, 2005               3,642,000          $0.50       0.48 years
                                    ================ ==============  ===========

All 3,642,000 warrants are exercisable at $0.50 per share and expire on September 21, 2005.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 9 - OBLIGATION TO ISSUE SHARES

At March 31, 2005, the Company was obligated to issue a total of 1,129,400 common shares valued at $194,228 as follows: 180,000 common shares under a private placement subscription; 30,000 common shares for consulting fees;
628,400 common shares relating to finders' fees on previous share issuances; 175,000 common shares relating to the purchase of the Matagorda Island Pipeline, and 116,000 common shares pursuant to an investor relations contract. Refer to
Note 12.

The Company entered into a consulting agreement dated February 1, 2005 for a term of one year under which the Company must issue 432,000 common shares over time (116,000 owing at March 31, 2005) and pay $6,500 per month.

NOTE 10 - STOCK OPTION PLAN

The Board of Directors of the Company has ratified, approved and confirmed the adoption of a series of amendments to its incentive stock option plan ("2003 Stock Option Plan"), to provide for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 10,000,000 shares.

On July 22, 2004, the Board of Directors of the Company ratified, approved and confirmed the adoption of a 2004 Stock Option Plan providing for the granting of up to 6,000,000 shares of common stock. The Company filed an S-8 Registration Statement for 5,000,000 shares under the 2004 Plan during July 2004 and has granted 3,985,000 options to officers, directors and consultants.

On November 1, 2003, the Company granted a total of 3,200,000 stock options at exercise prices of $0.20 to $0.25 per common share. Of these options, 1,500,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 500,000 vested immediately, and 1,200,000 were subject to vesting on a straight-line basis over 60 months, of which 320,000 have vested at March 31, 2005 (December 31, 2004: 260,000).

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro-forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these options. The application of the fair value method as described below resulted in pro-forma stock based compensation totaling $382,600 of which $130,510 was disclosed to December 31, 2003, $32,680 was disclosed to December 31, 2004, $14,005 was disclosed to March 31, 2005 and the remaining $199,105 will be disclosed upon vesting of the underlying stock options.

The Company estimated the fair value of the November 1, 2003 stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and an expected volatility of 174%

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)


NOTE 10 - STOCK OPTION PLAN  (CONTINUED)

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

The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and expected volatilities ranging from 172% to 205%

Of the options granted during the year ended December 31, 2004, certain of the employee options were granted with exercise prices less than the market value of the Company's common stock resulting in an intrinsic value expense in the period of $163,600. In addition, with respect to the employee options disclosure has been provided in Note 2 reflecting the results of applying the fair value method to share options resulting in a further pro-forma stock based compensation of $981,000. With respect to the options granted to non-employees, the Company recorded a stock based compensation expense of $1,883,050.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)


NOTE 10 - STOCK OPTION PLAN  (CONTINUED)


                                                                                      Weighted       Weighted
                                                                                       Average        Average
                               Number of                    Exercise                   Exercise      Remaining
                                 Options     Date of Issue    Price     Expiry Date     Price     Contractual Life
                               -----------------------------------------------------------------------------------
Balance, December 31, 2003      5,631,000                                               $ 0.32       4.35 years
                                                                                        ======       ==========

Granted during the year         1,750,000       04-Mar-04       0.25    04-Mar-07
                                  765,000       04-Mar-04       0.25    04-Mar-14
                                1,650,000       04-Mar-04       0.50    04-Mar-07
                                  460,000       04-Mar-04       0.50    04-Mar-14
                                  375,000       04-Mar-04       0.75    04-Mar-07
                                  700,000       22-Jul-04       0.30    22-Jul-14
                                2,250,000       22-Jul-04       0.30    22-Jul-07
                                   60,000       22-Jul-04       0.30    03-Mar-07
                                  450,000       22-Jul-04       0.75    22-Jul-14
                                  325,000       22-Jul-04       1.00    22-Jul-14
                                  200,000       01-Oct-04       0.50    30-Sep-05

Exercised during the year        (530,000)                      0.50    12-Feb-06
                                 (470,000)                      0.25    10-Sep-06
                                 (100,000)                      0.50    10-Sep-06
                                  (60,000)                      0.25    10-Sep-06
                               (1,600,000)                      0.20    01-Nov-08
                                 (400,000)                      0.25    01-Nov-06
                                  (40,000)                      0.25    01-Nov-13
                                 (495,000)                      0.50    04-Mar-14
                               (1,584,600)                      0.75    04-Mar-07
                                  (60,000)                      0.30    03-mar-07
                               (1,000,000)                      0.30    22-Jul-07

Balance, December 31, 2004      8,276,400                                               $ 0.45       4.62 years
                                                                                        ======       ==========

Granted during the period               -
Exercised during the period             -

Balance, March 31, 2005         8,276,400                                               $ 0.45       4.38 years
                               ==========                                               ======       ==========



NOTE 11 - CONTINGENCIES

On September 15, 2004, a lawsuit was filed by Petroguard Company, Inc. ("Petroguard") against Petrogen and a director of Petrogen, Inc. The claims made by Petroguard Company, Inc. in its complaint allege conversion, unjust enrichment, fraud, and negligent representation regarding the geologic and geophysical interpretations of a three-dimensional seismic survey of approximately 135 square miles constituting Esperitu-Santo Bay and most of Matagorda Island, and that Petrogen wrongfully obtained the seismic survey. Petroguard is claiming injunctive relief including a cease and desist order against Petrogen. Petrogen has responded in its answer to the complaint denying receipt of the seismic data as alleged and counterclaiming that Petrogen is in possession of some related data that is not three-dimensional, which it properly acquired from a third party. The Company intends to aggressively defend all such claims and to pursue all such legal actions remedies against Petroguard.

On April 6, 2005, the Company filed a lawsuit against Davis Gulf Coast ("Davis") in the 55th Judicial District Court of Harris County, Texas. The claims made by Petrogen in its complaint against Davis allege breach of contract. Previously, Petrogen and Davis had entered into an agreement pursuant to which Davis agreed to provide support and services for the drilling program on Matagorda Island. The complaint alleges that Davis breached its agreement by failing to perform services in a timely and proper manner. Davis has filed an answer and counterclaim to the complaint alleging that Petrogen failed to compensate it in the amount of $177,234. The Company denies any liability to Davis and intends to aggressively defend all such claims and to pursue all such legal actions and remedies against Davis.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
--------------------------------------------------------------------------------
(UNAUDITED)

NOTE 11 - CONTINGENCIES

On October 20, 2004 the Company commenced an action against X-Clearing Corp. (X-Clearing), the Company's previous transfer agent, in the District Court for the City and County of Denver, State of Colorado for return of our stock record documents. X-Clearing has filed an answer and counterclaim asserting that the Company is liable to X-Clearing for certain legal expenses incurred by X-Clearing Corp. in prosecuting an action against the Depository Trust Company, which legal expenses are currently undeterminable. The Company intends to aggressively pursue all such claims and to pursue all legal actions and remedies against X-Clearing.

On May 4, 2005, a lawsuit was filed by Investrend Communications, Inc. d/b/a Investrend Research ("Investrend") against Petrogen. The claims made by
Investrend in its complaint allege breach of contract for news and coverage services provided and unjust enrichment. The Company has not responded to the lawsuit but intends to aggressively defend all such claims and to pursue all legal actions and remedies against Investrend.

The likelihood of losses, if any, relating to the above contingencies is currently not determinable and no provision for losses has been recorded.


NOTE 12 - SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Company entered into a purchase and sale agreement with Nortex Corporation, Danny L. Stephens Interests and Robert W. Kent ("Nortex, et al"), pursuant to which it agreed to purchase Nortex, et al's 37.5% working interests (the "Nortex Interests") in and to the Company's Emily Hawes Field property, Calhoun County, Texas. As consideration for the Nortex Interests, the Company made a one time cash payment to Nortex, et al of $300,000. As additional consideration for the Nortex Interests, the Company agreed to accrue any and all costs associated with the Nortex Interests commencing January 1st, 2005.

Subsequent to March 31, 2005, a total of 2,87,740 common shares valued at $807,145 as follows: 628,400 common shares for finders' fees on prior share issuance; 175,000 common shares for the purchase of the Matagorda Island Pipeline detailed in Note 5; 146,000 common shares for consulting services; and 120,000 common shares for subscription proceeds received. Under the Company's 2004 stock option plan, 1,497,340 shares were issued for the exercise of stock options for net proceeds of $521,170, of which $146,170 was utilized to off-set debt owing to a director and two consultants, and 305,000 bonus shares were issued for services performed during 2004 and 2005.

Effective May 2, 2005, the Company appointed Mr. Brian Fiddler as Chief Financial Officer for a monthly remuneration of $4,500 plus 100,000 stock options at $0.50 and 100,000 stock options at $0.75.

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

As of the date of this Quarterly Report, we are an independent oil and gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, development and exploration of oil and natural gas properties throughout the United States with operations based in Houston, Texas. We are together with our wholly owned subsidiary, Petrogen, Inc. ("Petrogen"), a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. Our core business strategy is to acquire interests in fields that have proven hydrocarbon reserve development opportunities as well as to acquire properties that have previously produced hydrocarbons from proved developed reserves that provide for immediate undeveloped upside potential.

Our principal geographic areas of focus lie in the Gulf of Mexico, Texas Permian Basin and Rocky Mountain regions, with core assets presently located in the Emily Hawes Field on the Texas Gulf Coast, Enos Creek Field in central Wyoming and Baxterville Field in southern Gulf Coast of Mississippi. We have also acquired the option to develop the Adams Ranch Field and the Harrell Ranch Field in the east Texas Permian Basin area. We have acquired interests and the rights to develop interests in five properties spanning over approximately 13,700 net acres with what management believes to be developmental opportunities that represent probable proven reserves in several reserve categories that can potentially be developed longer term with targeted exploration and development efforts. Management anticipates that our ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development and expansion of the Company's Texas properties, as well as ongoing developments of its Wyoming property through of the drilling of new wells into what management anticipates will thereafter be proven producing reserves. Currently, we are assessing divestiture opportunities related to its Mississippi property. We plan to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunities for us and our shareholders over the immediate, near and long term.

OIL AND GAS PROPERTIES

As of the date of this Quarterly Report, we have not reported nor filed any reserve estimates with any Federal agencies, and have plans to commence production from certain properties. As of the date of this Quarterly Report, we do not maintain any developed acreage. We maintain approximately an aggregate of 17,691 gross undeveloped acreage and 13,700 net undeveloped acreage pursuant to leases and/or concessions as discussed below. The following is a description of our oil and gas operations.

         EMILY HAWES FIELD PROJECT

PRODUCTIVE WELLS AND ACREAGE. We hold a 75% working interest and a 58.125% net revenue interest in approximately 1,571 gross (1,156.65 net) undeveloped acreage of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). Previously we held a 95% working interest and a 77.5% net revenue interest in the Emily Hawes Field. Subsequently, we entered into farm-in agreements with Nortex Corporation ("Nortex") and Darcy Energy LLC, formerly known as Bazmo Exploration LLC ("Darcy"), respectively, pursuant to which we assigned a portion of our interests and retained a 37.5% working interest and a 29% net revenue interest. Then, on September 20, 2004, we entered into an agreement with Leila Clark Wynn Mineral Trust, whereby we acquired 5% working interest for $3,536 resulting in a 29.06% net revenue interest. On April 13, 2005, we re-acquired an additional 37.5% working interest in the Emily Hawes Field from other working interest owners, thus increasing our working interest back to 75%. In consideration for the original 95% working interest and the 77.5% net revenue interest we initially acquired in Emily Hawes Field, we previously issued a floating charge debenture in the amount of $75,000.00 and certain notes payable totaling $47,145 to certain lessors. As at December 31, 2003, the notes aggregating $47,145 have been paid in full. The oil and gas leases relating to the Emily Hawes Field were to terminate by October 31, 2004 unless operations commenced upon the property prior thereto which, in such event, the leases will continue indefinitely. As of the date of this Quarterly Report, acquisition of the additional 37.5% working interest provides us with an aggregate 75% working interest.

We previously announced that a drilling rig commenced sidetrack drilling operations on the Emily Hawes #3-A Sidetrack (EH-3A) well on September 28, 2004. The EH-3A is the first of a potential four well drilling program on Hawes Field in an effort to stimulate the development of natural gas production from the area. We anticipated encountering, based on pre-drill expectations, as many as six recognized pay sands on the Emily Hawes Field between depths of 6,250 feet and 6,750 feet, with projected net pay of approximately 50 feet. Subsequently, we performed post-drill analysis and announced log results that the drilling had encountered up to eight potential pay sands after the EH-3A well had been drilled to a total measured depth of 6,725 feet. Log analysis reflected 75 feet of gross sand and greater than 60 feet of possible natural gas pay.

We further announced completion of the analysis and development operations of the EH-3A and the successful four-point gas test on the lower Miocene sand. The Miocene sand tested at 978 mcf per day of natural gas on a 14/64" choke with flowing tubing pressure of 1,395 psi. The final shut-in pressure was recorded at 1950 psi, and calculated absolute open flow was recorded at 1,998 mcf per day of natural gas. As of the date of this Quarterly Report, we anticipate that we can hook-up the EH-3A to the pipeline and commence producing and selling natural gas. We believe that this validates our strategy and developmental model of re-establishing gas production at the Emily Hawes Field and provides the platform to `prove-up' a portion of the estimated 12.3 billion cubic feet of gross potential previously producing natural gas reserves.

PRESENT ACTIVITIES. As of the date of this Quarterly Report, and as part of our commencement of operations at the Emily Hawes Field, we entered into two separate farm-out agreements with Nortex and Bazmo, respectively, pursuant to which: (i) we retained a 37.5% working interest and a 29.1% net revenue interest in all hydrocarbon developments to depths above 7,100 feet; (ii) we are required to fund approximately 17% of developmental costs of the initial well; (iii) the parties agreed to test and potentially develop the Frio Formation at depths of up to approximately 12,000 feet under the same percentage interests; and (iv) Nortex and Bazmo have the right to opt out of those Frio Formation tests by assigning their currently held respective interests to us. Additionally, we entered into an operations and development agreement with a Houston based drilling services contractor to provide Petrogen as project operator all drilling and development requirements at Emily Hawes Field.

As of the date of this Quarterly Report, we have returned to the Emily Hawes Field to complete the EH-3A wellbore for hook-up to our recently purchased natural gas pipeline on Matagorda Island. We anticipate commencement of natural gas production and sales revenues during the second quarter of 2005. We believe that completion of the EH-3A wellbore and pipeline hook-up will enable the Company to advance from an exploration-stage company to an operational-stage company, and provides the platform to `prove up' a portion of the Emily Hawes Field's estimated recoverable 12.3 bcf of gross potential gas reserves.

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

         S. J. HOOPER #1.

On October 25, 2002, we also entered into a letter of intent with Crown Royalties of Louisiana, Inc., pursuant to which we acquired a 100% working interest and a 77% net revenue interest in the S.J. Hooper #1 well-bore, which lies adjacent to the Baxterville Field (the "Hooper Lease"). We believe that the Hooper Lease is a valuable addition to our ongoing Baxterville Field development strategy. The Hooper Lease well-bore falls below our criteria for acquisition, however, geophysical log analysis of the well-bore indicates that there is a high probability of significant productive gas zones. Coupled with Baxterville Field, the Hooper Lease meets Mississippi's minimum acreage spacing requirements for a gas wellbore completion and is, therefore, a key component in our development of potential gas reserves in its Baxterville Field interests. We anticipate that potentially recoverable oil reserves can be exploited through the recompletion and secondary work-over operations and will, thereafter, attempt to perforate the potential gas bearing zones to attempt a natural gas completion. We are also considering the potential to "twin" the well bore (hydrocarbons produced from two zones at the same time) once clarification pursuant to spacing requirements is received from the Mississippi State Oil and Gas Board and adequate funding is available.

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

         ENOS CREEK FIELD/BROWN GOVERNMENT LEASE

PRODUCTIVE WELLS AND ACREAGE. We hold a 100% working interest and a 77.5% net revenue interest in all existing and future wells located on approximately 440 gross (330 net) undeveloped acreage in the Enos Creek field in Hot Springs County, Wyoming (known as the "Brown Government Lease"). Pursuant to the terms and provisions of the Brown Government Lease: (i) we will pay to Coronado Oil Company 50% of its production income net of royalties to a maximum of $75,000; and (ii) Coronado Oil Company has the right to back-in to a 50% working interest at the time when we complete our development operations and recoup all of our expenses related to those developments, and upon Coronado Oil Company exercising that back-in right, they will forfeit their existing 5% overriding royalty interest which will effectively thereafter increase our net revenue interest from 77.5% to 82.5%. The oil and gas leases relating to the Brown Government Lease will continue in existence subject to the Company performing the required operations to attempt to bring the property back into the status of production as set forth under the guidelines of the Wyoming Bureau of Land Management.

We are also currently under the terms of an agreement with the vendor of the Brown Government Lease, Coronado Oil Company, that delineates an additional 440 acres within an area of mutual interest (the "AMI"). The AMI also comprises part of the Brown Government Lease, in which we shall hold, upon completion of acquisition, a 100% working interest of an 80% net revenue interest. Coronado Oil Company has the right to back-in to a 25% working interest at the time when we complete our development operations and recoup all of our expenses related to those developments upon the AMI, and upon Coronado Oil Company exercising that back-in right, they will forfeit their existing 5% overriding royalty interest which will effectively thereafter increase our net revenue interest from 77.5% to 82.5% in all existing and future new wells located within the AMI of the Brown Government Lease.

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

PRESENT ACTIVITIES. On May 8th, 2003, we entered into a preliminary gas sales contract (the "Gas Sales Contract") with Sierra Gas Corporation ("SGC"). Pursuant to the terms and provisions of the Gas Sales Contract: (i) SGC shall, upon Petrogen's successful production of natural gas hydrocarbons, gather gas from the Enos Creek property as productive capacity is brought on stream and made available for purchase; and (ii) we will be paid 90% of Colorado Interstate Gas at First of Month Index Price. As of the date of this Quarterly Report, no gas sales have been made due to the relationship with the Enos Creek operations vis a vis the Brown Government Lease. We anticipate that subject to successful well recompletions being conducted, our first gas sales in this regard may commence by approximately third quarter 2005.

         ADAMS RANCH AND HARRELL RANCH PROPERTIES

PRODUCTIVE WELLS AND ACREAGE. We hold certain rights to develop the Adams and Harrell Ranches based upon an average 100% working interest and a 77.5% net revenue interest. The properties are located on approximately 15,000 acres of developed and undeveloped acreage on the Adams Ranch and Harrell Ranch prospect in Crockett County, Texas (the "Adams/Harrell Properties"), which consists of 6,480 net acres of shallow development rights and 13,700 net acres of deep development rights. The Adams/Harrell Properties are located directly adjacent to the each other in the east Texas Permian Basin upon what we believe to be potentially productive reserves, which could be produced from new gas wells we plan to drill in 2005 if adequate funding is acquired. We are currently formalizing the terms and provisions of formal contractual arrangements related to the Adams/Harrell Ranch Properties, as well as negotiating with several third parties interested in the potential of entering into joint venture development agreements to commence operations upon the property.

PRESENT ACTIVITIES. We have negotiated specific terms to farm-in to and/or develop the Adams/Harrell Properties (the "Farm-In Agreements"). Pursuant to the terms and provisions of the Farm-In Agreements, we have the right to conduct a series of earn-in development initiatives to fully develop the Adams/Harrell Properties through all depths to 12,000 feet.

As of the date of this Quarterly Report, we have not commenced development or re-stimulation initiatives on the Adams/Harrell Properties, but intend to commence such initiatives during calendar year 2005. We believe that the Adams/Harrell Properties represent the opportunity to develop numerous Canyon sand and commingled Strawn and Ellenberger formation new well drill site locations. In addition to providing substantial long-term growth potential, there are currently eleven wellbores in various stages of production that we have the right to attempt to re-stimulate to establish an initial base of production if economically viable.

         MATAGORDA ISLAND PIPELINE

On March 31, 2005, we entered into a purchase agreement (the "Purchase Agreement") with Timothy Roche ("Roche") pursuant to which we purchased the natural gas transmission pipeline located on Matagorda Island. In accordance with the Purchase Agreement: (i) we issued to Roche 175,000 shares of our restricted common stock at $0.50 per share for an aggregate value of $87,500;
(ii) we further agreed to pay additional consideration to Roche a royalty of $0.16 per mcfg transmitted through the pipeline up to $50,000 and, thereafter, $0.12 per mcfg transmitted through the pipeline, both amounts which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 bcf. As a result of consummation of the Purchase Agreement, we control the only gas gathering right-of-way on Matagorda Island, as this is the only existing pipeline on Matagorda Island. This ownership results in our ability to transport our own production from the Emily Hawes Field as well as to transfer production from other operators on Matagorda Island. We believe that the Matagorda Island natural gas pipeline has the capacity to transport up to 20,000,000 gross cf of natural gas per day. Previously, we conducted integrity tests on the Matagorda Island pipeline and repaired minor damages to the pipeline to ensure that transmission capacity would be in place prior to anticipated natural gas production from Emily Hawes Field. As of the date of this Quarterly Report, the pipeline is fully ready for production and transport of natural gas.

RESULTS OF OPERATION

THREE-MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2004

Our net losses during the three-month period ended March 31, 2005 were approximately ($476,876) compared to ($1,477,390) during the three-month period ended March 31, 2004 (a decrease of $1,000,514). During the three-month period ended March 31, 2005, we recorded revenue in the form of operator fees of approximately $2,581 resulting from amounts we charge for management services and interest income of $641 compared to $-0- revenue recorded during the three-month period ended March 31, 2004.

During the three-month period ended March 31, 2005, we incurred operating expenses of approximately $490,098 compared to operating expenses of $1,477,390 incurred during the three-month period ended March 31, 2004. These operating expenses incurred during the three-month period ended March 31, 2005 consisted of: (i) $218,275 (2004: $69,478) in general and administrative expenses; (ii) $151,750 (2004: $292,500) in management and consulting fees to related party;
(iii) $108,145  (2004:  $141,889) in  professional  fees; and (iv) $1,928 (2004:
$291) in depreciation. Additional operating expenses were incurred during the three-month period ended March 31, 2004 consisting of: (i) $25,682 in interest expense; and (ii) $947,550 in management and consulting fees - stock based compensation relating to the fair valuation of stock options granted.

The decrease in operating expenses during the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004 was primarily due to the non-incurrence of management and consulting fees - stock based compensation and the incurrence of same relating to the fair valuation of stock options granted during the three-month period ended March 31, 2004 and a decrease in management and consulting fees to related party.

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. During the three-month period ended March 31, 2005, approximately $51,750 was incurred by us to Mr. Spindler for management and consulting services rendered, and an additional $30,000 was incurred by us to Mr. Spindler as bonus management fees. At March 31, 2005, Mr. Spindler owed $1,421 for monies advanced towards unbilled expenses incurred on behalf of us.

Mr. Kerrigan, our Co-President and a director, derives remuneration from us as compensation for management and consulting services rendered. During the three-month period ended March 31, 2005, approximately $22,500 was incurred by us to Mr. Kerrigan for management and consulting services rendered, and an additional $15,000 was incurred by us to Mr. Kerrigan as bonus management fees. At March 31, 2005, we owed Mr. Kerrigan an aggregate of $23,724 retlating to management fees and bonuses.

Mr. Sen, our Co-President, derives remuneration from us as compensation for management and consulting services rendered. During the three-month period ended March 31, 2005, approximately $30,000 was incurred by us to Mr. Sen for management and consulting services rendered, and an additional $15,000 was incurred by us to Mr. Sen as bonus management fees. At March 31, 2005, we owed Mr. Sen an aggregate of $65,000 relating to management fees and bonuses.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. During the three-month period ended March 31, 2005, no management fees were incurred by us relating to Mr. Russell for management services rendered. At March 31, 2005, we owed Mr. Russell an aggregate of $67,500 for accrued management fees.

Our net loss during the three-month period ended March 31, 2005 was ($476,876) or ($0.1) per share compared to a net loss of ($1,477,390) or ($0.12) per share for the three-month period ended March 31, 2004. The weighted average number of shares outstanding was 27,221,581 at March 31, 2005 compared to 11,933,951 at March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

AS OF MARCH 31, 2005

As of the three-month period ended March 31, 2005, our current assets were $867,196 and our current liabilities were $1,077,914, resulting in working capital deficit of $210,718. As of the three-month period ended March 31, 2004, current assets were comprised of: (i) $631,746 in cash; (ii) $45,000 in restricted cash; (iii) $120,340 in accounts receivable; (iv) $34,737 in notes receivables; and (v) $35,373 in prepaids and deposits. As of the three-month period ended March 31, 2005, current liabilities were comprised of: (i) $854,931 in accounts payable and accrued liabilities; (ii) $218,429 due to related parties; and (iii) $4,554 in current portion of debentures payable. See " - Material Commitments."

As of the three-month period ended March 31, 2005, our total assets were $2,393,585 comprised of: (i) $867,196 in current assets; (ii) $1,496,896 in oil and gas properties; and (iii) $29,766 in furniture and equipment (net of depreciation). As of December 31, 2004, our total assets were $2,624,196 comprised of: (i) $1,117,856 in current assets; (ii) $1,475,409 in oil and gas properties; and (iii) $30,931 in furniture and equipment. The decrease in total assets during the three-month period ended March 31, 2005 from fiscal year ended December 31, 2004 was primarily due to a decrease cash in hand.

As of the three-month period ended March 31, 2005, our total liabilities were $1,077,914 consisting of current liabilities. As of December 31, 2004, our total liabilities were $979,976 consisting of current liabilities. The increase in total liabilities during the three-month period ended March 31, 2005 compared to fiscal year ended December 31, 2004 was due primarily to an increase in amounts due to related parties from $155,233 to $218,429.

Stockholders' equity decreased from $1,315,944 for December 31, 2004 to $1,231,444 for the three-month period ended March 31, 2005.

For the three-month period ended March 31, 2005, net cash used in operating activities was ($324,026) compared to net cash used in operating activities of ($165,986) for the three-month period ended March 31, 2004. Net cash used in operating activities during the three-month period ended March 31, 2005 was primarily comprised of: (i) net loss of ($476,876) (2004: ($1,477,390)); (ii)
accounts receivable of $50,523 (2004: $-0-); (iii) accounts payable of $34,742 (2004: $65,808); (iv) expenses paid by the issuance of shares of $61,100 (2004:
$272,500) and (v) prepaids and deposits of $5,198 (2004: $-0-).

Our cash flow from investing activities for the three-month period ended March 31, 2005 was $65,250 compared to net cash used in investing activities of ($118,229) for the three-month period ended March 31, 2004. The net cash from investing activities during the three-month period ended March 31, 2005 was primarily from oil and gas properties in the amount of $66,013 (2004:
($118,229)). The change in net cash from investing activities during the three-month period ended March 31, 2005 was primarily the result of a decrease in the investment and acquisition of oil and gas properties.

Cash flows from financing activities for the three-month period ended March 31, 2005 was $63,196 compared to cash flow from financing activities of $1,336,089 for the three-month period ended March 31, 2004. The net cash flow from financing activities during the three-month period ended March 31, 2005 was primarily comprised of $63,196 (2004: ($17,923)) in advances from related parties. The decrease in net cash from financing activities during the three-month period ended March 31, 2005 was primarily the result of a decrease in the amount of advances received during the three-month period ended March 31, 2004 in the amount of $1,201,012.

PLAN OF OPERATION

As of the date of this Quarterly Report, we have generated little revenue from operations. During the prior fiscal years, we focused primarily on the exploration of potential oil and gas projects and generated no revenues. During those prior fiscal years, we relied upon internally generated funds and advances, funds from the sale of shares of stock and loans from its shareholders and private investors to finance our operations and growth. Our management anticipates a possible increase in operating expenses and capital expenditures relating to oil and gas operating properties and acquisitions.

During fiscal year ended December 31, 2004, we completed a private placement offering whereby we issued 7,284,000 Units for gross proceeds of $1,821,000. Each Unit consists of one share of common stock, one-half of one share purchase warrant (the "Share Purchase Warrant") and one piggyback warrant (the "Piggyback Warrant"). Each whole Share Purchase Warrant entitles the holder thereof to purchase one additional share of our restricted common stock until January 31, 2005 at a purchase price of $0.50 per whole Share Purchase Warrant and each Piggyback Warrant entitles the holder thereof to purchase one additional shares of common stock until January 31, 2006 at a purchase price of $1.00 per Piggyback Warrant, only if the Warrants are first exercised in full. As of March 31, 2005, an aggregate of -0- Share Purchase Warrants have been exercised for gross proceeds of $nil.

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

As of the date of this Quarterly Report, we believe that an estimated $2,000,000 to $5,000,000 is required over the next two years for payment of expenses associated with our ongoing oil and gas exploration, development and production operations. We believe that we can satisfy our cash requirements for approximately the next twelve months based on proceeds received from its private placement offering and its ability to successfully generate revenues from oil and gas production and to obtain advances or equity private placements from certain investors and other parties, as necessary.

As of the date of this Quarterly Report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and material commitments. We must raise additional capital. We have not generated sufficient cash flow in the past to fund its operations and activities. Historically, we have relied upon internally generated funds, funds from the sale of shares of stock and loans from our shareholders and private investors to finance our operations and growth.

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

AMOUNTS DUE TO/FROM RELATED PARTIES

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. At March 31, 2005, Mr. Spindler owed $1,421 for monies advanced towards unbilled expenses incurred on behalf of us.

Mr. Kerrigan, our Co-President/Chief Financial Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. At March 31, 2005, we owed Mr. Kerrigan an aggregate of $23,724 in unpaid and accrued consulting fees and bonuses.

Mr. Sen, our Co-President, derives remuneration from us as compensation for management and consulting services rendered. At March 31, 2005, we owed Mr. Sen an aggregate of $65,000 in unpaid and accrued consulting fees and bonuses.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management and consulting services rendered. At March 31, 2005, we owed Mr. Russell an aggregate of $67,500 in unpaid and accrued fees.

DEBENTURES

In connection with the acquisition of the Emily Hawes Field, we issued a debenture in the amount of $75,000 (the "Debenture"). The terms and provisions of the Debenture provide: (i) interest at the rate of 15% per annum; (ii) a floating charge security interest on all our assets; and (iii) a due date of May 20, 2003, which was extended to June 30, 2004. As of the date of this Quarterly Report, we have repaid approximately $75,000 of principal, including the exercise by the holder thereof of 25,000 Stock Options at $0.25 per share for aggregate proceeds of $6,250, which amount was utilized to off-set the aggregate amount due and owing on the Debenture. Interest of $13,305 has accrued in connection with the Debenture. Therefore, at March 31, 2005, an aggregate of $4,554 remains due and owing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Sacha Spindler, our Chief Executive Officer, and Mr. Brian Fiddler, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at March 31, 2005. Based on that evaluation, Messrs. Spindler and Fiddler concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Petrogen, Inc. vs. Davis Gulf Coast; 55th Judicial District Court of Harris County, Texas, Civil Action No. 2004-65553.

Petrogen Corp. vs. X-Clearing Corp.; District Court for the City and County of Denver, State of Colorado, Case No. 04-CV-8749.

Petroguard Company, Inc. vs. Petrogen, Inc. and Leo Willima Kerrigan: United States District Court for the Southern District of Texas, Victoria Division, Civil Action No. V- 04-94.

Investrend Research vs. Petrogen Corp.; Supreme Court of the State of New York, County of Queens, Index # 7081.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUNACES OF COMMON STOCK

During the three-month period ended March 31, 2005 and up to the date of this Quarterly Report, we have issued an aggregate of 2,871,740 shares of common stock as follows.

MATAGORDA PIPELINE

In accordance with the terms and provisions of the Purchase Agreement, our board of directors on March 31, 2005 authorized the issuance to Roche of an aggregate of 175,000 shares of our restricted common stock at $0.50 per share for an aggregate value of $87,500. The shares of common stock were issued pursuant to the transactional exemption under the Securities Act of 1933, as amended (the "Securities Act") in accordance with Section 4(2). Roche acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

PRIVATE OFFERING

During the three-month period ended March 31, 2005, we engaged in a private placement offering under Regulation D of the Securities Act, which has been terminated. Pursuant to the terms of the private placement, we sold 120,000 shares of our common stock to one investor at the price of $0.25 per share for aggregate proceeds of $30,000. The per share price of the offering was arbitrarily determined by our board of directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and our net estimated worth. We issued 120,000 shares of common stock to one foreign investor under the provisions of Regulation S. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

CONSULTING SERVICES

During the three-month period ended March 31, 2005 and up to the date of this Quarterly Report, our board of director approved the issuance to three of our consultants of an aggregate of 176,000 shares of our restricted common stock at a price of $0.001 per share in accordance with the terms and provisions of the respective consulting agreements. The shares of restricted common stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Section 4(2). Both consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

BONUSES

During the three-month period ended March 31, 2005, and up to the date of this Quarterly Report, our board of directors approved the issuance to four individuals, two of whom are current officers and/or directors, Roche and a consultant, of an aggregate of 275,000 shares of our common stock at a price of $0.001 per share. The shares of common stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Section 4(2).

FINDERS FEE

During the three-month period ended March 31, 2005, our board of directors approved the issuance to Michael Tan of an aggregate of 628,400 shares of our restricted common stock in accordance with the terms and provisions of a finders' fee agreement which required issuance of the number of shares equivalent to 10% of all units sold (6,284,000 units) in a private placement offering during fiscal year ended December 31, 2004. The shares of common stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Regulation S. Mr. Tan acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

NOTE RECEIVABLE

During the three-month period ended March 31, 2005, our board of directors approved the issuance to Peter Jensen of an aggregate of 1,250,000 shares of our common stock at a price of $0.30 per share for aggregate consideration of $375,000. The consideration for acquisition of the shares of common stock is evidenced by a non-interest bearing promissory note dated April 4, 2005 between us as lender and Mr. Jensen as borrower (the "Note Receivable"). Pursuant to the terms and provisions of the Note Receivable: (i) Mr. Jensen is to pay the principal amount of $375,000 to us by September 30, 2005 by either cash or delivery of shares of our common stock at the greater of the then market value of $0.30 per share at the time of tendering the principal amount due; and (ii) in the event the principal amount is not repaid in accordance with such terms, interest shall accrued at five percent (5%) per annum.

STOCK OPTIONS EXERCISED

During the three-month period ended March 31, 2005 and up to the date of this Quarterly Report, we issued an aggregate of 247,340 shares of our common stock pursuant to the exercise of 247,340 stock options at exercise prices ranging from $0.50 to $0.75 per share. We received an aggregate of $-0- in proceeds based upon the aggregate amount of $146,170 used as settlement of existing debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               33.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

               33.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

               32.1 Certifications Under Section 1350 as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act.

         (b) Reports on Form 8-K

         (a) Report on Form 8-K. Item 5.02 filed on February 4, 2005.
         (b) Report on Form 8-K Item 1.01 and 9.01 filed on April 18, 2005.
         (c) Report on Form 8-K Item 5.02 filed on May 6, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PETROGEN CORP.



Dated: May 14, 2005                   By:  /s/  SACHA H. SPINDLER
                                         --------------------------------
                                                Sacha H. Spindler, Chief
                                                Executive Officer


Dated: May 14, 2005                   By: /s/  BRIAN FIDDLER
                                         -------------------------------
                                               Brian Fiddler, Chief Financial
                                               Officer