Form 10QSB
period 2005-06-30
PETROGEN CORP
filed 2005-08-22
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                             Yes  X      No
                                 ___        ___

          Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

                                       N/A

         Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                             Yes         No
                                 ___        ___


                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

             Class                             Outstanding as of August 19, 2005

Common Stock, $0.001 par value                           30,604,501


Transitional Small Business Disclosure Format (check one)

                             Yes  X      No  X
                                 ___        ___

PART I.  FINANCIAL INFORMATION                                               3

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS                           3

         CONSOLIDATED BALANCE SHEETS                                         4

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                       5

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                       6

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          19

ITEM 3. CONTROLS AND PROCEDURES                                             29

PART II. OTHER INFORMATION                                                  29

ITEM 1.  LEGAL PROCEEDINGS                                                  29

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          30

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    32

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                32

ITEM 5.  OTHER INFORMATION                                                  32

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   32

SIGNATURES                                                                  33

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2005

                                   (UNAUDITED)



























CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,       December 31,
                                                                                            2005               2004
___________________________________________________________________________________________________________________
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                              $   194,083       $    827,326
   Restricted cash                                                                        45,000             45,000
   Accounts receivable                                                                    75,689            170,863
   Notes receivable (Note 3)                                                             208,685             34,096
   Prepaids and deposits                                                                  36,688             40,571
___________________________________________________________________________________________________________________
                                                                                         560,145          1,117,856

FURNITURE AND EQUIPMENT, net of depreciation of $16,322 (2004 - $6,685)                   41,171             30,931
OIL AND GAS PROPERTIES UNPROVED (Note 4)                                               1,881,233          1,475,409
___________________________________________________________________________________________________________________
                                                                                     $ 2,482,549       $  2,624,196
===================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                          $   555,258       $    824,743
   Due to related parties (Note 5)                                                       201,050            155,233
___________________________________________________________________________________________________________________
                                                                                         756,308            979,976
___________________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (Note 6)
   Common stock, $0.001 par value, 100,000,000 shares authorized
      30,604,301 (December 31,2004: 27,221,581) shares issued and outstanding             30,604             27,222
   Additional paid-in capital                                                          9,020,976          7,966,203
   Obligation to issue shares                                                             42,920             45,000
   Common stock purchase warrants                                                        200,700            182,100
   Deficit accumulated during the exploration stage                                   (7,568,959)        (6,576,305)
___________________________________________________________________________________________________________________
                                                                                       1,726,241          1,644,220
___________________________________________________________________________________________________________________
                                                                                     $ 2,482,549       $  2,624,196
===================================================================================================================


Contingencies - Notes 1 and 8


The accompanying notes are an integral part of these interim consolidated financial statements




                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                                        November 15,
                                                 Three months      Three months        Six months        Six months             2001
                                                        ended             ended             ended             ended   (inception) to
                                                June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004    June 30, 2005
____________________________________________________________________________________________________________________________________


REVENUES
   Operator fees                                 $      5,500      $          -      $      8,081      $          -     $   113,797
   Interest income                                        648             3,598                               3,598           2,885
                                                                                            1,289
____________________________________________________________________________________________________________________________________
                                                        6,148             3,598             9,370             3,598         116,682
____________________________________________________________________________________________________________________________________

EXPENSES
   Depreciation                                         7,710               371             9,638               662          16,322
   General and administrative expenses                285,165            73,009           503,440           142,487       1,600,084
   Interest expense                                         -            26,276                 -            51,958         143,410
   Loss on settlement of debt                               -                 -                 -                 -         239,448
   Management fees - related party (Note 5)           164,500           200,000           316,250           492,500       1,219,395
   Management fees - stock based (Note 7)              48,700           172,500            48,700         1,124,500       2,817,795
   Professional fees                                   57,554           152,745           165,699           294,634         991,256
____________________________________________________________________________________________________________________________________
                                                     (563,629)         (624,901)       (1,043,727)       (2,106,741)     (7,027,710)
____________________________________________________________________________________________________________________________________
NET OPERATING LOSS                                   (557,481)         (621,303)       (1,034,357)       (2,103,143)     (6,911,028)

OTHER ITEM
   Gain on write-off of accounts payable               41,703                 -            41,703                 -          41,703
____________________________________________________________________________________________________________________________________
NET LOSS FOR THE PERIOD                          $   (515,778)     $   (621,303)     $   (992,654)     $ (2,103,143)    $(6,869,325)
===================================================================================================================================

BASIC NET LOSS PER SHARE                         $      (0.02)     $      (0.05)     $      (0.03)     $      (0.16)
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          29,655,587        13,553,230        28,445,306        13,128,559
===================================================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements




                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months         Six Months         November 15,
                                                                              Ended June 30,     Ended June 30,     2001 (inception)
                                                                                        2005               2004     to June 30, 2005
____________________________________________________________________________________________________________________________________
                                                                                                                         (Note 1)

CASH FLOWS FROM(USED IN) OPERATING ACTIVITIES
  Net loss for the period                                                       $(992,654)         $(2,103,143)       $(6,869,325)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                    9,638                  662             16,322
  - accrued interest receivable                                                    (1,289)              (2,956)               307
  - accrued interest expense                                                            -               46,285             81,717
  - loss on conversion or settlement of debt                                            -                    -            239,448
  - stock based compensation                                                       48,700            1,124,500          2,817,795
  - expenses paid by the issuance of shares                                       216,445                    -            716,652
  - accrued management fees                                                             -              384,000             84,500
Changes in non-cash working capital items
  - accounts receivable                                                           195,174                    -             24,311
  - prepaids and deposits                                                           3,883              (18,564)           (36,688)
  - accounts payable                                                               (8,555)              84,403            662,788
_________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                            (528,658)            (484,813)        (2,262,173)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Acquisition of furniture and equipment                                          (19,878)              (2,228)           (57,493)
  Oil and gas properties                                                         (418,324)            (135,567)        (1,581,331)
  Restricted cash                                                                       -                    -            (45,000)
  Pre reverse acquisition advances from Petrogen Corp.                                  -                    -            100,000
  Cash acquired on reverse acquisition of Petrogen Inc.                                 -                    -                868
_________________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                                            (438,202)            (137,795)         1,582,956
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                                      -              221,000          2,723,610
  Warrants                                                                         18,600                    -             18,600
  Notes payable                                                                         -              (10,061)           (36,920)
  Demand loans payable                                                                  -              (75,000)                 -
  Debenture payable                                                                     -              (45,500)          (138,302)
  Loans receivable                                                                201,700                    -            751,700
  Advances                                                                              -            1,291,000                  -
  Cash advances from former related parties                                             -                    -            318,990
  Advances from related parties                                                   113,317               20,565            401,534
_________________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                          333,617            1,402,004          4,039,212
_________________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                      (633,243)             779,396            194,083

CASH, BEGINNING OF PERIOD                                                         827,326                8,377                  -
_________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                             $ 194,083          $   787,773        $   194,083
=================================================================================================================================
   Non-cash transactions:  Refer to Notes 6 and 7.

   SUPPLEMENTARY DISCLOSURE:
   Interest paid                                                                $       -          $         -        $         -
                                                                                =================================================
   Income taxes paid                                                            $       -          $         -        $         -
                                                                                =================================================

          The accompanying notes are an integral part of these interim consolidated financial statements


                                 PETROGEN CORP.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
________________________________________________________________________________
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS & BASIS OF PRESENTATION

Petrogen Corp. (the "Company") was incorporated in the State of Nevada. The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and the Frankfurt Stock Exchange under the symbol "PTD".

Effective February 12, 2003 the Company completed the acquisition of Petrogen Inc. ("Petrogen") by way of a Share Exchange Agreement and issued 7,000,000 restricted shares of common stock to the Petrogen shareholders and 300,000 restricted shares of common stock as a finder's fee resulting in a change in control of the Company.

With operations based in Houston, Texas, the Company and its wholly owned subsidiary, Petrogen, is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. The Company's core strategy is to acquire interests in proved developed hydrocarbon reserves that couple immediate development potential with additional undeveloped upside.

The Company's principal geographic areas of focus lie in the Gulf of Mexico, Texas Permian Basin and Rocky Mountain regions, with core assets presently located in the Emily Hawes Field on the off-shore Texas Gulf Coast, Tiller Ranch Field on the on-shore Texas Gulf Coast, Enos Creek Field in central Wyoming and Baxterville Field in southern Gulf Coast of Mississippi. The Company has also acquired the option to develop the Adams Ranch and Harrell Ranch Fields in the east Texas Permian Basin area. The Company has acquired interests and the rights to develop interests in six properties spanning over approximately 14,290 net acres with what management believes to be developmental opportunities that represent hydrocarbon reserves ranging in several reserve categories that can potentially be developed immediately and over the longer term with targeted exploration and development efforts. Management anticipates that ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development and expansion of the Company's Texas properties, as well as ongoing developments of its Wyoming property through the spudding of numerous new well drilling opportunities to potentially exploit what management anticipates will thereafter be proven producing reserves. Currently, the Company is assessing divestiture opportunities related to its Mississippi property. Management plans to continue building and increasing a strategic base of proven hydrocarbon reserves and hydrocarbon production opportunities primarily consisting of natural gas, that possess outstanding growth opportunities over the immediate, near and long term.

The Company is an exploration stage company. To date, the Company has not yet commenced commercial operations or generated any production revenues. The Company's efforts to date have focused on the investigation and acquisition of oil and gas property interests, implementing its business strategy and raising working capital through equity financing or short-term borrowings. The Company is currently operating one newly completed natural gas well on it Emily Hawes Field property in Texas as well as initiating further developments at Emily Hawes Field with step out and infill drilling location being prepared for development.

As at June 30, 2005, the Company had a working capital deficiency of $196,163 and has realized significant losses to date. The Company's continuance of operations is contingent on raising additional capital, settling its outstanding debts with its creditors and on the successful development of its oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The Accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").

PRINCIPLES OF CONSOLIDATION
The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiary,   Petrogen,  Inc.  All  significant  intercompany
transactions and account balances have been eliminated upon consolidation.

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

USE OF ESTIMATES AND ASSUMPTIONS
Preparation  of the Company's  financial  statements in conformity  with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions include reviewing the carrying values of oil and gas properties for impairment, determining fair value for stock based compensation and the amortization rate for furniture and equipment.

FURNITURE AND EQUIPMENT
Furniture and equipment are stated at cost. Depreciation is computed on a declining balance basis at 20% per year.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in the results of operations.

________________________________________________________________________________

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

STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended September 30, 2003.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

                                                      June 30,         June 30,
                                                          2005             2004
                                                   ____________________________

       Net loss as reported                        $  (992,654)     $(2,103,143)
       SFAS 123 additional compensation expense        (28,010)        (523,690)
                                                   ____________________________
       Pro forma net loss under SFAS No. 123       $(1,020,664)     $(2,626,833)
                                                   ============================

       Basic net loss per share as reported        $     (0.03)     $     (0.16)
                                                   ============================
       Pro forma net loss per share under
       SFAS No. 123                                $     (0.04)     $     (0.20)
                                                   ============================

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

________________________________________________________________________________

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, restricted cash, accounts receivable, notes receivable, deposits, accounts payable and accrued liabilities, debenture payable and amounts due to related parties approximate carrying values due to the short-term maturity of the instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. The Company does not expect adoption of SFAS 123R to have a material impact on the Company's financial position or results of operations.

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

NOTE 3 - NOTES RECEIVABLE

Pursuant to the Company's 2004 Stock Option Plan, a total of 3,780,000 stock options were exercised at a prices ranging from $0.25 - $0.30 per share for proceeds of $1,007,500 which the Company agreed to loan the optionees. Of these loans, all but $375,000 were secured by demand promissory notes bearing interest at 8% per annum. The $375,000 was secured by a demand promissory note bearing interest at 5% per annum commencing September 30, 2005, if not repaid by then. At June 30, 2005 $205,800 of these notes remain outstanding on which interest of $2,885 has been accrued.

________________________________________________________________________________

NOTE 4 - OIL AND GAS PROPERTIES UNPROVED

                                         JUNE 30,          DECEMBER 31,
                                           2005                2004
                                         ______________________________
OIL AND GAS PROPERTIES:                     $                   $
Unproved, not subject to depletion
         Acquisition costs                 408,146           250,646
         Development costs               1,473,087         1,224,763
                                         ______________________________
Net oil and gas properties               1,881,233         1,475,409
                                         ==============================

The Company's oil and gas activities are currently conducted in the United States. During the current period the Company incurred development costs of $248,324 and acquisition cost of $157,500 on its properties.

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

On April 1, 2005, the Company entered into a purchase and sale agreement with Nortex Corporation, Danny L. Stephens Interests and Robert W. Kent ("Nortex, et al"), pursuant to which it purchased Nortex, et al's 37.5% working interests (the "Nortex Interests") in and to the Company's Emily Hawes Field property, Calhoun County, Texas. As consideration for the Nortex Interests, the Company made a one time cash payment to Nortex, et al of $300,000. As additional consideration for the Nortex Interests, the Company agreed to accrue any and all costs associated with the Nortex Interests commencing January 1st, 2005.

On May 25th, 2005, the Company entered into a farm-out agreement with an individual investor, pursuant to which the Company sold a 1.5% working interest in and to the Company's Emily Hawes Field property, Calhoun County, Texas. In addition, the Company granted the individual investor 75,000 two year warrants with a fair market value of $18,600. The total proceeds for the working interest and the warrants was $150,000. Refer to Note 6.

On July 21st, 2005, the Company entered into an agreement with one of the existing joint interest owners to Emily Hawes Field, Darcy Energy, LLC, ("Darcy") pursuant to which Darcy and Petrogen had entered into an agreement related to a prescribed to Area of Mutual Interest (AMI) surrounding the Emily Hawes Field, whereby Darcy elected to acquire a 25% interest in the 37.5% working interest the Company purchased from Nortex et al on April 1st, 2005. As consideration, Darcy paid to the Company a one time cash payment of $111,005 for receipt of a 9.375% working interest in and to the Company's Emily Hawes Field, increasing Darcy's overall working interest to 34.375%. To date Petrogen has capitalized a total of $834,757 of expenditures relating to this property.

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

Effective November 12, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date Petrogen has capitalized a total of $393,132 of expenditures relating to this property.

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

ENOS CREEK FIELD, WYOMING

Effective October 31, 2002, Petrogen acquired from Coronado Oil Company LLC (Coronado) a 100% WI and a 77.5% NRI in the Brown Government Lease (the "Property"), located in the Enos Creek gas field, Hot Springs County, Wyoming. Petrogen has agreed to pay to Coronado 50% of its production income net of royalties to a maximum of $75,000. In addition, the agreement provides Coronado the right to back-in to a 50% WI upon Petrogen having completed development operations upon the Property and recouping all of its expenses related to those developments and upon Coronado forfeiting its 5% overriding royalty interest. To date Petrogen has capitalized a total of $334,486 of expenditures relating to this property.

ADAMS RANCH AND HARRELL RANCH PROPERTIES, CROCKETT COUNTY, TEXAS

The Company holds certain rights to develop an average 100% working interest and 77.5% net revenue interest located on approximately 15,000 acres of developed and undeveloped acreage on the Adams Ranch and Harrell Ranch prospects in Crockett County, Texas , which consists of 6,480 net acres of shallow development rights and 13,700 net acres of deep development rights. The properties are located in the Permian Basin upon what management believes to be potentially productive natural gas reserve which could be exploited through the development of new gas wells. Petrogen plans to drill if adequate funding can be raised. The Company is currently formalizing the terms and provisions of the formal contractual arrangements related to these properties, as well as negotiating with several third parties interested in the potential of entering into joint venture development agreements to commence operations upon the project.

The Company has negotiated certain rights to farm-in to and/or develop the 15,000 acre properties. Pursuant to the terms and provisions of the Farm-In Agreement currently in place and/or being finalized: (i) the Company would have the right to conduct a series of earn-in development initiatives to fully develop the Adams/Harrell Properties. To date the Company has capitalized a total of $109,804 of expenditures relating to these properties.

________________________________________________________________________________

MATAGORDA ISLAND PIPELINE

On March 10, 2003, Petrogen International Limited ("PIL"), a company with directors in common with the Company, entered into a Lease Assignment Agreement (the "Lease") with James Timothy Roche ("Roche"), whereby PIL leased a natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas from Roche.

The terms of the Lease stipulate that Petrogen advances the sum of $3,000 to Roche as a partial payment toward the debt owing to Roche under the terms of a Promissory Note entered into between Petrogen and Roche on May 22, 2002. PIL thereafter entered into an assignment agreement (the "Assignment") with the Company, whereby PIL assigned the Lease for consideration of certain operator fees and royalties of between $0.09 and $0.25 per MCF payable to PIL from Petrogen as Lease assignee upon the sales of any natural gas transmitted through the pipeline. In December of 2003, PIL assigned all rights, title and interest in and to the pipeline lease to the Company for no consideration and any and all terms related to payment of royalties from the Company to PIL were extinguished.

On March 30, 2005, the Company entered into a purchase agreement (the "Purchase Agreement"), with Roche pursuant to which it purchased the natural gas transmission pipeline located on Matagorda Island. As consideration for the pipeline the Company agreed to pay $5,000 and issue to Roche 175,000 restricted shares of common stock valued at $87,500 and agreed to pay a further consideration for the pipeline purchase whereby it will pay a combined royalty of $0.16 per Mcf transmitted through the pipeline up to a total amount of $50,000 and thereafter, pay to Roche $0.12 per MCF transmitted through the pipeline, both amounts of which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 billion cubic feet of natural gas. To date the Company has capitalized a total of $92,500 of expenditures relating to this property.

Additionally, the Company previously entered into a Management Services Agreement (the "MSA") with Tim Roche, on March 15th, 2003, whereby Roche is to provide his services to the Company as a qualified land man specializing in oil and gas property acquisition opportunities throughout the Texas Gulf Coast region. As consideration to Roche under the Management Services Agreement, the Company has provided Roche with a stock option agreement to purchase 25,000 shares of common stock in the first year at a price of $0.50 per share and 25,000 shares of common stock in the subsequent year at a price 20% below the average trading price at a rate of 3,000 shares in the first month and 2,000 shares in the next 11 months. The MSA renews automatically on year by year basis if not specifically terminated in accordance with the provisions outlined in the MSA. To date, the MSA remains in effect.

TILLER RANCH

On June 3, 2005, pursuant to an assignment of lease agreement, the Company acquired a 100% working interest and 70% net revenue interest in and to the Tiller Ranch Lease consisting of 822 acres located within the Tom Graham Field, Jim Wells County, Texas. The Company has paid $65,000 towards the total acquisition cost of $225,000 and is required to pay $10,000 (paid) on July 1, 2005, $10,000 (paid) on August 1, 2005 and $130,000 on October 1, 2005. If the
Company fails to make all payments by October 1, 2005, any monies paid will be forfeited and the lease will revert back to the vendors.

NOTE 5- RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005,  management  fees of $148,500  (2004:
$132,000) were incurred to two directors and officers of the Company of which $45,000 (2004: $42,000) has been capitalized as oil and gas development costs. During the six months ended June 30, 2005 additional management bonuses of $45,000 (2004: $295,000) were incurred to these two directors and officers of the Company. The Company is committed to pay these two directors $24,750 in combined management fees per month. At June 30, 2005, these directors and officers were owed $37,924 for management fees and bonuses (December 2004:
$16,679 was owed by these directors and officers for advances).

During the six months ended June 30,  2005,  management  fees of $30,000  (2004:
$15,000) were incurred to a director of the Company. During the six months ended June 30, 2005 additional management bonuses of $NIL (2004: $10,000) were incurred to this director. During the period, this director exercised 90,000 stock options for net proceeds in the amount of $67,500, which amount was utilized to off-set the debt due and owing to this director. At June 30, 2005, this director is owed $27,000 (December 2004: $67,500) for management fees due.

________________________________________________________________________________

During the six months ended June 30,  2005,  management  fees of $60,000  (2004:
$NIL) were incurred to an officer of the Company. During the six months ended June 30, 2005, additional management bonuses of $15,000 and 100,000 shares with a fair value of $35,000 (2004: $NIL) were incurred to this officer of the Company. At June 30, 2005, this officer is owed $72,500 (December 2004: $40,787) for management fees due. The Company is committed to pay this officer $10,000 in management fees per month.

During the six months  ended June 30,  2005,  management  fees of $9,000  (2004:
$NIL) were incurred to an officer of the Company. During the six months ended June 30, 2005, an additional bonus of 25,000 shares with a fair value of $8,725 (2004: $NIL) were incurred to this officer of the Company. At June 30, 2005, this officer is owed $NIL (December 2004: $NIL) for fees due. The Company is committed to pay this officer $4,500 in management fees per month.

At June 30, 2005, $63,626 (December 2004: $63,626) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1. Also during the six months ended June 30, 2005 management fees of $10,000 were paid to a former director.

All related  party  transactions  are in the normal  course of business  and are
measured  at  the  exchange  amount,   which  is  the  amount  of  consideration
established and agreed to by the related parties.

NOTE 6 - CAPITAL STOCK

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

On August 18, 2004 the Company issued 2,934,690 shares to retire convertible debentures .

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

During the period the Company issued a total of 3,382,7200 common shares valued at $1,010,701 as follows: 628,400 common shares for finders' fees on prior share issuances; 175,000 common shares for the purchase of the Matagorda Island Pipeline detailed in Note 5; 235,030 common shares for debt conversion for work performed on the Emily Hawes property, 161,950 common shares for consulting services; and 180,000 common shares for subscription proceeds received in 2004. Under the Company's 2003 and 2004 stock option plan, 1,697,340 shares were issued for the exercise of stock options for net proceeds of $621,170, of which $246,170 was utilized to off-set debt owing to a director and three vendors, and $375,000 was a note receivable (refer to Note 3). In addition, 305,000 common shares were issued as a bonus for services performed during 2004 and 2005.

________________________________________________________________________________

WARRANTS

A summary of the Company's warrants at June 30, 2005 and the changes for 2004 and 2005 are as follows:


                                                               Weighted     Weighted
                                                               Average       Average
                                                 Warrants      Exercise     Remaining
                                               Outstanding      Price         Life
                                               ___________     ________     _________

Balance, December 31, 2003                        119,759       $0.50
         Issued                                 3,642,000        0.50
         Exercised / Cancelled                          -           -
         Expired                                 (119,759)          -
                                               ___________     ________

Balance, December 31, 2004                      3,642,000        0.50       0.72 years
                                                                            ==========
         Issued                                    75,000        0.25
         Exercised / Cancelled / Expired                -           -
                                               ___________     ________
Balance June 30, 2005                           3,717,000       $0.49       0.26 years
                                               ===========     ========     ==========



The 75,000 two year warrants are exercisable at $0.25 per share until June 1, 2006 or at $0.30 per share until June 1, 2007, The 3,642,000 warrants are exercisable at $0.50 per share and expire on September 21, 2005.

OBLIGATION TO ISSUE SHARES

The Company entered into a consulting agreement dated February 1, 2005 for a term of one year under which the Company agreed to issue 432,000 common shares over time and pay $6,500 per month. As of June 30, 2005, 116,000 shares with a fair value of $42,920 were owing under this agreement

At December 31, 2004, the Company had received $45,000 towards private placement subscriptions. The shares were issued in the period ended June 30, 2005.

NOTE 7 - STOCK OPTION PLAN

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

On November 1, 2003, the Company granted a total of 3,200,000 stock options at exercise prices of $0.20 to $0.25 per common share. Of these options, 1,500,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 500,000 vested immediately, and 1,200,000 were subject to vesting on a straight-line basis over 60 months, of which 380,000 have vested at June 30, 2005 (December 31, 2004: 260,000).

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro-forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these options. The application of the fair value method as described below resulted in pro-forma stock based compensation totaling $382,600 of which $130,510 was recorded to December 31, 2003, $32,680 was recorded to December 31, 2004, $28,010 was recorded to June 30, 2005 and the remaining $185,100 will be disclosed upon vesting of the underlying stock options.

________________________________________________________________________________

The Company estimated the fair value of the November 1, 2003 stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and an expected volatility of 174%

During the year ended December 31, 2004 the Company granted a total of 8,985,000 stock options at exercise prices ranging from $0.25 to $1.00 per common share under the 2003 Stock Option Plan (5,000,000) and the 2004 Stock Option Plan (3,985,000). Of these options, 5,810,000 options were granted to non-employees. These non-employee stock options vested immediately. The remaining 3,175,000 stock options were granted to employees, including officers and directors, of the Company. These employee stock options all vested immediately. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and expected volatilities ranging from 172% to 205%.

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

During the period ended June 30, 2005 the Company granted a total of 200,000 stock options to an officer of the Company at exercise prices ranging from $0.50 to $0.75 per common share under the 2004 Stock Option Plan (3,985,000). These stock option vest immediately. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 129%. With respect to the options granted, the Company recorded a stock based compensation expense of $48,700.

________________________________________________________________________________


                                                                                         Weighted        Weighted
                                                                                         Average         Average
                               Number of                      Exercise                   Exercise       Remaining
                                Options      Date of issue     Price      Expiry date     Price      Contractual Life
                               ______________________________________________________________________________________

Balance, December 31, 2003     5,631,000                                                   $ 0.32       4.35 years
                                                                                           ======       ==========

Granted during the year        1,750,000       04-Mar-04       $ 0.25      04-Mar-07
                                 765,000       04-Mar-04         0.25      04-Mar-14
                               1,650,000       04-Mar-04         0.50      04-Mar-07
                                 460,000       04-Mar-04         0.50      04-Mar-14
                                 375,000       04-Mar-04         0.75      04-Mar-07
                                 700,000       22-Jul-04         0.30      22-Jul-14
                               2,250,000       22-Jul-04         0.30      22-Jul-07
                                  60,000       22-Jul-04         0.30      03-Mar-07
                                 450,000       22-Jul-04         0.75      22-Jul-14
                                 325,000       22-Jul-04         1.00      22-Jul-14
                                 200,000       01-Oct-04         0.50      30-Sep-06

Exercised during the year       (530,000)                        0.50      12-Feb-06
                                (470,000)                        0.25      10-Sep-06
                                (100,000)                        0.50      10-Sep-06
                                 (60,000)                        0.25      10-Sep-06
                              (1,600,000)                        0.20      01-Nov-08
                                (400,000)                        0.25      01-Nov-08
                                 (40,000)                        0.25      01-Nov-13
                                (495,000)                        0.50      04-Mar-14
                              (1,584,600)                        0.75      04-Mar-07
                                 (60,000)                        0.30      03-Mar-07
                              (1,000,000)                        0.30      22-Jul-07
                              __________

Balance, December 31, 2004     8,276,400                                                   $ 0.45       4.62 years
                                                                                           ======       ==========

Granted during the period        100,000       02-May-05         0.50      02-May-08
                                 100,000       02-May-05         0.75      02-May-08

Exercised during the period   (1,250,000)                        0.30      22-Jul-07
                                 (90,000)                        0.75      10-Sep-06
                                 (37,500)                        0.50      04-Mar-07
                                (119,840)                        0.50      04-Mar-07
                                (200,000)                        0.50      22-Jul-07
                              __________

Balance, June 30, 2005         6,779,060                                                   $ 0.47       4.65 years
                              ==========                                                   ======       ==========


________________________________________________________________________________

NOTE 8 - CONTINGENCIES

On September 15, 2004, a lawsuit was filed by Petroguard Company, Inc. ("Petroguard") against Petrogen and a director of Petrogen. The claims made by Petroguard in its complaint allege conversion, unjust enrichment, fraud, and negligent representation regarding the geologic and geophysical interpretations of a three-dimensional seismic survey of approximately 135 square miles constituting Esperitu-Santo Bay and most of Matagorda Island, and that Petrogen wrongfully obtained the seismic survey. Petroguard is claiming injunctive relief including a cease and desist order against Petrogen. Petrogen has responded in its answer to the complaint denying receipt of the seismic data as alleged and counterclaiming that Petrogen is in possession of some related data that is not three-dimensional, which it properly acquired from a third party. The Company intends to aggressively defend all such claims and to pursue all such legal actions and remedies against Petroguard.

On October 20, 2004 the Company commenced an action against X-Clearing Corp. (X-Clearing), the Company's previous transfer agent, in the District Court for the City and County of Denver, State of Colorado for return of its stock record documents. X-Clearing has filed an answer and counterclaim asserting that the Company is liable to X-Clearing for certain legal expenses incurred by X-Clearing in prosecuting an action against the Depository Trust Company, which legal expenses are undeterminable. The Company presently intends to aggressively pursue all such claims and to pursue all legal actions and remedies against X-Clearing.

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

Subsequent to June 30, 2005 the Company and Davis mutually agreed to drop the lawsuits filed against each party with no financial or other consideration. In addition, the Company and Investrend settled their lawsuit whereby the Company will pay $9,000 to Investrend.

________________________________________________________________________________

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

Our principal geographic areas of focus lie in the Gulf of Mexico, Texas Permian Basin and Rocky Mountain regions, with core assets presently located in the Emily Hawes Field on the Texas Gulf Coast, Tiller Ranch Field in the Texas Gulf Coast, Enos Creek Field in central Wyoming and Baxterville Field in southern Gulf Coast of Mississippi. We have also acquired the option to develop the Adams Ranch Field and the Harrell Ranch Field in the east Texas Permian Basin area. We have acquired interests and the rights to develop interests in six properties spanning over approximately 14,290 net acres with what management believes to be developmental opportunities that represent probable proven reserves in several reserve categories that can potentially be developed longer term with targeted exploration and development efforts. Management anticipates that our ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development and expansion our Texas properties, as well as ongoing developments of its Wyoming property through of the drilling of new wells into what management anticipates will thereafter be proven producing reserves. Currently, we are assessing divestiture opportunities related to our Mississippi property. We plan to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunities for us and our shareholders over the immediate, near and long term.

________________________________________________________________________________

OIL AND GAS PROPERTIES

As of the date of this Quarterly Report, we have not reported nor filed any reserve estimates with any Federal agencies. Plan to commence production from certain properties were initiated within the period of this Quarterly Report. As of the date of this Quarterly Report, we do not maintain any developed acreage. We maintain approximately an aggregate of 18,533 gross undeveloped acreage and 14,290 net undeveloped acreage pursuant to leases and/or concessions as discussed below. The following is a description of our oil and gas operations.

EMILY HAWES FIELD PROJECT

PRODUCTIVE WELLS AND ACREAGE. We hold a 64.125% working interest and a 77.5% net revenue interest (resulting in 49.697% net of all proceeds from hydrocarbon sales) in approximately 1,571 gross (1,156.65 net) undeveloped acreage of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). Previously we held a 95% working interest and a 77.5% net revenue interest in the Emily Hawes Field. We entered into farm-in agreements with Nortex Corporation ("Nortex") and Darcy Energy LLC, formerly known as Bazmo Exploration LLC ("Darcy"), respectively, pursuant to which we assigned a portion of our interests and retained a 35.0% working interest and a 77.5% net revenue interest (resulting in 26.25% net of all proceeds from hydrocarbon sales). Then, on September 20, 2004, we entered into an agreement with Leila Clark Wynn Mineral Trust, which resulted in our retaining a 37.5% working interest and a 77.5% net revenue interest (resulting in 29.06% net of all proceeds from hydrocarbon sales) for payment of $3,536. Lastly, on approximately April 13, 2005, we acquired an additional 37.5% working interest in the Emily Hawes Field from Nortex for a one-time aggregate payment of $300,000, thus doubling our working interest to 75% and a net revenue interest of 77.5% (resulting in 58.125% net of all proceeds from hydrocarbon sales). Subsequently, we sold Darcy Energy, LLC, pursuant to the terms and provisions of the Area of Mutual Interest agreement entered into between Darcy and Petrogen in 2004 related to their joint operations on Emily Hawes Field, a 9.375% working interest for a one time aggregate payment of $111,006. On May 25, 2005 we sold a working interest unit (the "WIU") to an individual investor, Mr. Edward Adjootian, which is comprised of a 1.5% working interest in Emily Hawes Field, and 75,000 two-year share purchase warrants (the "Warrant") with each Warrant permitting Mr. Adjootian to purchase a share of our restricted common stock up to June 1, 2006 at an exercise price of $.25 and thereafter at an exercise price of $.30 per share until expiration of the Warrant on June 1, 2007, for a one time aggregate payment of $150,000. The WIU shall also have equity conversion rights and terms as follows:

          (i) commencing June 1, 2006 the WIU holder shall have the right and option ("OPTION") to tender the WIU tous for shares of our restricted common stock valued at market less 10% discount to the ten day trading average preceding notice by the WIU Holder but at no less that $1.00 per share. The WIU shall be valued in accordance with Securities and Exchange Commission Present Value discounted by 10% per annum (PV-10) valuation methodologies utilizing professional third party hydrocarbon engineers. The number of common shares issuable shall be the WIU value divided by the discounted share price.

          (ii) commencing June 1, 2007, we shall have the right and option ("PUT") to cause the WIU holder to assign the WIU interests at market less 10% of the ten day trading average preceding notice at any time that our shares of common stock have traded on the OTCBB at $2.00 or more with an average of 50,000 shares per day averaged over the preceding 20 consecutive trading days. The WIU interest will transfer on our books the date of notice and delivery of the shares and the WIU holder shall execute all such transfer documents and securities documents as we shall reasonably require.

________________________________________________________________________________

After the sales to Adjootian and Darcy as noted, we now hold a 64.125% working interest and a 77.5% net revenue interest (resulting in 49.697% net of all proceeds from hydrocarbon sales) in the Emily Hawes Field.

In consideration for the original 95% working interest and the 77.5% net revenue interest we initially acquired in the Emily Hawes Field, we previously issued a floating charge debenture in the amount of $75,000 and certain notes payable totaling $47,145 to certain lessors. As at December 31, 2003, the notes aggregating $47,145 have been paid in full. The oil and gas leases relating to the Emily Hawes Field were to terminate by October 31, 2004 unless operations commenced upon the property prior thereto which, in such event, the leases will continue indefinitely. As of the date of this Quarterly Report, we now control an aggregate 64.125% working interest in Emily Hawes Field providing us with net potential reserves of approximately 8.2 billion cubic feet (Bcf) of natural gas.

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

PRESENT ACTIVITIES. On May 7, 2005, crews were mobilized to the Emily Hawes Field Project and immediately began the extended production test. As of the date of this Quarterly Report, we have completed an extended test of the Emily Hawes #3-A well as part of the well's completion and pipeline connection program. The extended test resulted in a stabilized natural gas production rate of 750 mcfgd through a 12/64" choke. During the months of May and June, we completed the well by utilizing a gravel pact and connection the well to our gas gathering pipeline on Matagorda Island. We anticipate receipt of initial production revenues within approximately sixty days from the date of this Quarterly Report. We believe that completion of the EH-3A wellbore and pipeline hook-up cements the inflection point of our business model from an investment-stage company to an operational-stage company, and provides the platform to `prove up' a portion of the Emily Hawes Field's estimated recoverable 12.3 bcf of gross potential formerly producing reserves.

BAXTERVILLE FIELD

PRODUCTIVE WELLS AND ACREAGE. Pursuant to a farm-in agreement between Petrogen and US Gas Systems Corp. (the "Baxterville Agreement"), we hold a 75% working interest and a 56.25% net revenue interest on any and all oil development and a 50% working interest and a 37.5% net revenue interest on all gas production in approximately 680 gross (513 net) undeveloped acreage of oil and gas leases located in LaMar County and Marion County, Mississippi (the "Baxterville Field"). Pursuant to the terms and provisions of the Baxterville Agreement, Petrogen agreed to recomplete four existing well-bores and further develop additional infill drilling opportunities and proven undeveloped oil and gas reserves located on the Baxterville Field. The oil and gas leases relating to the Baxterville Field may terminate in the event that certain performance criteria are not adhered to or complied with. However, we made arrangements with US Gas Systems Corp. to extend the terms of the existing agreement by at least an additional eighteen month period. Such oil and gas leases are "farm-in" style agreements, which provide for certain performance criteria that are currently being met.

________________________________________________________________________________

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

As of the date of this Quarterly Report, the Moody #6 and the SJ Hooper #1 wellbore are in a shut-in status as they are not producing any economic quantities of hydrocarbons. We currently have no plans for implementing secondary recovery initiatives at Baxterville Field, but have identified methods of recovery in areas of the field. Control data from Baxterville Field indicate that these four well bores have produced a total of 489,000 BO and 11 BCFG. We believe that combined, the four well-bores may represent a total of eight re-completion opportunities which could result in proven reserves in several reserve categories being achieved through secondary recovery methods.

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

________________________________________________________________________________

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

The Brown Government Lease consists of twelve wells previously drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes. We reformulated an operations agenda with the Wyoming Bureau of Land Management, which was initiated during the month of September 2003. However, as of the date of this Quarterly Report, plans are underway to commence operations with the Bureau's assistance for third quarter 2005.

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

________________________________________________________________________________

PRESENT ACTIVITIES. We have negotiated specific terms to farm-in to and/or develop the Adams/Harrell Properties (the "Farm-In Agreements"). Pursuant to the terms and provisions of the Farm-In Agreements, we have the right to conduct a series of earn-in development initiatives to fully develop the Adams/Harrell Properties through all depths to 12,000 feet.

As of the date of this Quarterly Report, we have not commenced development or re-stimulation initiatives on the Adams/Harrell Properties, but intend to commence such initiatives during calendar year 2005 if adequate funding can be raised. We believe that the Adams/Harrell Properties represent the opportunity to develop numerous Canyon sand and commingled Strawn and Ellenberger formation new well drill site locations. In addition to providing substantial long-term growth potential, there are currently eleven wellbores in various stages of production that we have the right to attempt to re-stimulate to establish an initial base of production if economically viable.

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

TILLER RANCH

On June 9, 2005, we completed the acquisition of a 100% working interest and a 70% net revenue interest in approximately 822 undeveloped acreage of oil and gas leases located in Tom Graham Field, Jim Wells County, Texas (the "Tom Graham Field"). We entered into an assignment of lease with Capital Exploration, Inc. ("Capital Exploration") dated June 3, 2005 (the "Tiller Ranch Lease"). In accordance with the terms and provisions of the Tiller Ranch Lease: (i) we have paid to Capital Exploration an initial sum towards the aggregate amount due and owing; (ii) in the event we do not perform according to the terms of the Tiller Ranch Lease, we will forfeit any and all payments made to Capital Exploration and will be required to reassign the Tiller Ranch Lease to Capital Exploration; and (iii) the spudding of the first well to be followed by continuous operations will begin no later than the fourth quarter of 2005 unless extended and agreed upon between us and Capital Exploration. We anticipate the drilling of six new locations capable of testing the multiple Frio and Vicksburg age reservoir sands located within the Lease, and anticipate that potentially up to 18 BCFG reserves are recoverable based upon extensive subsurface control provided by approximately 25 wells located on or adjacent to the Tiller Ranch Lease.

The Tiller Ranch Lease consists of potential natural gas exploration opportunities within an approximate 10,000 acres that comprise the Tom Graham Field. The Tom Graham Field has historically produced approximately 6,800,000 barrels of oil from six sands ranging in depths from 3,600 feet to 5,600 feet, and wells in the area have average production histories of approximately 8 to 10 years with cumulative production ranging from approximately 2.6 to 3.5 BCFG per well. We believe that extensive natural gas infrastructure exists within the area providing for immediate transportation and sales of any potential upcoming natural gas production.

________________________________________________________________________________

RESULTS OF OPERATION

SIX-MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2004

Our net losses during the six-month period ended June 30, 2005 were approximately ($992,654) compared to ($2,103,143) during the six-month period ended June 30, 2004 (a decrease of $1,110,489). During the six-month period ended June 30, 2005, we recorded revenue in the aggregate amount of $9,370 consisting of $8,081 in operator fees resulting from amounts we charge for management services and interest income of $1,289 compared to revenue in the aggregate amount of $3,598 consisting of interest income recorded during the six-month period ended June 30, 2004.

During the six-month period ended June 30, 2005, we incurred operating expenses of approximately $1,043,727 compared to operating expenses of $2,106,741 incurred during the six-month period ended June 30, 2004 (a decrease of $1,063,014). The operating expenses incurred during the six-month period ended June 30, 2005 consisted of: (i) $503,440 (2004: $142,487) in general and administrative expenses; (ii) $316,250 (2004: $492,500) in management and consulting fees to related party; (iii) $165,699 (2004: $294,634) in professional fees; (iv) $9,638 (2004: $662) in depreciation; (v) $48,700 (2004:
$1,124,500) in management fees - stock based; and (vi) $-0- (2004: $51,958) in interest expense. General and administrative expenses increased during the six-month period ended June 30, 2005 compared to the same period in 2004 due to increased operational and drilling activity on our property. The management fees
- stock based compensation relating to the fair valuation of stock options granted decreased during the six-month period ended June 30, 2005 compared to the same period due to a decrease in the number of stock options granted to our officers and directors. Additional income in the amount of $41,703 pertaining to a write-off of accounts payable was incurred during the six-month period ended June 30, 2005 resulting in a net loss of ($992,654).

The decrease in operating expenses during the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004 was primarily due to the non-incurrence of management and consulting fees - stock based compensation and the incurrence of same relating to the fair valuation of stock options granted during the six-month period ended June 30, 2004 and a decrease in management and consulting fees to related party.

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. During the six-month period ended June 30, 2005, approximately $103,500 was incurred by us to Mr. Spindler for management and consulting services rendered, and an additional $30,000 was incurred by us to Mr. Spindler as bonus management fees. At June 30, 2005, we owed Mr. Spindler an aggregate of $14,200 relating to management fees and bonuses.

Mr. Kerrigan, our Co-President and a director, derives remuneration from us as compensation for management and consulting services rendered. During the six-month period ended June 30, 2005, approximately $45,000 was incurred by us to Mr. Kerrigan for management and consulting services rendered, and an additional $15,000 was incurred by us to Mr. Kerrigan as bonus management fees. At June 30, 2005, we owed Mr. Kerrigan an aggregate of $23,724 relating to management fees and bonuses.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. During the six-month period ended June 30, 2005, $30,000 in management fees were incurred by us relating to Mr. Russell for management services rendered. At June 30, 2005, we owed Mr. Russell an aggregate of $27,000 for accrued management fees.

________________________________________________________________________________

Our net loss during the six-month period ended June 30, 2005 was ($992,654) or ($0.03) per share compared to a net loss of ($2,103,143) or ($0.16) per share for the six-month period ended June 30, 2004. The weighted average number of shares outstanding was 28,445,306 at June 30, 2005 compared to 13,128,559 at June 30, 2004.

THREE MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2004.

Our net losses during the three-month period ended June 30, 2005 were approximately ($515,778) compared to ($621,303) during the three-month period ended June 30, 2004 (a decrease of $105,525). During the three-month period ended June 30, 2005, we recorded revenue in the aggregate amount of $6,148 consisting of $5,500 in operator fees resulting from amounts we charge for management services and interest income of $648 compared to revenue in the aggregate amount of $3,598 consisting of interest income recorded during the three-month period ended June 30, 2004.

During the three-month period ended June 30, 2005, we incurred operating expenses of approximately $563,629 compared to operating expenses of $624,901 incurred during the three-month period ended June 30, 2004 (a decrease of $58,272). The operating expenses incurred during the three-month period ended June 30, 2005 consisted of: (i) $285,165 (2004: $73,0097) in general and administrative expenses; (ii) $164,500 (2004: $200,000) in management and consulting fees to related party; (iii) $57,554 (2004: $152,745) in professional fees; (iv) $7,710 (2004: $371) in depreciation; (v) $48,700 (2004: $172,500) in management fees - stock based; and (vi) $-0- (2004: $26,276) in interest expense. General and administrative expenses increased during the three-month period ended June 30, 2005 compared to the same period in 2004 due to increased operational and drilling activity on our property. The management fees - stock based compensation relating to the fair valuation of stock options granted decreased during the three-month period ended June 30, 2005 compared to the same period due to a decrease in the number of stock options granted to our officers and directors. Additional income in the amount of $41,703 pertaining to a write-off of accounts payable was incurred during the three-month period ended June 30, 2005 resulting in a net loss of ($515,778).

Our net loss during the three-month period ended June 30, 2005 was ($515,778) or ($0.02) per share compared to a net loss of ($621,303) or ($0.05) per share for the three-month period ended June 30, 2004. The weighted average number of shares outstanding was 29,655,587 at June 30, 2005 compared to 13,553,230 at June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

AS AT JUNE 30, 2005

As at the six-month period ended June 30, 2005, our current assets were $560,145 and our current liabilities were $756,308, resulting in working capital deficit of $196,163. As at the six-month period ended June 30, 2005, current assets were comprised of: (i) $194,083 in cash; (ii) $45,000 in restricted cash; (iii) $75,689 in accounts receivable; (iv) $208,685 in notes receivables; and (v)
$36,688 in prepaids and deposits. As at the six-month period ended June 30, 2005, current liabilities were comprised of: (i) $550,704 in accounts payable and accrued liabilities; (ii) $201,050 due to related parties; and (iii) $4,554 in current portion of debentures payable. See " - Material Commitments."

As at the six-month period ended June 30, 2005, our total assets were $2,463,949 comprised of: (i) $560,145 in current assets; (ii) $1,862,633 in oil and gas properties; and (iii) $41,171 in furniture and equipment (net of depreciation). As of December 31, 2004, our total assets were $2,624,196 comprised of: (i) $1,117,856 in current assets; (ii) $1,475,409 in oil and gas properties; and
(iii) $30,931 in furniture and equipment. The decrease in total assets during the six-month period ended June 30, 2005 from fiscal year ended December 31, 2004 was primarily due to a decrease in cash in hand.

________________________________________________________________________________

As at the six-month period ended June 30, 2005, our total liabilities were $756,308 consisting of current liabilities. As of December 31, 2004, our total liabilities were $979,976 consisting of current liabilities. The decrease in total liabilities during the six-month period ended June 30, 2005 compared to fiscal year ended December 31, 2004 was due primarily to a decrease in accounts payable and accrued liabilities from $820,189 to $550,704.

Stockholders' equity increased from $1,644,220 for December 31, 2004 to $1,707,641 for the six-month period ended June 30, 2005.

For the six-month period ended June 30, 2005, net cash used in operating activities was ($528,658) compared to net cash used in operating activities of ($484,813) for the six-month period ended June 30, 2004. Net cash used in operating activities during the six-month period ended June 30, 2005 was primarily comprised of: (i) net loss of ($992,654) (2004: ($2,103,143)); (ii)
accounts receivable of 195,174 (2004: $-0-); and (iii) accounts payable of ($8,555) (2004: $84,403).

Our cash flow from investing activities for the six-month period ended June 30, 2005 was ($419,602) compared to net cash used in investing activities of ($137,795) for the six-month period ended June 30, 2004. The net cash from investing activities during the six-month period ended June 30, 2005 was primarily from oil and gas properties in the amount of $399,724 (2004:
$135,567). The change in net cash from investing activities during the six-month period ended June 30, 2005 was primarily the result of an increase in the investment and acquisition of oil and gas properties.

Cash flows from financing activities for the six-month period ended June 30, 2005 was $315,017 compared to cash flow from financing activities of $1,402,004 for the six-month period ended June 30, 2004. The net cash flow from financing activities during the six-month period ended June 30, 2005 was primarily comprised of $113,317 (2004: $20,565) in advances from related parties and $201,700 (2004: $-0-) in loans receivable. The decrease in net cash from financing activities during the six-month period ended June 30, 2005 was primarily the result of a decrease in the amount of advances received during the six-month period ended June 30, 2004 in the amount of $1,291,000.

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

During fiscal year ended December 31, 2004, we completed a private placement offering whereby we issued 7,284,000 Units for gross proceeds of $1,821,000. Each Unit consists of one share of common stock, one-half of one share purchase warrant (the "Share Purchase Warrant") and one piggyback warrant (the "Piggyback Warrant"). Each whole Share Purchase Warrant entitles the holder thereof to purchase one additional share of our restricted common stock until January 31, 2005 at a purchase price of $0.50 per whole Share Purchase Warrant and each Piggyback Warrant entitles the holder thereof to purchase one additional shares of common stock until January 31, 2006 at a purchase price of $1.00 per Piggyback Warrant, only if the Warrants are first exercised in full. As of June 30, 2005, an aggregate of -0- Share Purchase Warrants have been exercised for gross proceeds of $nil.

________________________________________________________________________________

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

Our future success and viability are entirely dependent upon our ability to generate revenues from our business operations and raise additional capital through further private offerings of our stock or loans from private investors. Management is optimistic that we will be successful in our capital raising efforts. There can be no assurance, however, that we will be able to generate sufficient revenues or raise additional capital. Our failure to successfully generate sufficient revenues and/or raise additional capital will have a material and adverse affect upon us and our shareholders.

MATERIAL COMMITMENTS

In connection with the oil and gas exploration, development and production expenses and other overhead costs incurred, we and/or our subsidiary incurred liability or borrowed funds pursuant to various contractual arrangements representing the following material commitments.

AMOUNTS DUE TO/FROM RELATED PARTIES

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. At June 30, 2005, we owed Mr. Spindler an aggregate of $14,200 in unpaid and accrued consulting fees and bonuses.

Mr. Kerrigan, our Co- President/Chief Financial Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. At June 30, 2005, we owed Mr. Kerrigan an aggregate of $23,724 in unpaid and accrued consulting fees and bonuses.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management and consulting services rendered. At June 30, 2005, we owed Mr. Russell an aggregate of $27,000 in unpaid and accrued fees.

________________________________________________________________________________

DEBENTURES

In connection with the acquisition of the Emily Hawes Field, we issued a debenture in the amount of $75,000 (the "Debenture"). The terms and provisions of the Debenture provide: (i) interest at the rate of 15% per annum; (ii) a floating charge security interest on all our assets; and (iii) a due date of May 20, 2003, which was extended to June 30, 2004. As of the date of this Quarterly Report, we have repaid approximately $75,000 of principal, including the exercise by the holder thereof of 25,000 Stock Options at $0.25 per share for aggregate proceeds of $6,250, which amount was utilized to off-set the aggregate amount due and owing on the Debenture. Interest of $13,305 has accrued in connection with the Debenture. Therefore, at June 30, 2005, an aggregate of $4,554 remains due and owing.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Sacha Spindler, our Chief Executive Officer, and Mr. Brian Fiddler, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at June 30, 2005. Based on that evaluation, Messrs. Spindler and Fiddler concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 15, 2004, a lawsuit was filed by Petroguard Company, Inc. ("Petroguard") against Petrogen, Inc. On or about October 12, 2004, Petrogen, Inc. removes this case to the United States District Court for the Southern District of Texas, Victoria Division, Civil Action No. V-04-94, Petroguard Company, Inc., vs. Petrogen, Inc. and Leo William Kerrigan. The claims made by Petroguard in its complaint against Petrogen, Inc. and Mr. Kerrigan allege conversion, unjust enrichment, fraud and negligent representation, and a request for declaratory judgment and injunctive relief regarding a cease and desist order for utilization and distribution of a three-dimensional seismic survey. The complaint further alleges that Petroguard incurred certain expenses developing the geologic and geophysical interpretations of a three-dimensional seismic survey of approximately 135 square miles constituting Esperitu-Santo Bay and most of Matagorda Island, and that Petrogen wrongfully obtained the seismic survey. Petrogen has responded in its answer to the complaint denying receipt of the seismic data as alleged and counterclaiming that Petrogen is in possession of some related data that is not three-dimensional, which it properly acquired from a company named Fortune. As of the date of this Quarterly Report, we intend to aggressively defend all such claims and to pursue all such legal actions and remedies against Petroguard.

________________________________________________________________________________

On or about April 6, 2005, Petrogen, Inc. filed a lawsuit against Davis Gulf Coast ("Davis") in the 55th Judicial District Court of Harris County, Texas, Civil Action No. 2004-65553. The claims made by Petrogen in its complaint against David generally allege breach of contract. Previously, Petrogen and Davis had entered into an agreement pursuant to which Davis agreed to provide support and services for the drilling program on Matagorda Island. The complaint alleges that David breached its agreement by failing to perform services in a timely and proper manner. Davis has filed an answer and counterclaim to the complaint alleging that Petrogen failed to compensate it in the amount of $177,234.53. As of the date of this Quarterly Report, we intend to aggressively pursue all such claims and to pursue all such legal actions and remedies against Davis. On August 12, 2005, Petrogen and Davis entered into a settlement agreement. The parties have at all times denied all allegations asserted by each party, however, the parties desire that all matters in dispute between them be terminated and resolved without further legal proceedings.

On approximately October 20, 2004, we commenced an action against X-Clearing Corp. our previous transfer agent ("X-Clearing"), in the District Court for the City and County of Denver, State of Colorado, Case No. 04-CV-8749, for return of our stock record documents. X-Clearing Corp. has filed an answer and counterclaim asserting that we are liable to X-Clearing for certain legal expenses incurred by X-Clearing in prosecuting an action against the Depository Trust Company, which legal expenses are undeterminable at this time. As of the date of this Quarterly Report, we intend to aggressively pursue all such claims and to pursue all such legal actions and remedies against X-Clearing.

On or about May 5, 2005, Investrend Communications Inc., d/b/a Investrend Research ("Investrend") filed a lawsuit against us in the Supreme Court of the State of New York, County of Queens. The claims made by Investrend in its complaint against us general allege breach of contract. Previously, Hadro Resources, Inc. (now known as Petrogen Corp.) and Investrend entered into an agreement pursuant to which Hadro Resources, Inc. agreed to pay $23,400 in monthly installments of $1,950.00 for coverage services to be rendered by Investrend, which include different levels of analyst and information flow to be made available to shareholders and institutional buyers in the hopes these parties will purchase stock. Hadro Resources, Inc. previously paid an aggregate of $6,600.00 to Investrend, thus damages sought by Investrend are in the aggregate amount of $16,800.00. On August 11, 2005, Investrend and Petrogen agreed to a settlement of the action for an aggregate sum of $9,000 payable by Petrogen to Investrend over the course of three months with monthly installments being paid in amounts of $3,000 each.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUNACES OF COMMON STOCK

During the six-month period ended June 30, 2005 and up to the date of this Quarterly Report, we have issued an aggregate of 3,382,720 shares of common stock as follows.

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

________________________________________________________________________________

PRIVATE OFFERING

During the six-month period ended June 30, 2005, we engaged in a private placement offering under Regulation S of the Securities Act, which has been terminated. Pursuant to the terms of the private placement, we sold 180,000 shares of our common stock to two investors at the price of $0.25 per share for aggregate proceeds of $45,000, which had been received as of December 31, 2004. The per share price of the offering was arbitrarily determined by our board of directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and our net estimated worth. We issued 120,000 shares of common stock to one U.S. accredited investor and 60,000 shares to one Non U.S. sophisticated investor. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

CONSULTING SERVICES

During the six-month period ended June 30, 2005, our board of directors approved the issuance to six of our consultants of an aggregate of 381,030 shares of our restricted common stock and 15,950 of our common stock valued at $144,835 in accordance with the terms and provisions of the respective consulting agreements. The shares of restricted common stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Section 4(2). Four of the consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. The shares of common stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Section 4(2).

BONUSES

During the six-month period ended June 30, 2005, our board of directors approved the issuance to four individuals, two of whom are current officers and/or directors, an aggregate of 305,000 shares of our common stock valued at $93,420. The shares of common stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Section 4(2).

FINDERS FEE

During the six-month period ended June 30, 2005, our board of directors approved the issuance to Michael Tan of an aggregate of 628,400 shares of our restricted common stock in accordance with the terms and provisions of a finders' fee agreement which required issuance of the number of shares equivalent to 10% of all units sold (6,284,000 units) in a private placement offering during fiscal year ended December 31, 2004. The shares of common stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Regulation S. Mr. Tan acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

________________________________________________________________________________

NOTE RECEIVABLE

During the six-month period ended June 30, 2005, our board of directors approved the issuance to Peter Jensen of an aggregate of 1,250,000 shares of our common stock at a price of $0.30 per share for aggregate consideration of $375,000. The consideration for acquisition of the shares of common stock is evidenced by a non-interest bearing promissory note dated April 4, 2005 between us as lender and Mr. Jensen as borrower (the "Note Receivable"). Pursuant to the terms and provisions of the Note Receivable: (i) Mr. Jensen is to pay the principal amount of $375,000 to us by September 30, 2005 by either cash or delivery of shares of our common stock at the greater of the then market value of $0.30 per share at the time of tendering the principal amount due; and (ii) in the event the principal amount is not repaid in accordance with such terms, interest shall accrued at five percent (5%) per annum.

STOCK OPTIONS EXERCISED

During the six-month period ended June 30, 2005, we issued an aggregate of 1,697,340 shares of our common stock pursuant to the exercise of 1,697,340 stock options at exercise prices ranging from $0.50 to $0.75 per share, for aggregate proceeds of $621,170, of which $246,170 was utilized to off-set debt owing to one of our directors and two consultants.

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

(a)      Exhibits

         33.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

         33.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

         32.1 Certifications Under Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act.

         (b) Reports on Form 8-K

(a) Report on Form 8-K. Item 5.02 filed on February 4, 2005. (b) Report on Form 8-K Item 1.01 and 9.01 filed on April 18, 2005. (c) Report on Form 8-K Item 5.02 filed on May 6, 2005. (d) Report on Form 8-K Item 1.01 filed on June 13, 2005.

________________________________________________________________________________

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PETROGEN CORP.



Dated: August 22, 2005                      By:  /s/  SACHA S. SPINDLER
                                                 _______________________________
                                                      Sacha S. Spindler
                                                      Chief Executive Officer


Dated: August 22, 2005                      By: /s/  BRIAN FIDDLER
                                                ________________________________
                                                     Brian Fiddler
                                                     Chief Financial Officer