Form 10QSB
period 2005-09-30
PETROGEN CORP
filed 2005-11-14
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

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

                                 Yes [ ]   No [ ]

                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

            Class                            Outstanding as of November 10, 2005

Common Stock, $0.001 par value                           32,768,585

         Transitional Small Business Disclosure Format (check one)

                                 Yes [ ]   No [X]

PART I.  FINANCIAL INFORMATION                                              3

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS                          3

         CONSOLIDATED BALANCE SHEETS                                        4

         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                      5

         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                      6

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         19

ITEM 3. CONTROLS AND PROCEDURES                                            30

PART II. OTHER INFORMATION                                                 31

ITEM 1.  LEGAL PROCEEDINGS                                                 31

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                         32

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   34

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               34

ITEM 5.  OTHER INFORMATION                                                 34

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  34

SIGNATURES                                                                 35

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS














                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2005
                                   (UNAUDITED)


























CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                        September 30,       December 31,
                                                                                 2005               2004
________________________________________________________________________________________________________
                                                                         (Unaudited)         (Restated -
                                                                                               Note 2)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                  $   744,271         $   827,326
   Restricted cash                                                            45,000              45,000
   Accounts receivable                                                       200,155             170,863
   Notes receivable (Note 3)                                                  36,040              34,096
   Subscriptions receivable                                                    5,000                   -
   Prepaids and deposits                                                      95,352              40,571
   Deferred finance fee (Note 4)                                             245,600                   -
________________________________________________________________________________________________________
                                                                           1,371,418           1,117,856

FURNITURE AND EQUIPMENT, net of depreciation of $19,397
   (2004 - $6,685)                                                            40,384              30,931
OIL AND GAS PROPERTIES UNPROVED (Note 4)                                   1,984,176           1,475,409
________________________________________________________________________________________________________
                                                                         $ 3,395,978         $ 2,624,196
========================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $ 1,107,725         $   824,743
   Subscription proceeds received (Note 5)                                   310,000              45,000
   Due to related parties (Note 6)                                           216,989             155,233
________________________________________________________________________________________________________
                                                                           1,634,714           1,024,976
________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (Note 7)
   Common stock, $0.001 par value, 100,000,000 shares authorized
      32,116,301 (2004: 27,221,581) shares issued and outstanding             32,116              27,222
   Additional paid-in capital                                             10,098,353           7,966,203
   Obligation to issue shares                                                148,600                   -
   Common stock purchase warrants                                            205,200             182,100
   Deficit accumulated during the exploration stage                      $(8,723,005)        $(6,576,305)
________________________________________________________________________________________________________
                                                                           1,761,264           1,599,220
________________________________________________________________________________________________________
                                                                         $ 3,395,978         $ 2,624,196
========================================================================================================

Contingencies - Notes 1 and 9


The accompanying notes are an integral part of these interim consolidated financial statements



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                       November 15,
                                                Three months      Three months      Nine months       Nine months              2001
                                                       ended             ended            ended             ended    (inception) to
                                               September 30,     September 30,    September 30,     September 30,     September 30,
                                                        2005              2004             2005              2004              2005
___________________________________________________________________________________________________________________________________
                                                                  (Restated -                         (Restated -
                                                                    Note 2)                             Note 2)

REVENUES
   Gas sales                                   $      83,111      $          -    $      83,111       $         -       $    83,111
   Interest income                                     2,024               564                              4,162             4,909
                                                                                          3,313
___________________________________________________________________________________________________________________________________
                                                      85,135               564           86,424             4,162            88,020
___________________________________________________________________________________________________________________________________

EXPENSES
   Depreciation                                        3,075               565           12,713             1,227            19,397
   General and administrative expenses               603,701           184,521        1,099,060           327,008         2,089,988
   Interest expense                                                        465                             52,423           143,410
                                                           -                                  -
   Loss on settlement of debt                                          224,301                            224,301           239,448
                                                           -                                  -
   Management fees - cash based (Note 6)              20,250            25,000          268,000           517,500         1,612,645
   Management fees - stock based (Note 8)            570,000           852,050          687,200         1,976,550         3,014,795
   Professional fees                                  42,155            81,220          207,854           375,854         1,033,411
___________________________________________________________________________________________________________________________________
                                                  (1,239,181)       (1,368,122)      (2,274,827)       (3,474,863)       (8,153,094)
___________________________________________________________________________________________________________________________________

NET OPERATING LOSS                                (1,154,046)       (1,367,558)      (2,188,403)       (3,470,701)       (8,065,074)

OTHER ITEM
   Gain on write-off of accounts payable                   -                 -           41,703                 -            41,703
___________________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                        $  (1,154,046)     $ (1,367,558)   $  (2,146,700)      $(3,470,701)      $(8,023,371)
===================================================================================================================================

BASIC NET LOSS PER SHARE                       $       (0.04)     $      (0.08)   $       (0.07)      $     (0.23)
===================================================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         31,059,712        16,724,817       29,326,352        14,921,867
===================================================================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months        Nine Months      November 15,
                                                                                         Ended              Ended  2001 (inception)
                                                                                 September 30,      September 30,      to September
                                                                                          2005               2004          30, 2005
____________________________________________________________________________________________________________________________________
                                                                                                     (Restated -
                                                                                                       Note 2)

CASH FLOWS FROM(USED IN) OPERATING ACTIVITIES
  Net loss for the period                                                        $  (2,146,700)     $  (3,470,701)     $ (8,023,371)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                        12,713              1,227            19,397
  - accounts receivable                                                                 70,708            (45,996)         (100,155)
  - accrued interest receivable                                                         (1,944)            (4,162)             (348)
  - prepaids                                                                           (54,781)           (38,273)          (95,352)
  - accrued interest                                                                         -             36,106            81,717
  - accounts payable                                                                   543,911             51,249         1,215,254
  - advances payable                                                                         -            375,650                 -
  - loss on settlement of debt                                                               -            224,301           239,448
  - non-cash management fees and expenses                                              907,915            434,850         1,492,622
  - stock based compensation                                                           245,700          1,976,550         3,014,795
____________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                                 (422,478)          (459,199)       (2,155,993)
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                  (22,166)           (24,081)          (59,781)
  Oil and gas properties                                                              (521,267)          (499,324)       (1,684,274)
  Restricted cash                                                                            -                  -           (45,000)
  Pre reverse acquisition advances from Petrogen Corp. (Note 3)                              -                  -           100,000
  Cash acquired on reverse acquisition of Petrogen Inc.  (Note 3)                            -                  -               868
____________________________________________________________________________________________________________________________________

NET CASH USED IN INVESTING ACTIVITIES                                                 (543,433)          (523,405)       (1,688,187)
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                                                      50,000          2,074,500         2,723,610
  Warrants                                                                              18,600                  -            18,600
  Notes payable                                                                              -            (10,061)          (36,920)
  Subscriptions proceeds received                                                      310,000                  -           360,000
  Demand loans payable                                                                       -            (75,000)                -
  Repayment of debenture                                                                     -            (89,500)         (138,302)
  Cash advances from former related parties                                                  -                  -           318,990
  Repayment of notes receivable                                                        375,000            325,000           925,000
  Advances from related parties                                                        129,256             17,833           417,473
____________________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                               882,856          2,222,772         4,588,451
____________________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                            (83,055)         1,240,168           744,271

CASH, BEGINNING OF PERIOD                                                              827,326              8,377                 -
____________________________________________________________________________________________________________________________________
CASH, END OF PERIOD                                                              $     744,271      $   1,248,545      $    744,271
===================================================================================================================================
   Non-cash transactions:  REFER TO NOTES 3, 6 AND 7.

   SUPPLEMENTARY DISCLOSURE:
   Interest paid                                                                 $           -      $           -      $          -
                                                                                 ==================================================
   Income taxes paid                                                             $           -      $           -      $          -
                                                                                 ==================================================

          The accompanying notes are an integral part of these interim consolidated financial statements


                                 PETROGEN CORP.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
________________________________________________________________________________
                                  (UNAUDITED)


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

The Company's principal geographic areas of focus lie in the Gulf of Mexico, Texas Permian Basin and Rocky Mountain regions, with core assets presently located in the Emily Hawes Field on the off-shore Texas Gulf Coast, Tiller Ranch Field on the on-shore Texas Gulf Coast, Enos Creek Field in central Wyoming and Baxterville Field in southern Gulf Coast of Mississippi. The Company has also acquired the option to develop the Adams Ranch and Harrell Ranch Fields in the east Texas Permian Basin area. The Company has acquired interests and the rights to develop interests in six properties spanning over approximately 22,574 net acres with what management believes to be developmental opportunities that represent hydrocarbon reserves ranging in several reserve categories that can potentially be developed immediately and over the longer term with targeted exploration and development efforts. Management anticipates that ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development and expansion of the Company's Texas properties, as well as ongoing developments of its Wyoming property through the spudding of numerous new well drilling opportunities to potentially exploit what management anticipates will thereafter be proven producing reserves. Currently, the Company is assessing divestiture opportunities related to its Mississippi property. Management plans to continue building and increasing a strategic base of proven hydrocarbon reserves and hydrocarbon production opportunities primarily consisting of natural gas, that possess outstanding growth opportunities over the immediate, near and long term.

The Company is an exploration stage company but may change to a developmental stage company if the Emily Hawes unproven reserves are proved up by an independent engineering evaluation. To date, the Company has commenced commercial operations and generated $83,111 in gas production revenues. The Company's efforts to date have focused on the investigation and acquisition of oil and gas property interests, implementing its business strategy and raising working capital through equity financing or short-term borrowings. The Company is currently operating one newly completed natural gas well on it Emily Hawes Field property in Texas as well as initiating further developments at Emily Hawes Field with step out and infill drilling location being prepared for development.

As at September 30, 2005, the Company had a working capital deficiency of $263,296 and has realized significant losses to date. The Company's continuance of operations is contingent on raising additional capital, settling its outstanding debts with its creditors and on the successful development of its oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The Accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
________________________________________________________________________________
(UNAUDITED)


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

RESTATEMENT OF COMPARATIVE FINANCIAL STATEMENTS
The Company restated the presentation of certain financial information in 2004 in order to comply with Rule 4-10(c)(6)(iv) of Regulation S-X on the reporting of the full cost method of accounting for its oil and gas operations. Operator fees reported have been offset against certain general and administrative expenses that were recoverable under an operating agreement between the Company and non-related working interest investors. This restatement did not change the carrying value of assets, liabilities, results of operations, or stockholders' equity.

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

FURNITURE AND EQUIPMENT
Furniture and equipment are stated at cost. Depreciation is computed on a declining balance basis at 20%-30% per year.

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

Revenue Recognition
Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers, when title passes, the amount is determinable, and collection is reasonably assured.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
________________________________________________________________________________
(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:


                                                             September 30, 2005    September 30, 2004
                                                             __________________    __________________

       Net loss as reported                                     $(2,146,700)          $(3,470,701)
       SFAS 123 additional compensation expense                     (42,015)           (1,069,670)
                                                                ___________           ___________
       Pro forma net loss under SFAS No. 123                    $(2,188,715)          $(4,540,371)
                                                                ===========           ===========
       Basic net loss per share as reported                     $     (0.07)          $     (0.23)
                                                                ===========           ===========
       Pro forma net loss per share under SFAS No. 123          $     (0.07)          $     (0.30)
                                                                ===========           ===========


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

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
________________________________________________________________________________
(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - NOTES RECEIVABLE

Pursuant to the Company's 2004 Stock Option Plan, a total of 3,780,000 stock options were exercised at a prices ranging from $0.25 - $0.30 per share for proceeds of $1,007,500 which the Company agreed to loan the optionees. Of these loans, $975,000 has been repaid leaving a balance of $32,500 owing. The $32,500 is secured by demand promissory notes bearing interest at 8% per annum. At September 30, 2005, $3,540 of interest has been accrued in connection with the outstanding notes.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
________________________________________________________________________________
(UNAUDITED)


NOTE 4 - OIL AND GAS PROPERTIES- UNPROVED

                                         SEPTEMBER 30,     DECEMBER 31,
                                             2005              2004
                                         _____________     ____________
                                               $                $
OIL AND GAS PROPERTIES:
Unproved, not subject to depletion
         Acquisition costs                     672,034          250,646
         Development costs                   1,312,142        1,224,763
                                         _____________     ____________
Net oil and gas properties                   1,984,176        1,475,409
                                         =============     ============

The Company's oil and gas activities are currently conducted in the United States. During the current period the Company incurred development costs of $87,379 and acquisition cost of $421,388 on its properties.

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

On May 26, 2004 the Company entered into a participation agreement with Nortex Corporation of Texas for a 37.5% WI, and a 29.063% NRI. The Company received $66,112 as cash consideration for the assignment of Nortex's proportionate WI share of the leases and charged the monies against oil and gas properties to offset future costs from drilling the property.

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

On September 20, 2004, the Company entered an agreement whereby it purchased a 5% working interest for $3,536 resulting in the Company retaining a total 29.06% NRI of a 37.5% WI in the Emily Hawes Field.

On April 1, 2005, the Company entered into a purchase and sale agreement with Nortex Corporation, Danny L. Stephens Interests and Robert W. Kent ("Nortex, et al"), pursuant to which it purchased Nortex, et al's 37.5% working interests (the "Nortex Interests") in and to the Company's Emily Hawes Field property, Calhoun County, Texas. As consideration for the Nortex Interests, the Company made a one time cash payment to Nortex, et al of $300,000. As additional consideration for the Nortex Interests, the Company agreed to accrue and pay any and all costs associated with the Nortex Interests from January 1 to March 31, 2005.

On May 25th, 2005, the Company entered into a farm-out agreement with an individual investor, pursuant to which the Company sold a 1.5% working interest in and to the Emily Hawes Field. In addition, the Company granted the individual investor 75,000 two year warrants with a fair market value of $18,600. The total proceeds for the working interest and the warrants was $150,000. Refer to Note 6.

On July 21st, 2005, the Company entered into an agreement with one of the existing joint interest owners to Emily Hawes Field, Darcy Energy, LLC, ("Darcy") pursuant to which Darcy and Petrogen had entered into an agreement related to a prescribed to Area of Mutual Interest (AMI) surrounding the Emily Hawes Field, whereby Darcy elected to acquire a 25% interest in the 37.5% working interest the Company purchased from Nortex et al on April 1st, 2005. As consideration, Darcy paid to the Company a one time cash payment of $111,005 for receipt of a 9.375% working interest in and to the Company's Emily Hawes Field, increasing Darcy's overall working interest to 34.375%. To date Petrogen has capitalized a total of $1,287,340 of expenditures relating to this property.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
________________________________________________________________________________
(UNAUDITED)


NOTE 4 - OIL AND GAS PROPERTIES UNPROVED (CONTINUED)

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

Effective November 12, 2002 Petrogen completed its due diligence on this acquisition and the terms of the Letter of Intent became effective. To date Petrogen has capitalized a total of $394,375 of expenditures relating to this property.

S.J. HOOPER #1 WELL BORE, BAXTERVILLE FIELD, MISSISSIPPI

Effective October 25, 2002, Petrogen entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. ("CR") of Mississippi, whereby Petrogen will acquire a 100% WI and 77% NRI in the S.J. Hooper #1. Petrogen paid $22,500 to acquire this interest. To date the Company has capitalized a total of $51,554 of expenditures relating to this property.

The Company has been developing operations at Baxterville Field and to date has recompleted the Moody #6 well bore and the SJ Hooper # 1 well bore. Initially, production was established at the SJ Hooper #1 well bore with a production rate of 17 barrels of oil per day. The Company thereafter attempted a secondary recompletion upon the well bore to increase production from it, however resulting in a hole in the tubing causing the well bore to fail. The Company completed operations upon the Moody #6 well bore and attempted to establish production, however, formation waters were too significant to overcome and operations were shut down to reduce any further costs, Currently, the Moody #6 well bore and the SJ Hooper #1 well bore are in a shut-in status as they are not producing any economic quantities of hydrocarbons. The Company is currently assessing opportunities related to the potential divestiture of its interests in Baxterville Field.

ENOS CREEK FIELD, WYOMING

Effective October 31, 2002, Petrogen acquired from Coronado Oil Company LLC (Coronado) a 100% WI and a 77.5% NRI in the Brown Government Lease (the "Property"), located in the Enos Creek gas field, Hot Springs County, Wyoming. Petrogen has agreed to pay to Coronado 50% of its production income net of royalties to a maximum of $75,000. In addition, the agreement provides Coronado the right to back-in to a 50% WI upon Petrogen having completed development operations upon the Property and recouping all of its expenses related to those developments and upon Coronado forfeiting its 5% overriding royalty interest. To date Petrogen has capitalized a total of $334,487 of expenditures relating to this property.

ADAMS RANCH AND HARRELL RANCH PROPERTIES, CROCKETT COUNTY, TEXAS

The Company holds certain rights to develop an average 100% working interest and 77.5% net revenue interest located on approximately 20,180 acres of developed and undeveloped acreage on the Adams Ranch and Harrell Ranch prospects in Crockett County, Texas , which consists of 6,480 net acres of shallow development rights and 13,700 net acres of deep development rights. The properties are located in the Permian Basin upon what management believes to be potentially productive natural gas reserve which could be exploited through the development of new gas wells. Petrogen plans to drill if adequate funding can be raised. The Company is currently formalizing the terms and provisions of the formal contractual arrangements related to these properties, as well as negotiating with several third parties interested in the potential of entering into joint venture development agreements to commence operations upon the project.

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

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
________________________________________________________________________________
(UNAUDITED)


NOTE 4 - OIL AND GAS PROPERTIES UNPROVED (CONTINUED)

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

TILLER RANCH

On June 3, 2005, pursuant to an assignment of lease agreement, the Company acquired a 100% working interest and 70% net revenue interest in and to the Tiller Ranch Lease consisting of 822 acres located within the Tom Graham Field, Jim Wells County, Texas. The Company has incurred $59,116 of capitalized expenditures and paid $95,000 towards the total acquisition cost of $225,000 and is required to pay $130,000 on October 1, 2005 (paid). Effective September 30, 2005, the Company sold a 17% WI (8.33% NRI) for proceeds of $410,000. Three investors who collectively purchased working interests totaling 9% for $180,000 have an option to convert their WI into common stock of the Company at prices ranging from $0.25 - $0.45 commencing January 1, 2006 for a period of six months. The conversion price was below the Company's stock price at the date these agreements were entered into, thus giving rise to an intrinsic value conversion feature. The Company recognized the intrinsic value of the beneficial conversion feature of $245,600 as a deferred finance fee which will be amortized as finance fees over the period from issuance to the earliest conversion date of January 1, 2006.

NOTE 5 - SUBSCRIPTION PROCEEDS

Under the terms and conditions of the 2005 private placement subscription agreements, proceeds from these financings will constitute as an interest free loan until the securities are issued and delivered to the investors. The Company currently has three offering of units outstanding, the first offering is for 283,334 units at $0.30 per unit, each unit consisting of one common share and 1/2 share purchase warrant, each full warrant is exercisable into one common share of the Company at an exercise price of $0.60 for a period of one year. The second offering is for 700,000 units at $0.25 per unit, each unit consisting of one common share and one share purchase warrant, each warrant is exercisable into one common share at an exercise price of $0.50 for the first six months and $1.00 for the second six months. The third offering is for 200,000 units at $0.25 per unit, each unit consisting of one common share and one share purchase warrant, each warrant is exercisable into one common share at an exercise price of $0.50 for one year.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
________________________________________________________________________________
(UNAUDITED)


NOTE 6- RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005, management fees of $222,750 (2004: $132,000) were incurred to two directors and officers of the Company of which $67,500 (2004: $42,000) has been capitalized as oil and gas development costs. During the nine months ended September 30, 2005 additional management bonuses of $45,000 and 750,000 shares with a fair value of $322,500 (2004:
$315,000) were incurred to these two directors and officers of the Company. Subsequently, one of these directors and officers has left the Company. The Company is committed to pay the remaining director $17,250 in management fees per month. At September 30, 2005, these directors and officers were owed $34,849 for management fees and bonuses (December 2004: $16,679 was owed by these directors and officers for advances).

During the nine months ended September 30, 2005, management fees of $45,000 (2004: $15,000) were incurred to a director of the Company. During the nine months ended September 30, 2005 additional management bonuses of $NIL (2004:
$10,000) were incurred to this director. During the period, this director exercised 90,000 stock options for net proceeds in the amount of $67,500, which amount was utilized to off-set the debt due and owing to this director. At September 30, 2005, this director is owed $40,000 (December 2004: $67,500) for management fees due. The Company is committed to pay this director $5,000 in management fees per month.

During the nine months ended September 30, 2005, management fees of $90,000 (2004: $NIL) were incurred to an officer of the Company. During the nine months ended September 30, 2005, additional management bonuses of $15,000 and 200,000 shares with a fair value of $78,000 (2004: $NIL) were incurred to this officer of the Company. At September 30, 2005, this officer is owed $72,500 (December 2004: $40,787) for management fees due. The Company is committed to pay this officer $10,000 in management fees per month.

During the nine months ended September 30, 2005, management fees of $22,500 (2004: $NIL) were incurred to an officer of the Company. During the nine months ended September 30, 2005, additional bonuses of $7,500 and 25,000 shares with a fair value of $8,750 (2004: $NIL) were incurred to this officer of the Company. At September 30, 2005, this officer is owed $NIL (December 2004: $NIL) for fees due. The Company is committed to pay this officer $4,500 in management fees per month.

At September 30, 2005, $69,640 (December 2004: $73,626) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1. Also during the nine months ended September 30, 2005 management fees of $10,000 were paid to a former director.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 7 - CAPITAL STOCK

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

On August 18, 2004 the Company issued 2,934,690 shares to retire convertible debentures.

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

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
________________________________________________________________________________
(UNAUDITED)


NOTE 7 - CAPITAL STOCK (CONTINUED)

During the nine-month period ended September 30, 2005 the Company issued a total of 4,894,720 common shares valued at $1,650,245 as follows: 671,400 common shares for finders' fees on prior share issuances; 175,000 common shares for the purchase of the Matagorda Island Pipeline detailed in Note 5; 235,030 common shares for debt conversion for work performed on the Emily Hawes property, 332,950 common shares for consulting services; and 180,000 common shares for subscription proceeds received in 2004. Under the Company's 2003 and 2004 stock option plan, 1,717,340 shares were issued for the exercise of stock options for net proceeds of $626,170, of which $246,170 was utilized to off-set debt owing to a director and three vendors. In addition, 1,583,000 common shares were issued as a bonus for services performed during 2004 and 2005 At September 30, 2005 $5,000 is owing for options exercised (received subsequently). Refer to
Note 10.

WARRANTS

A summary of the Company's warrants at September 30, 2005 and the changes for 2004 and 2005 are as follows:

                                                         Weighted      Weighted
                                                         Average       Average
                                           Warrants      Exercise     Remaining
                                         Outstanding      Price          Life
                                         ___________     ________     _________

Balance, December 31, 2003                   119,759      $ 0.50
         Issued                            3,642,000        0.50
         Exercised/Cancelled                       -           -
         Expired                            (119,759)          -
                                         ___________      ______

Balance, December 31, 2004                 3,642,000        0.50      0.72 years
                                                                      =========
         Issued                              165,000        0.25
         Exercised/Cancelled/Expired               -           -
                                         ___________      ______

Balance September 30, 2005                 3,807,000      $ 0.45      0.52 years
                                         ===========      =======     =========

Of the above warrants, 75,000 two year warrants are exercisable at $0.25 per share until June 1, 2006 or at $0.30 per share until June 1, 2007. The remaining 3,732,000 warrants and 7,464,000 piggyback warrants were set to expire on September 30, 2005 but under a new agreement with all the investors that cancelled the piggyback warrants, the 3,732,000 original warrants have been extended to March 31, 2006 with the exercise price re-priced from $0.50 to $0.45. The fair value of the piggyback warrants that were cancelled was calculated to be $904,300 at the date of issuance by applying the fair value method using the Black-Scholes option pricing model using an expected life of
0.33 years, a risk-free interest rate of 3% and an expected volatility of 111%.

The incremental increase in the fair value resulting from the re-pricing of the 3,732,000 options was $353,100 by applying the fair value method using the Black-Scholes option pricing model using an expected life ranging from 0.03 to
0.33 years,a risk-free interest rate of 3% and an expected volatility of 111%. As the fair value of the cancelled piggyback warrants exceeded the incremental increase in the fair value of the 3,732,000 warrants, no additional expense has been recorded.

OBLIGATION TO ISSUE SHARES

The Company entered into a consulting agreement dated February 1, 2005 for a term of one year under which the Company agreed to issue 432,000 common shares over time and pay $6,500 per month. As of September 30, 2005, 116,000 shares with a fair value of $98,600 were owing under this agreement. In addition, the Company had received $50,000 for the exercise of 100,000 stock options at $0.50., These shares were subsequently issued. Refer to Note 10.

At December 31, 2004, the Company had received $45,000 towards private placement subscriptions. The shares were issued during the second quarter of 2005.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
________________________________________________________________________________
(UNAUDITED)


NOTE 8 - STOCK OPTION PLAN

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

On November 1, 2003, the Company granted a total of 3,200,000 stock options at exercise prices of $0.20 to $0.25 per common share. Of these options, 1,500,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 500,000 vested immediately, and 1,200,000 were subject to vesting on a straight-line basis over 60 months, of which 440,000 have vested at September 30, 2005 (December 31, 2004: 260,000).

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro-forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these options. The application of the fair value method as described below resulted in pro-forma stock based compensation totaling $382,600 of which $130,510 was recorded to December 31, 2003, $32,680 was recorded to December 31, 2004, $42,015 was recorded to September 30, 2005 and the remaining $171,095 will be disclosed upon vesting of the underlying stock options.

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

During the period ended September 30, 2005 the Company granted a total of 200,000 stock options to officers of the Company at exercise prices ranging from $0.50 to $0.75 per common share and 600,000 stock options to a consultant at exercise prices ranging from $0.25 to $0.50 per common share under the 2004 Stock Option Plan (3,985,000). These stock options vest immediately. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of three to ten years, a risk-free interest rate of 3% and an expected volatility of 126%. With respect to the options granted, the Company recorded a stock based compensation expense of $245,700.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
________________________________________________________________________________
(UNAUDITED)


NOTE 8 - STOCK OPTION PLAN  (CONTINUED)


                                                                                         Weighted        Weighted
                                                                                         Average         Average
                               Number of                      Exercise                   Exercise       Remaining
                                Options      Date of issue     Price      Expiry date     Price      Contractual Life
                               ______________________________________________________________________________________

Balance, December 31, 2003     5,631,000                                                   $ 0.32       4.35 years
                                                                                           ======       ==========

Granted during the year        1,750,000       04-Mar-04       $ 0.25      04-Mar-07
                                 765,000       04-Mar-04         0.25      04-Mar-14
                               1,650,000       04-Mar-04         0.50      04-Mar-07
                                 460,000       04-Mar-04         0.50      04-Mar-14
                                 375,000       04-Mar-04         0.75      04-Mar-07
                                 700,000       22-Jul-04         0.30      22-Jul-14
                               2,250,000       22-Jul-04         0.30      22-Jul-07
                                  60,000       22-Jul-04         0.30      03-Mar-07
                                 450,000       22-Jul-04         0.75      22-Jul-14
                                 325,000       22-Jul-04         1.00      22-Jul-14
                                 200,000       01-Oct-04         0.50      30-Sep-06

Exercised during the year       (530,000)                        0.50      12-Feb-06
                                (470,000)                        0.25      10-Sep-06
                                (100,000)                        0.50      10-Sep-06
                                 (60,000)                        0.25      10-Sep-06
                              (1,600,000)                        0.20      01-Nov-08
                                (400,000)                        0.25      01-Nov-08
                                 (40,000)                        0.25      01-Nov-13
                                (495,000)                        0.50      04-Mar-14
                              (1,584,600)                        0.75      04-Mar-07
                                 (60,000)                        0.30      03-Mar-07
                              (1,000,000)                        0.30      22-Jul-07
                              __________

Balance, December 31, 2004     8,276,400                                                   $ 0.45       4.62 years
                                                                                           ======       ==========

Granted during the period        100,000       02-May-05         0.50      02-May-08
                                 100,000       02-May-05         0.75      02-May-08
                                 100,000       01-Jul-05         0.50      01-Jul-08
                                 150,000       01-Jul-05         0.25      01-Jul-15
                                 350,000       01-Jul-05         0.50      01-Jul-15

Exercised during the period   (1,250,000)                        0.30      22-Jul-07
                                 (90,000)                        0.75      10-Sep-06
                                 (37,500)                        0.50      04-Mar-07
                                (119,840)                        0.50      04-Mar-07
                                (200,000)                        0.50      22-Jul-07
                                 (20,000)                        0.25      10-Sep-06

Cancelled during the period     (100,000)                        0.30      22-Jul-14
                                (100,000)                        0.75      22-Jul-14
                                (100,000)                        1.00      22-Jul-14
                              (1,000,000)                        0.50      04-Mar-07
                                (250,000)                        0.75      22-Jul-14
                                (125,000)                        1.00      22-Jul-14
                                 (25,000)                        0.25      04-Mar-07
                              __________

Balance, September 30, 2005    5,659,060                                                   $ 0.43       4.87 years
                              ==========                                                   ======       ==========


PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
________________________________________________________________________________
(UNAUDITED)


NOTE 9 - CONTINGENCIES

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

The Company operates in the field of oil and cas exploration and is therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.

NOTE 10 - SUBSEQUENT EVENTS

On October 4, 2005, Mr. William Kerrigan resigned as Director and Co-President, Mr. Sam Sen the Company's other Co-President will assume Mr. Kerrigan's duties and will serve as the Company's President. On October 7, 2005, Mr. Justin Perryman was elected to the Board of Directors of the Company.

Subsequent to September 30, 2005, the Company issued 652,284 common shares as follows: 593,783 common shares valued at $249,279 for the exercise of stock options; 50,000 commons shares valued at $30,551 for the settlement of debt; and 8,501 common shares valued at $6,121 for services rendered. The Company received the $5,000 for subscriptions receivable on the exercise of 20,000 stock options referred to in Note 7.

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

As of the date of this Quarterly Report, we are an independent oil and natural gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, development and exploration of oil and natural gas properties throughout the State of Texas and the Texas Gulf Coast region with operations based in Houston, Texas. We are together with our wholly owned subsidiary, Petrogen, Inc. ("Petrogen"), a junior domestic upstream natural gas development company focused on acquiring, developing and producing known previously producing natural gas proven reserves in well known high impact and mature hydrocarbon rich areas. Our core business strategy is to acquire interests in fields that have proven natural gas reserves and development and expansion opportunities as well as to acquire properties that have previously produced natural gas from formerly and currently producing proved developed reserves that provide for undeveloped upside potential as well.

Our principal geographic areas of focus lie in the Gulf of Mexico and the Texas Permian Basin regions, with core assets presently located in the Emily Hawes Field on the Texas Gulf Coast, and the Tiller Ranch Field in the Texas Gulf Coast. Non-core assets include Enos Creek Field in central Wyoming and Baxterville Field in southern Gulf Coast of Mississippi. We have also acquired the option to develop the Harrell Ranch Field in the east Texas Permian Basin area. We have acquired interests and the rights to develop interests in three core properties spanning over approximately 22,574 net acres with what management believes to be natural gas development opportunities that represent probable proven reserves in several reserve categories that can potentially be developed longer term with targeted exploration and development efforts. Management anticipates that our ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development and expansion our Texas properties, through the drilling of new wells into what management anticipates will thereafter be proven producing reserves. Currently, we are assessing divestiture opportunities related to our Mississippi and Wyoming properties. We plan to continue building and increasing a strategic base of proven reserves and production opportunities that represent outstanding growth opportunities for us and our shareholders over the immediate, near and long term.

OIL AND GAS PROPERTIES

As of the date of this Quarterly Report, we have not reported nor filed any reserve estimates with any Federal agencies. Plans to commence production from certain properties were initiated within the period of this Quarterly Report. We maintain approximately an aggregate of 22,574 net undeveloped acreage pursuant to leases and/or concessions as discussed below. The following is a description of our oil and gas operations.

EMILY HAWES FIELD PROJECT

PRODUCTIVE WELLS AND ACREAGE. We hold a 64.125% working interest and a 77.5% net revenue interest (resulting in 49.697% net of all proceeds from hydrocarbon sales) in approximately 1,571 gross (1,156.65 net) undeveloped acreage of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). Previously we held a 95% working interest and a 77.5% net revenue interest in the Emily Hawes Field. We entered into farm-in agreements with Nortex Corporation ("Nortex") and Darcy Energy LLC, formerly known as Bazmo Exploration LLC ("Darcy"), respectively, pursuant to which we assigned a portion of our interests and retained a 35.0% working interest and a 77.5% net revenue interest (resulting in 26.25% net of all proceeds from hydrocarbon sales). Then, on September 20, 2004, we entered into an agreement with Leila Clark Wynn Mineral Trust, which resulted in our retaining a 37.5% working interest and a 77.5% net revenue interest (resulting in 29.06% net of all proceeds from hydrocarbon sales) for payment of $3,536. On approximately April 13, 2005, we acquired an additional 37.5% working interest in the Emily Hawes Field from Nortex for a one-time aggregate payment of $300,000, thus doubling our working interest to 75% and a net revenue interest of 77.5% (resulting in 58.125% net of all proceeds from hydrocarbon sales). We then sold Darcy a 9.375% working interest, pursuant to the terms and provisions of the Area of Mutual Interest agreement entered into between Darcy and Petrogen in 2004 related to their joint operations on Emily Hawes Field, for a one time aggregate payment of $111,006.

On May 25, 2005, we sold a working interest unit (the "WIU") to an individual investor, which is comprised of a 1.5% working interest in Emily Hawes Field, and 75,000 two-year share purchase warrants (the "Warrant") with each Warrant permitting the investor to purchase a share of our restricted common stock up to June 1, 2006 at an exercise price of $.25 and thereafter at an exercise price of $.30 per share until expiration of the Warrant on June 1, 2007, for a one time aggregate payment of $150,000. The WIU also has equity conversion rights and terms as follows:

          (i) commencing June 1, 2006 the WIU holder shall have the right and option (the "OPTION") to tender the WIU for shares of our restricted common stock valued at market less 10% discount to the ten day trading average preceding notice by the WIU Holder but at no less that $1.00 per share. The WIU shall be valued in accordance with Securities and Exchange Commission Present Value discounted by 10% per annum (PV-10) valuation methodologies utilizing professional third party hydrocarbon engineers. The number of common shares issuable shall be the WIU value divided by the discounted share price; and

          (ii) commencing June 1, 2007, we shall have the right and option (the "PUT") to cause the WIU holder to assign the WIU interests at market less 10% of the ten day trading average preceding notice at any time that our shares of common stock have traded on the OTCBB at $2.00 or more with an average of 50,000 shares per day averaged over the preceding 20 consecutive trading days. The WIU interest will transfer on our books the date of notice and delivery of the shares and the WIU holder shall execute all such transfer documents and securities documents as we shall reasonably require.

After the sales to the individual investor and Darcy, we now hold a 64.125% working interest and a 77.5% net revenue interest (resulting in 49.697% net of all proceeds from hydrocarbon sales) in the Emily Hawes Field.

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

PRESENT ACTIVITIES - EMILY HAWES #3-1. On May 7, 2005, crews were mobilized to the Emily Hawes Field Project and immediately began the extended production test. We completed an extended test of the Emily Hawes #3-A well as part of the well's completion and pipeline connection program. The extended test resulted in a stabilized natural gas production rate of 750 mcfgd through a 12/64" choke. During the months of May and June 2005, we completed the well by utilizing a gravel pact and connecting the well to our gas gathering pipeline on Matagorda Island.

On July 22, 2005, we commenced sales of natural gas from the Emily Hawes #3-A. During third quarter 2005, natural gas production from the Emily Hawes #3-A fluctuated from 250,000 cubic feet of gas per day (mcfgd) to 1,500 mcfgd through a 12/64" choke, during which time we received daily sales prices for our natural gas production ranging from $10.00 per mcfg up to as high as $15.05 per mcfg, while recovering completion fluids and encountering high pipeline pressures. We believe that completion of the Emily Hawes #3-A well bore and pipeline hook-up cements the inflection point of our business model from an investment-stage company to an operational-stage company, and provides the platform to `prove up' a portion of the Emily Hawes Field's estimated recoverable 12.3 bcf of gross potential formerly producing reserves.

On September 14, 2005, we entered into an agreement with Hanover Compression Company of Houston, Texas ("Hanover") to implement a two-stage natural gas compression system. We further sought input from three independent compression service companies to analyze our data from the Emily Hawes #3-A well. Hanover was also contracted to ascertain to what degree natural gas flow rates could be increased from the Emily Hawes #3-A well through the additional of compression. Results of well bore pressure and data analyses indicated that production flows from the Emily Hawes #3-A can be increased to approximately 800 mcfgd with one stage of compression thus potentially doubling average daily production.

Subsequently, on October 7, 2005, crews were mobilized to Emily Hawes Field Project to install the two-stage compression system to help increase and optimize daily natural gas flow rates from Emily Hawes #3-A and as part of our ongoing developments on our natural gas gathering and transportation management facilities on Matagorda Island. Due to high line pressures of the Northern Natural Gas/Matagorda Offshore Pipeline System sales pipeline (the "NNG/MOPS"), optimum daily natural gas production rates from the Emily Hawes #3-A have been suppressed. The addition of the first stage of compression has been implemented to mitigate any further suppression from the NNC/MOPS line pressures to ensure optimum daily natural gas flow rates can be sustained from the Emily Hawes #3-A. As of the date of this Quarterly Report, natural gas production rates from the Emily Hawed #3-A utilizing initial compression speeds are averaging between 380 mcfgd to 500 mcfgd. We believe based upon indications from operations personnel that as the Emily Hawes #3-A well continues to clean up, compression speeds will be increased within the first stage of compression to further improve gas sales.

PRESENT ACTIVITIES - EMILY HAWES #1-A. On September 15, 2005, we entered into a drilling agreement with Moncla Well Service of Lafayette, Louisiana ("Moncla"), to commence the drilling of the Emily Hawes #1-A well. Previously during the month of June 2005, our operational team readied the Emily Hawes #1-A location, the second sidetrack drilling location. We believe that the Emily Hawes #1-A well is similar to the natural gas producing Emily Hawes #3-A well. The Emily Hawes #1-A step-out location has been prepared to be kicked off at a depth of approximately 2,700 feet by cutting the casing and setting a 200 foot cement kick-off plug. We believe that this will allow us to re-enter the hole and utilize 2,600 feet of the existing well to directionally drill the new side-track bottom hole location. Due to circumstances associated with Hurricane Rita, drilling of the Emily Hawes #1A well was suspended in October, 2005. Management anticipates that activities related to the drilling of the Emily Hawes #1A well will re-commence in the second quarter of 2006.

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

During October 2005, we commenced location preparations as well as installation of the various support infrastructure necessary for the drilling of our first well, the Tiller Ranch #1 (the "TR #1). On approximately October 27, 2005, the drilling rig was mobilized to location and the TR #1 was spudded shortly thereafter, which marks the beginning of our Texas Gulf Coast operations winter drilling season initiative. We anticipate that the TR #1 will take en days to drilling to a depth of approximately 6,000 feet, targeting the upper Vicksburg and Frio gas-bearing formations. We also anticipate an extensive testing and completion program to be implemented. We further anticipate the drilling of five additional locations on the Tiller Ranch Lease capable of testing the multiple Frio and Vicksburg age reservoir sands located within the Lease, and anticipate that potentially up to 18 BCFG reserves are recoverable based upon extensive subsurface control provided by approximately 25 wells located on or adjacent to the Tiller Ranch Lease.

The Tiller Ranch Lease consists of potential natural gas exploration opportunities within an approximate 10,000 acres that comprise the Tom Graham Field. The Tom Graham Field has historically produced approximately 6,800,000 barrels of oil from six sands ranging in depths from 3,600 feet to 5,600 feet, and wells in the area have average production histories of approximately 8 to 10 years with cumulative production ranging from approximately 2.6 to 3.5 BCFG per well. We believe that extensive natural gas infrastructure exists within the area providing for immediate transportation and sales of any potential upcoming natural gas production. Effective September 30, 2005, the Company sold a 17% WI (8.33% NRI) for proceeds of $410,000. Three investors who collectively purchased working interests totaling 9% for $180,000 have an option to convert their WI into common stock of the Company at prices ranging from $0.25 - $0.45 commencing January 1, 2006 for a period of six months.

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

As of the date of this Quarterly Report, we have not commenced development or re-stimulation initiatives on the Adams/Harrell Properties, but intend to commence such initiatives during calendar year 2005 if adequate funding can be raised. We believe that the Adams/Harrell Properties represent the opportunity to develop numerous Canyon sand and commingled Strawn and Ellenberger formation new well drill site locations. In addition to providing substantial long-term growth potential, there are currently eleven well bores in various stages of production that we have the right to attempt to re-stimulate to establish an initial base of production if economically viable.

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

S. J. HOOPER #1.

On October 25, 2002, we also entered into a letter of intent with Crown Royalties of Louisiana, Inc., pursuant to which we acquired a 100% working interest and a 77% net revenue interest in the S.J. Hooper #1 well-bore, which lies adjacent to the Baxterville Field (the "Hooper Lease"). We believe that the Hooper Lease is a valuable addition to our ongoing Baxterville Field development strategy. The Hooper Lease well-bore falls below our criteria for acquisition, however, geophysical log analysis of the well-bore indicates that there is a high probability of significant productive gas zones. Coupled with Baxterville Field, the Hooper Lease meets Mississippi's minimum acreage spacing requirements for a gas well bore completion and is, therefore, a key component in our development of potential gas reserves in its Baxterville Field interests. We anticipate that potentially recoverable oil reserves can be exploited through the recompletion and secondary work-over operations and will, thereafter, attempt to perforate the potential gas bearing zones to attempt a natural gas completion. We are also considering the potential to "twin" the well bore (hydrocarbons produced from two zones at the same time) once clarification pursuant to spacing requirements is received from the Mississippi State Oil and Gas Board and adequate funding is available.

PRESENT ACTIVITIES. As of the date of this Quarterly Report, there are four existing shut-in well-bores located on the Baxterville Field. We developed operations at Baxterville Field throughout the summer months of 2003. To date, we have recompleted one well bore (the "Moody #6"). We anticipated commencement of production from the Moody #6 well bore immediately after hooking up all relevant surface equipment, however, bad reservoir performance and geologic structure issues resulted in the majority of production from the well bore being salt water. We have subsequently analyzed the reservoir and potential alternative recovery methods with the aid of a third party production engineer and petrophysicist and expects that alternate recovery methods may potentially result in successful hydrocarbon production.

As of the date of this Quarterly Report, the Moody #6 and the SJ Hooper #1 well bore are in a shut-in status as they are not producing any economic quantities of hydrocarbons. We currently have no plans for implementing secondary recovery initiatives at Baxterville Field, but have identified methods of recovery in areas of the field. Control data from Baxterville Field indicate that these four well bores have produced a total of 489,000 BO and 11 BCFG. We believe that combined, the four well-bores may represent a total of eight re-completion opportunities which could result in proven reserves in several reserve categories being achieved through secondary recovery methods.

Initial recompletion operations on the Hooper Lease were commenced on January 12, 2003 and successfully completed on January 17, 2003. A separator tank required repairs thereafter. After tank repairs were completed, the well-bore produced about 17 BOD for approximately two weeks. Secondary recompletion operations were initiated resulting in a hole in the tubing temporarily shutting in the well-bore. We anticipate that an additional work-over could be undertaken on the S.J. Hooper # 1 well bore to potentially re-establish and increase the initial well-bore productivity described above, after which time sufficient production data could be gathered for interpretation by us providing insight as to which specific work-over treatments will result in the most potential increase in daily production from the well-bore.

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

PRESENT ACTIVITIES. On May 8th, 2003, we entered into a preliminary gas sales contract (the "Gas Sales Contract") with Sierra Gas Corporation ("SGC"). Pursuant to the terms and provisions of the Gas Sales Contract: (i) SGC shall, upon Petrogen's successful production of natural gas hydrocarbons, gather gas from the Enos Creek property as productive capacity is brought on stream and made available for purchase; and (ii) we will be paid 90% of Colorado Interstate Gas at First of Month Index Price. As of the date of this Quarterly Report, no gas sales have been made due to the relationship with the Enos Creek operations vis a vis the Brown Government Lease. We anticipate that subject to successful well recompletions being conducted, our first gas sales in this regard may commence by approximately fourth quarter 2005.

Currently, we are assessing opportunities related to the potential divestiture of our interests in Enos Creek Field.

RESULTS OF OPERATION

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

Our net losses during the nine-month period ended September 30, 2005 were approximately ($2,146,700) compared to ($3,470,701) during the nine-month period ended September 30, 2004 (a decrease of $1,324,001). During the nine-month period ended September 30, 2005, we recorded revenue in the aggregate amount of $86,424 consisting of $83,111 in gas sales revenue and $3,313 consisting of interest income compared to revenue in the aggregate amount of $4,162 consisting of interest income recorded during the nine-month period ended September 30, 2004.

During the nine-month period ended September 30, 2005, we incurred operating expenses of approximately $2,274,827 compared to operating expenses of $3,474,863 incurred during the nine-month period ended September 30, 2004 (a decrease of $1,200,036). The operating expenses incurred during the nine-month period ended September 30, 2005 consisted of: (i) $1,099,060 (2004: $327,008) in general and administrative expenses; (ii) $268,000 (2004: $517,500) in management fees - cash based ; (iii) $207,854 (2004: $375,854) in professional fees; (iv) $12,713 (2004: $1,227) in depreciation; (v) $687,200 (2004:
$1,976,550) in management fees - stock based; (vi) $-0- (2004: $52,423) in interest expense; and (vii) $-0- (2004: $224,301) in loss on settlement of debt. General and administrative expenses increased during the nine-month period ended September 30, 2005 compared to the same period in 2004 due to increased consulting fees, investor relations and travel The management fees - stock based compensation relating to the fair valuation of stock bonus received and stock options granted decreased during the nine-month period ended September 30, 2005 compared to the same period due to a decrease in the number of stock options granted to our officers and directors. Additional income in the amount of $41,703 pertaining to a write-off of accounts payable was incurred during the nine-month period ended September 30, 2005 resulting in a net loss of ($2,146,700).

The decrease in operating expenses during the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004 was primarily due to the decrease in management fees - stock based compensation relating to the fair valuation of stock bonus received and stock options granted and the non-incurrence of a loss on settlement of debt during the nine-month period ended September 30, 2005.

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. During the nine-month period ended September 30, 2005, approximately $155,250 was incurred by us to Mr. Spindler for management and consulting services rendered, and an additional $245,000 was incurred by us to Mr. Spindler as bonus management fees. At September 30, 2005, we owed Mr. Spindler an aggregate of $13,625 relating to management fees and bonuses.

Mr. Kerrigan, our previous Co-President and director, derived remuneration from us as compensation for management and consulting services rendered. During the nine-month period ended September 30, 2005, approximately $67,500 was incurred by us to Mr. Kerrigan for management and consulting services rendered, and an additional $122,500 was incurred by us to Mr. Kerrigan as bonus management fees. At September 30, 2005, we owed Mr. Kerrigan an aggregate of $21,224 relating to management fees and bonuses. Effective October 7th, 2005, Mr. Kerrigan tendered his resignation as Co-President and as a director.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. During the nine-month period ended September 30, 2005, $45,000 in management fees were incurred by us relating to Mr. Russell for management services rendered. During the nine-month period ended September 30, 2005, Mr. Russell exercised an aggregate 90,000 Stock Options at various exercise prices for aggregate proceeds of $67,500, which amount was utilized by us to offset the aggregate amount of management fees due and owing Mr. Russell. Thus, at September 30, 2005, we owed Mr. Russell an aggregate of $40,000 for accrued management fees.

Our net loss during the nine-month period ended September 30, 2005 was ($2,146,700) or ($0.07) per share compared to a net loss of ($3,470,710) or ($0.23) per share for the nine-month period ended September 30, 2004. The weighted average number of shares outstanding was 29,326,352 at September 30, 2005 compared to 14,921,867 at September 30, 2004.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004.

Our net losses during the three-month period ended September 30, 2005 were approximately ($1,154,046) compared to ($1,367,558) during the three-month period ended September 30, 2004 (a decrease of $213,512). During the three-month period ended September 30, 2005, we recorded revenue in the aggregate amount of $85,135 consisting of $83,111 in gas sales and $2,024 consisting of interest income compared to revenue in the aggregate amount of $564 consisting of interest income recorded during the three-month period ended September 30, 2004.

During the three-month period ended September 30, 2005, we incurred operating expenses of approximately $1,239,181 compared to operating expenses of $1,368,122 incurred during the three-month period ended September 30, 2004 (a decrease of $128,941). The operating expenses incurred during the three-month period ended September 30, 2005 consisted of: (i) $603,701 (2004: $184,521) in general and administrative expenses; (ii) $20,250 (2004: $25,000) in management
- cash based; (iii) $42,155 (2004: $81,220) in professional fees; (iv) $3,075
(2004: $565) in depreciation; (v) $570,000 (2004: $852,050) in management fees -
stock based; (vi) $-0- (2004: $465) in interest expense; and (vii) $-0- (2004:
$224,301) in loss on settlement of debt. General and administrative expenses increased during the three-month period ended September 30, 2005 compared to the same period in 2004 increased due to increased consulting, investor relations, and travel. The management fees - stock based compensation relating to the fair valuation of stock bonus received and stock options granted decreased during the three-month period ended September 30, 2005 compared to the same period due to a decrease in the number of stock options granted to our officers and directors.

Our net loss during the three-month period ended September 30, 2005 was ($1,154,046) or ($0.04) per share compared to a net loss of ($1,367,558) or ($0.08) per share for the three-month period ended September 30, 2004. The weighted average number of shares outstanding was 31,059,712 at September 30, 2005 compared to 16,724,817 at September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

AS AT SEPTEMBER 30, 2005

As at the nine-month period ended September 30, 2005, our current assets were $1,371,418 and our current liabilities were $1,634,714, resulting in working capital deficit of $263,296. As at the nine-month period ended September 30, 2005, current assets were comprised of: (i) $744,271 in cash; (ii) $45,000 in restricted cash; (iii) $200,155 in accounts receivable; (iv) $36,040 in notes receivables; (v) $5,000 in subscriptions receivable; and (vi) $95,352 in prepaids and deposits; and (v) $245,600 in deferred finance fees. As at the nine-month period ended September 30, 2005, current liabilities were comprised of: (i) $1,107,725 in accounts payable and accrued liabilities; (ii) $216,989 due to related parties; and (iii) $310,000 in subscription proceeds.

As at the nine-month period ended September 30, 2005, our total assets were $3,395,978 comprised of: (i) $1,371,418 in current assets; (ii) $1,984,176 in oil and gas properties; and (iii) $40,384 in furniture and equipment (net of depreciation). As of December 31, 2004, our total assets were $2,624,196 comprised of: (i) $1,117,856 in current assets; (ii) $1,475,409 in oil and gas properties; and (iii) $30,931 in furniture and equipment. The increase in total assets during the nine-month period ended September 30, 2005 from fiscal year ended December 31, 2004 was primarily due to the increase in capitalized oil and gas expenditures on our properties and a deferred finance fee relating to the sale of a 9% working interest in the Tiller Ranch property.

As at the nine-month period ended September 30, 2005, our total liabilities were $1,634,714, all consisting of current liabilities. As of December 31, 2004, our total liabilities were $1,024,976 consisting of current liabilities. The increase in total liabilities during the nine-month period ended September 30, 2005 compared to fiscal year ended December 31, 2004 was due primarily to an increase in accounts payable and accrued liabilities from $824,743 to $1,107,725 and the recording of $310,000 of subscription proceeds as a liability.

Stockholders' equity increased from $1,599,220 for December 31, 2004 to $1,761,264 for the nine-month period ended September 30, 2005.

For the nine-month period ended September 30, 2005, net cash used in operating activities was ($422,478) compared to net cash used in operating activities of ($459,199) for the nine-month period ended September 30, 2004. Net cash used in operating activities during the nine-month period ended September 30, 2005 was comprised of a net loss of ($2,146,700) (2004: ($3,470,701)) and adjusted primarily by: (i) accounts payable of $543,911 (2004: $51,249); (ii) non-cash management fees and expenses of $907,915 (2004: $434,850); (iii) stock based compensation of $245,700 (2004: $1,976,550); and (iv) accounts receivable of $70,708 (2004: ($45,996).

Our cash flow used in investing activities for the nine-month period ended September 30, 2005 was ($543,433) compared to net cash used in investing activities of ($523,405) for the nine-month period ended September 30, 2004. The net cash from investing activities during the nine-month period ended September 30, 2005 was primarily from oil and gas properties in the amount of $521,267 (2004: $499,324). The change in net cash from investing activities during the nine-month period ended September 30, 2005 was primarily the result of an increase in the investment and acquisition of oil and gas properties.

Cash flows from financing activities for the nine-month period ended September 30, 2005 was $882,856 compared to cash flow from financing activities of $2,222,772 for the nine-month period ended September 30, 2004. The net cash flow from financing activities during the nine-month period ended September 30, 2005 was primarily comprised of: (i) $375,000 (2004: $325,000) in repayment of notes receivable; (ii) $360,000 in subscriptions receivable (2004: $-0-) and (iii) $129,256 (2004: $17,833) in advances from related parties. The decrease in net cash from financing activities during the nine-month period ended September 30, 2005 was primarily the result of a decrease in the amount of proceeds received from sale of common stock during the nine-month period ended September 30, 2004.

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

During fiscal year ended December 31, 2004, we completed a private placement offering whereby we issued 7,284,000 Units for gross proceeds of $1,821,000. Each Unit consisted of one share of common stock, one-half of one share purchase warrant (the "Share Purchase Warrant") and one piggyback warrant (the "Piggyback Warrant"). Each whole Share Purchase Warrant entitled the holder thereof (the "Investor") to purchase one additional share of our restricted common stock until September 30, 2005 at a purchase price of $0.50 per whole Share Purchase Warrant. Each Piggyback Warrant entitled the holder thereof to purchase one additional share of common stock until January 31, 2006 at a purchase price of $1.00 per Piggyback Warrant, and only if the Warrants were first exercised in full.

We entered into agreements with certain of the Investors to opt to surrender for cancellation the Piggyback Warrants and to re-price the $.50 half warrants to $.45 per whole exercised warrants held of record by the respective Investor (collectively, the Agreements"), in order to prevent dilution and to help attract investors for future possible financings. As of the date of this Quarterly Report, all Investors have entered into an Agreement. See "Part II.
Item 2. Changes in Securities and Use of Proceeds".

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

AMOUNTS DUE TO/FROM RELATED PARTIES

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. At September 30, 2005, we owed Mr. Spindler an aggregate of $13,625 in unpaid and accrued consulting fees and bonuses.

Mr. Kerrigan, our prior Co- President and director, derives remuneration from us as compensation for management and consulting services rendered. At September 30, 2005, we owed Mr. Kerrigan an aggregate of $21,224 in unpaid and accrued consulting fees and bonuses. Mr. Kerrigan tendered his resignation as our Co-President and director effective October 4, 2005.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management and consulting services rendered. At September 30, 2005, we owed Mr. Russell an aggregate of $40,000 in unpaid and accrued fees.

DEBENTURES

In connection with the acquisition of the Emily Hawes Field, we issued a debenture in the amount of $75,000 (the "Debenture"). The terms and provisions of the Debenture provide: (i) interest at the rate of 15% per annum; (ii) a floating charge security interest on all our assets; and (iii) a due date of May 20, 2003, which was extended to June 30, 2004. As of the date of this Quarterly Report, we have repaid approximately $75,000 of principal, including the exercise by the holder thereof of 25,000 Stock Options at $0.25 per share for aggregate proceeds of $6,250, which amount was utilized to off-set the aggregate amount due and owing on the Debenture. Interest of $13,305 has accrued in connection with the Debenture. Therefore, at September 30, 2005, an aggregate of $4,554 remains due and owing.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Sacha Spindler, our Chief Executive Officer, and Mr. Brian Fiddler, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at September 30, 2005. Based on that evaluation, Messrs. Spindler and Fiddler concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six-month period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PETROGAURD COMPANY, INC. LITIGATION

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

X-CLEARING CORP. LITIGATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUANCES OF COMMON STOCK

During the nine-month period ended September 30, 2005 and up to the date of this Quarterly Report, we have issued an aggregate of 4,894,720 shares of common stock as follows.

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

PRIVATE OFFERING

During the nine-month period ended September 30, 2005, we engaged in a private placement offering under Regulation S of the Securities Act, which has been terminated. Pursuant to the terms of the private placement, we sold 180,000 shares of our common stock to two investors at the price of $0.25 per share for aggregate proceeds of $45,000, which had been received as of December 31, 2004. The per share price of the offering was arbitrarily determined by our board of directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and our net estimated worth. We issued 120,000 shares of common stock to one U.S. accredited investor and 60,000 shares to one Non U.S. sophisticated investor. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

CONSULTING SERVICES

During the nine-month period ended September 30, 2005, our board of directors approved the issuance to eleven of our consultants of an aggregate of 805,030 shares of our restricted common stock and 338,950 of our common stock valued at $450,075 in accordance with the terms and provisions of the respective consulting agreements. The shares of restricted common stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Section 4(2). Four of the consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. The shares of common stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Section 4(2).

BONUSES

During the nine-month period ended September 30, 2005, our board of directors approved the issuance to four individuals, two of whom are current officers and/or directors, an aggregate of 1,050,000 shares of our common stock valued at $441,500. The shares of common stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Section 4(2).

FINDERS FEE

During the nine-month period ended September 30, 2005, our board of directors approved the issuance to Michael Tan of an aggregate of 628,400 shares of our restricted common stock in accordance with the terms and provisions of a finders' fee agreement which required issuance of the number of shares equivalent to 10% of all units sold (6,284,000 units) in a private placement offering during fiscal year ended December 31, 2004. The shares of common stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Regulation S. Mr. Tan acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

NOTE RECEIVABLE

During the nine-month period ended September 30, 2005, our board of directors approved the issuance to Peter Jensen of an aggregate of 1,250,000 shares of our common stock at a price of $0.30 per share for aggregate consideration of $375,000. The consideration for acquisition of the shares of common stock is evidenced by a non-interest bearing promissory note dated April 4, 2005 between us as lender and Mr. Jensen as borrower (the "Note Receivable"). Pursuant to the terms and provisions of the Note Receivable: (i) Mr. Jensen is to pay the principal amount of $375,000 to us by September 30, 2005 (received) by either cash or delivery of shares of our common stock at the greater of the then market value of $0.30 per share at the time of tendering the principal amount due; and
(ii) in the event the principal amount is not repaid in accordance with such terms, interest shall accrued at five percent (5%) per annum.

STOCK OPTIONS EXERCISED

During the nine-month period ended September 30, 2005, we issued an aggregate of 467,340 shares of our common stock pursuant to the exercise of 467,340 stock options at exercise prices ranging from $0.50 to $0.75 per share, for aggregate proceeds of $251,170, of which $246,170 was utilized to off-set debt owing to one of our directors and three consultants.

AGREEMENTS

During 2004, we completed a private placement offering whereby we issued an aggregate of 7,284,000 units (the "Unit(s)"). Each Unit consisted of one share of our restricted common stock, one-half of one share purchase warrant (the "Warrant(s)"), and one piggyback warrant (the "Piggyback Warrant(s)"). Each whole Warrant entitled the holder thereof (the "Investor") to purchase one additional share of our common stock at a purchase price of $0.50 per whole Warrant until September 30, 2005. Each Piggyback Warrant entitled the Investor to purchase one additional share of our common stock at a purchase price of $1.00 per Piggyback Warrant until January 31, 2006, and only if the Warrants were first exercised in full by the respective Investor.

We entered into an agreement with certain Investors to opt to surrender for cancellation the Warrants and the Piggyback Warrants held of record by the respective Investor (the "Agreement"), in order to prevent dilution and to help attract investors for future possible financings. In accordance with the terms and provisions of the respective Agreements: (i) the Investor agreed to cancel and surrender the Piggyback Warrants held of record; and (ii) we agreed to re-price the Warrants at $0.45 and extend the termination date for a six-month period to March 31, 2006. The Warrants and Piggyback Warrants will terminate and be cancelled effective September 30, 2005 in the event the Investor does not enter into the Agreement with us.

As of the date of this Report, all the Investors entered into an Agreement, respectively, with us. An aggregate of 7,284,000 Piggyback Warrants have been surrendered and cancelled in accordance with the terms and provisions of the Agreements and an aggregate 3,732,000 Warrants have been re-priced at $0.45 per whole Warrant.

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

(a)      Exhibits

         33.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

         33.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a).

         32.1 Certifications Under Section 1350 as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

         (a)  Report on Form 8-K. Item 5.02 filed on February 4, 2005.
         (b)  Report on Form 8-K Item 1.01 and 9.01 filed on April 18, 2005.
         (c)  Report on Form 8-K Item 5.02 filed on May 6, 2005.
         (d)  Report on Form 8-K Item 1.01 filed on June 13, 2005.
         (e)  Report on Form 8-K Item 8.01 filed on August 31, 2005.
         (f)  Report on Form 8-K Item 1.01 filed on September 23, 2005.
         (g)  Report on form 8-K Item 3.02 filed on September 30, 2005.
         (h)  Report on Form 8-K Item 5.02 filed on October 7, 2005.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            PETROGEN CORP.



Dated: November 10, 2005                    By: /s/  SACHA S. SPINDLER
                                                ________________________________
                                                     Sacha S. Spindler
                                                     Chief Executive Officer



Dated: November 10, 2005                    By: /s/  BRIAN FIDDLER
                                                ________________________________
                                                     Brian Fiddler
                                                     Chief Financial Officer