Form 10KSB
period 2005-12-31
PETROGEN CORP
filed 2006-04-17
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-25579


                                 PETROGEN CORP.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                               97-0571853
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)


                         322 - 2000 South Dairy Ashford
                              Houston, Texas 77077
                    ________________________________________
                    (Address of Principal Executive Offices)


                                  281.497.3700
                           ___________________________
                           (Issuer's telephone number)


                       3220 Southwest Freeway, Suite 3300
                              Houston, Texas 77027
             _____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

         Yes [X]     No [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Check whether the issuer is a blank check company as defined under the Exchange Act.

         Yes [ ]     No [X}

State the issuer's revenues for its more recent fiscal year (ending December 31, 2005): $201,628.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2006: $15,126,542.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                       Outstanding as of April 13, 2006
_____                       ________________________________

Common Stock                        67,676,807
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

                                      None

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

Table of Contents
PART  1

ITEM 1. Description of Business
        Business Development
        Current Business Operations
        Oil and Gas Properties
        Employees
        Risk Factors
ITEM 2. Description of Properties
ITEM 3. Legal proceedings
ITEM 4. Submission of Matters to a Vote of Securities Holders

PART II
ITEM 5. Market for Common Equity and Related Stockholders Matters
        Market Information
        Holders
        Dividends
        Securities Authorized for Issuance under Equity Compensation Plans Recent Sales of Unregistered Securities and Changes in Control of the Company
ITEM 6. Management's Discussion and Analysis or Plan of Operation
        Results of Operation
        Liquidity and Capital Resources
        Plan of Operation
        Material Commitments
        Amounts Due to Related Parties
        Off-Balance Sheet Arrangements
ITEM 7. Financial Statements
        Index to Financial Statements
        Auditors' Report
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Stockholders' Equity [Deficit] Consolidated Statements of Cash Flows
        Notes to the Consolidated Financial Statements
ITEM 8A. Controls and Procedures
ITEM 8B. Other Information

PART III
ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act
        Identification of Directors and Executive Officers
        Involvement in Certain Legal Proceedings
        Audit Committee
        Audit Committee Financial Expert
        Compliance with Section 16(a) of the Exchange Act
ITEM 10. Executive Compensation
         Compensation of Officers and Directors
         Summary Compensation Table
         Stock Options/SAR Grants Table
         Aggregated Options/SAR Exercises
ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 12. Certain Relationships and Related Transactions
         Indemnification of Directors and Officers
ITEM 13. Exhibits.
ITEM 14. Principal Accountant Fees and Services
         Audit Fees
         Financial Information Systems Design and Implementation Fees
         All Other Fees

SIGNATURES

                           FORWARD LOOKING STATEMENTS

This Annual Report contains "forward-looking statements", as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     (i) statements concerning the benefits that we expect will results from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     (ii) statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes", "expects", "anticipates", "estimates" or similar expressions used in this prospectus. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution you not to put undue reliance on these statements, which speak only as of the date of this Annual Report. Further, the information contained in this Annual Report or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 applies to this Annual Report.

Moreover, the Securities and Exchange Commission (the "SEC") permits oil and gas companies, in their filings with the SEC, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. As of the date of this Annual Report, we have not reported nor filed any reserve estimates with any Federal agencies. In this Annual Report, the term "total potential reserves" is used, which is intended to include an aggregate of proved reserves, probable reserves and possible reserves. SEC guidelines strictly prohibit publicly traded companies from including probable and possible reserves in their filings with the SEC. Where possible, absent omissions, when the phrase "potential reserves" is referenced, it is followed by an asterisk (*) to remind the investor of this cautionary note.

AVAILABLE INFORMATION

Petrogen Corp. files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC website at http://www.sec.gov


PART  1

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Petrogen Corp. is a corporation organized under the laws of the State of Nevada. We currently trade on the OTC Bulletin Board under the symbol "PTGC" and are quoted on the Frankfurt Stock Exchange in Germany under the symbol "PTD".

Petrogen Corp. was incorporated under the laws of the State of Nevada on December 3, 1997 under the name "Hadrosaurus Resources, Inc.". On January 20, 1998, we filed an amendment to the articles of incorporation changing our name to "Hadro Resources, Inc." On February 12, 2003, subsequent to the acquisition of Petrogen, Inc. ("Petrogen"), we filed an amendment to its articles of incorporation changing our name to "Petrogen Corp."

On October 11, 2002, effective February 12, 2003, Hadro Resources, Inc. (now known as Petrogen Corp.), Petrogen, Inc. ("Petrogen") and the shareholders of Petrogen (the "Petrogen Shareholders") entered into a share exchange agreement (the "Share Exchange Agreement"). Pursuant to the terms of the Share Exchange Agreement, we acquired from the Petrogen Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Petrogen and issued 7,000,000 shares of our restricted common stock to the Petrogen Shareholders in proportion to their respective holdings in Petrogen.

In accordance with the terms of the Share Exchange Agreement: (i) Petrogen became our wholly-owned subsidiary; (ii) we changed our name to "Petrogen Corp." and our trading symbol to "PTGC"; and (iii) our sole business operations are as an independent oil and gas development and production company.

This acquisition has been accounted for with Petrogen Corp. being treated as the accounting parent and Petrogen being treated as the accounting subsidiary. Accordingly, the consolidated financial statements include the accounts of Petrogen Corp. and its wholly-owned subsidiary, Petrogen, since the date of the acquisition.

Our executive officers are located at 322-2000 South Dairy Ashford, Houston, Texas 77077 and our telephone number is 281.497.3700.

CURRENT BUSINESS OPERATIONS

As of the date of this Annual Report, we are an independent oil and natural gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, development and exploration of oil and natural gas properties throughout the State of Texas and the Texas Gulf Coast region with operations based in Houston, Texas. We are together with our wholly owned subsidiary, Petrogen, Inc. ("Petrogen"), a junior domestic upstream natural gas development company focused on acquiring, developing and producing natural gas reserves in well known high impact and mature hydrocarbon rich areas. Our core business strategy is to acquire interests in fields that have potential natural gas reserves and development and expansion opportunities as well as to acquire properties that have previously produced natural gas from formerly and currently producing proved developed reserves.

Our principal geographic area of focus lies within the onshore and offshore Texas Gulf Coast region, with core assets presently located in the Emily Hawes Field and the Tiller Ranch Field in the Texas Gulf Coast. Non-core assets include Enos Creek Field in central Wyoming and Baxterville Field in southern Gulf Coast of Mississippi. We have acquired the rights and are currently developing our interests in our two core properties spanning over approximately 2,554 net acres with what management believes to be hydrocarbon development opportunities that represent potential oil and natural gas reserves in several potential hydrocarbon bearing geologic horizons that could be exploited with targeted development efforts. Management anticipates that our ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development and expansion our Texas properties, through the drilling of new wells into what management anticipates will thereafter be proven producing hydrocarbon reserves. Currently, we are assessing divestiture opportunities related to our Mississippi and Wyoming properties. Additionally, we have previously held options and rights of first refusal to develop some 15,000 gross acres of prospects in the Texas Permian Basin region, namely the Adams Ranch Field and the Harrell Ranch Field (the Permian Basin Fields). After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing potential hydrocarbon development, as well as taking into consideration Management's focused agenda to develop the Company's Texas Gulf Coast properties exclusively going forward, Management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. Management has no further plans at this time to attempt to re-engage in opportunities to develop potential prospects in the Texas Permian Basin region. We plan to continue building and increasing a strategic base of proven hydrocarbon reserves and production opportunities within the Texas Gulf Coast region that represent outstanding growth opportunities for us and our shareholders over the immediate, near and long term.

OIL AND GAS PROPERTIES

As of the date of this Annual Report, we have not reported nor filed any reserve estimates with any Federal agencies. Plans to commence production from certain properties were initiated within the period of this Annual Report. We maintain approximately an aggregate of 2,554 net developed and undeveloped acreage under the terms associated with Held By Production (HBP) status pursuant to leases and/or concessions as discussed below. The following is a description of our oil and gas operations.

     EMILY HAWES FIELD PROJECT

PRODUCTIVE WELLS AND ACREAGE. We hold a 64.125% working interest and a 77.5% net revenue interest (resulting in 49.697% net of all proceeds from hydrocarbon sales) in approximately 1,571 gross (1,156.65 net) undeveloped acreage of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). Previously we held a 95% working interest and a 77.5% net revenue interest in the Emily Hawes Field. We entered into farm-in agreements with Nortex Corporation ("Nortex") and Darcy Energy LLC, formerly known as Bazmo Exploration LLC ("Darcy"), respectively, pursuant to which we assigned a portion of our interests and retained a 35.0% working interest and a 77.5% net revenue interest (resulting in 26.25% net of all proceeds from hydrocarbon sales). Then, on September 20, 2004, we entered into an agreement with Leila Clark Wynn Mineral Trust, which resulted in our retaining a 37.5% working interest and a 77.5% net revenue interest (resulting in 29.06% net of all proceeds from hydrocarbon sales) for payment of $3,536. On approximately April 13, 2005, we acquired an additional 37.5% working interest in the Emily Hawes Field from Nortex for a one-time aggregate payment of $300,000, thus doubling our working interest to 75% and a net revenue interest of 77.5% (resulting in 58.125% net of all proceeds from hydrocarbon sales). We then sold Darcy a 9.375% working interest, pursuant to the terms and provisions of the Area of Mutual Interest agreement entered into between Darcy and Petrogen in 2004 related to their joint operations on Emily Hawes Field, for a one time aggregate payment of $111,005.

On May 25, 2005, we entered into a farm-out agreement with an individual investor (the "WIU Holder"), pursuant to which we sold to the WIU Holder a working interest unit (the "WIU") in exchange for an aggregate payment of $150,000. The WIU is comprised of a 1.5% working interest in Emily Hawes Field, and 75,000 two-year share purchase warrants (collectively, the "WIU Warrant") with each WIU Warrant permitting the WIU Holder to purchase a share of our restricted common stock up to June 1, 2006 at an exercise price of $.25 and thereafter at an exercise price of $.30 per share until expiration of the WIU Warrant on June 1, 2007. The WIU also has equity conversion rights and terms as follows:

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

After the sales to the WIU Holder and Darcy, we now hold a 64.125% working interest and a 77.5% net revenue interest (resulting in 49.697% net of all proceeds from hydrocarbon sales) in the Emily Hawes Field.

In consideration for the original 95% working interest and the 77.5% net revenue interest we initially acquired in the Emily Hawes Field, we previously issued a floating charge debenture in the amount of $75,000 and certain notes payable totaling $47,145 to certain lessors. As at December 31, 2003, the notes aggregating $47,145 were paid in full. The oil and gas leases relating to the Emily Hawes Field were to terminate by October 31, 2004 unless operations commenced upon the property prior thereto which, in such event, the leases will continue indefinitely. As of the date of this Annual Report, we now control an aggregate 64.125% working interest in Emily Hawes Field providing us with net potential reserves of approximately 8.2 billion cubic feet (Bcf) of natural gas.

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

The Emily Hawes Field had previously been developed by the drilling of three gas wells. Although exhibiting excellent reservoir and production characteristics, a gravel pack completion was not employed and, therefore, sand production forced the premature abandonment of these wells. To realize we believe to be remaining existing reserves, we plan, subject to financing or joint venture operating agreements with industry peers, plan to drill offset wells, utilizing proper completion techniques to control sand production. We intend to utilize data derived from the new wells to subsequently drill step-out locations to efficiently and economically drain the reservoir. We believe that three to six wells will be needed to completely develop the Miocene reservoir. Future drilling will also include a well to test the oil and gas potential of multiple sands in the Frio. We anticipate that a test well in the Frio could potentially prove significant recoverable reserves. We believe that there could be a potential resource of over 21.5 bcf of possible natural gas reserves in the deeper Frio formation.

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

On July 22, 2005, we commenced sales of natural gas from the Emily Hawes #3-A. During third quarter 2005, natural gas production from the Emily Hawes #3-A fluctuated from 250,000 cubic feet of gas per day (mcfgd) to 1,500 mcfgd through a 12/64" choke, during which time we received daily sales prices for our natural gas production ranging from $10.00 per mcfg up to as high as $15.05 per mcfg, while recovering completion fluids and encountering high pipeline pressures. We believe that completion of the Emily Hawes #3-A well bore and pipeline hook-up marked the inflection point of our business model from an investment-stage company to an operational-stage company, and has provided the platform to `prove up' a portion of the Emily Hawes Field's estimated recoverable 12.3 bcf of gross potential formerly producing reserves.

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

Subsequently, on October 7, 2005, crews were mobilized to Emily Hawes Field Project to install the two-stage compression system to help increase and optimize daily natural gas flow rates from Emily Hawes #3-A and as part of our ongoing developments on our natural gas gathering and transportation management facilities on Matagorda Island. Due to high line pressures of the Northern Natural Gas/Matagorda Offshore Pipeline System sales pipeline (the "NNG/MOPS"), optimum daily natural gas production rates from the Emily Hawes #3-A have been suppressed. The addition of the first stage of compression has been implemented to mitigate any further suppression from the NNC/MOPS line pressures to ensure optimum daily natural gas flow rates can be sustained from the Emily Hawes #3-A. As of the date of this Annual Report, natural gas production rates from the Emily Hawes #3-A utilizing initial compression speeds are averaging between 380 mcfgd to 500 mcfgd. We believe based upon indications from operations personnel that as the Emily Hawes #3-A well continues to clean up, compression speeds will be increased within the first stage of compression to further improve gas sales.

PRESENT ACTIVITIES - EMILY HAWES #1-A. On September 15, 2005, we entered into a drilling agreement with Moncla Well Service of Lafayette, Louisiana ("Moncla"), to commence the drilling of the Emily Hawes #1-A well. Previously during the month of June 2005, our operational team readied the Emily Hawes #1-A location, the second sidetrack drilling location. We believe that the Emily Hawes #1-A well is similar to the natural gas producing Emily Hawes #3-A well. The Emily Hawes #1-A step-out location has been prepared to be kicked off at a depth of approximately 2,700 feet by cutting the casing and setting a 200 foot cement kick-off plug. We believe that this will allow us to re-enter the hole and utilize 2,600 feet of the existing well to directionally drill the new side-track bottom hole location. Due to circumstances associated with Hurricane Rita, drilling of the Emily Hawes #1A well was suspended in October, 2005. Management anticipates that activities related to the drilling of the Emily Hawes #1A well will re-commence within calendar year 2006.

TILLER RANCH

On June 9, 2005, we completed the acquisition of a 100% working interest and a 70% net revenue interest in approximately 822 undeveloped acres of oil and gas leases located in Tom Graham Field, Jim Wells County, Texas (the "Tom Graham Field"). We entered into an assignment of lease with Capital Exploration, Inc. ("Capital Exploration") dated June 3, 2005 (the "Tiller Ranch Lease"). In accordance with the terms and provisions of the Tiller Ranch Lease: (i) we have paid to Capital Exploration an initial sum towards the aggregate amount due and owing; (ii) in the event we do not perform according to the terms of the Tiller Ranch Lease, we will forfeit any and all payments made to Capital Exploration and will be required to reassign the Tiller Ranch Lease to Capital Exploration; and (iii) the spudding of the first well to be followed by continuous operations will begin no later than the fourth quarter of 2005 unless extended and agreed upon between us and Capital Exploration.

As of the date of this Annual Report, we anticipate a further extensive testing and completion program to be conducted on the Tiller Ranch Lease. We further anticipate the drilling of five additional locations on the Tiller Ranch Lease capable of testing the multiple Frio and Vicksburg age reservoir sands located within the Tiller Ranch Lease, and anticipate that potentially up to 18 BCFG reserves are recoverable based upon extensive subsurface control provided by approximately 25 wells located on or adjacent to the Tiller Ranch Lease.

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

During fiscal year 2005, we entered into certain agreements with investors pursuant to which we sold an aggregate 24% working interest (16.80% net revenue interest) in exchange for aggregate proceeds of $640,000. The net proceeds were used to offset the costs of drilling and developing the Tiller Ranch during the last quarter of 2005. Three of the investors have an option to convert their respective working interests into shares of our common stock at prices ranging from $0.25 per share to $0.45 per share commencing January 1, 2006 for a period of six months. The conversion price was less than the market price of the Company's stock at the date these agreements were entered into, thus giving rise to an intrinsic value conversion feature. The Company recognized the intrinsic value of the beneficial conversion feature of $245,600 as financing fees

TR #1

On approximately October 13, 2005, our field crew staked the location for TR#1 and commenced location preparations as well as installation of the various support infrastructures necessary for the first phase of operations in the drilling program. On October 27, 2005, a drilling rig was mobilized by Nopolitas Drilling LP, and TR#1 was spud shortly thereafter. After initial preparations were undertaken, including location design, road construction and installation of the necessary infrastructure and services to undertake drilling operations, TR#1 was spud on October 27, 2005. Upon reaching a total depth of 6,000 feet, we implemented a logging program, which was conducted by Schlumberger Ltd. (which provides internationally technology, project management and information solutions in the oil and gas industry). During the logging process, we ran a suite of open-hole logs for formation evaluation and testing and conducted sidewall core analysis. Upon full evaluation and identification of the multiple zones of interest, casing was set of 5,995 feet and Schlumberger Ltd. cemented the TR#1 in preparation for perforating and testing the zones of interest. As a result of the logging program, our technical and operations team identified multiple zones of interest, whereby pressure data and sidewall cores were collected over those same intervals for further third party evaluation by four industry leading petrophysical firms. On approximately October 31, 2005, we completed drilling the TR#1 to a depth of 6,000 feet.

On December 2, 2005, our operations team completed perforating the TR#1 and commenced extended testing of the Stillwell Sands, the deepest of the ten zones identified as prospective natural gas bearing from log analysis. Tests resulted in an absolute open flow natural gas from TR#1 of 5,909 MCFGD. Bottom hole pressure was measured at 2,144 psi. Upon completion of the extended tests, our operations team choked back the TR#1 to a 12/64" choke, at which time the well stabilized with a production rate of 1,267 MCFGD, and 10 barrels of 60 degree API condensate per day with a flowing tubing pressure of 1,634 psi.

Natural gas production and sales commenced early January 2006 from the TR#1, and preliminary daily natural gas flow from the TR#1 is currently being produced at rates averaging 650+ MCFD and approximately 5 BCD utilizing an initial small 5/64" choke size. As of the date of this Annual Report, we are conducting comprehensive analyses towards optimizing future production rates thereby maximizing total project value to our shareholders. We believe that at full maturity, TR#1 may generate between $2,500,000 and $3,000,000 annually in free cash flow to us.

TR#2

After achieving success on the Tiller Ranch with TR#1, preparations were immediately made to implement additional development through a drilling program that management believes could possibly result in as many as 6 natural gas wells. We believe that our drilling plan aims to exploit 18 BCFG of potential natural gas reserves believed to remain on the Tiller Ranch. Therefore, on approximately February 4, 2006, we commenced the spudding and drilling operations of Tiller Ranch natural gas well #2 ("TR#2"). A Patterson-UTI rig #127 was moved onto the location of TR#2 and rigged up to spud TR#2, which marked our second phase of operations on the Tiller Ranch. We conducted our open-hole logging and casing programs for formation evaluation and analysis. After receipt of results of our programs, our technicians and operations team identified multiple zones of interest. Pressure data and sidewall core analyses combined with detailed log evaluation by several third party petrophysical firms indicated that the TR#2 encountered the same target horizons as those at TR#1. Further preliminary indications indicated that reservoir pressures in the Lower Stillwell Sand at the TR#2 are greater than those at the TR#1, the producing horizon from which the TR#1 is generating daily natural gas and condensate revenues. The TR#2 is anticipated to produce economically salable rates of condensate as the Company's operations team further details the relationship of the natural gas and condensate within the stacked, multi-hydrocarbon potential zones on Tiller Ranch Field.

As of the date of this Annual Report, we believe establishing immediate production and sales from the Tiller Ranch assures our business strategy for the area is on track for fiscal year 2006 and beyond. We believe that Tiller Ranch is quickly becoming a key growth driver for our immediate business development objectives and we anticipate that as many as five additional infill and step out well locations of similar quality can be drilled and completed as natural gas producers at Tiller Ranch in the future. If successful, we believe that these additional new wells may significantly impact our current performance metrics. As part of the measures being undertaken by us to optimize overall long term natural gas production from the Tiller Ranch, attention is being taken to implement best practices production optimization methodologies on the project. We believe this will ensure that a careful balance of natural has flow rates are incorporated into the production profile of the TR#1 initially, as well as all subsequent infill and step out well locations, including TR#2, to ensure that the maximization of reserves from the Tiller Ranch can potentially be attained.

MATAGORDA ISLAND PIPELINE

On March 31, 2005, we entered into a purchase agreement (the "Purchase Agreement") with Timothy Roche ("Roche") pursuant to which we purchased the natural gas transmission pipeline located on Matagorda Island. In accordance with the Purchase Agreement: (i) we issued to Roche 175,000 shares of our restricted common stock at $0.50 per share for an aggregate value of $87,500;
(ii) we further agreed to pay additional consideration to Roche a royalty of $0.16 per mcfg transmitted through the pipeline up to $50,000 and, thereafter, $0.12 per mcfg transmitted through the pipeline, both amounts which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 bcf. As a result of consummation of the Purchase Agreement, we control the only gas gathering right-of-way on Matagorda Island, as this is the only existing pipeline on Matagorda Island. This ownership results in our ability to transport our own natural gas from the Emily Hawes Field as well as to transport natural gas from other operators on Matagorda Island. We believe that the Matagorda Island natural gas pipeline has the capacity to transport up to 20,000,000 gross cubic feet of natural gas per day. Previously, we conducted integrity tests on the Matagorda Island pipeline and repaired minor damages to the pipeline to ensure that transmission capacity would be in place prior to anticipated natural gas production from Emily Hawes Field. As of the date of this Annual Report, the pipeline is operating efficiently in the transportation of natural gas produced from Petrogen's Emily Hawes Field property.

BAXTERVILLE FIELD

Productive Wells and Acreage. Pursuant to a farm-in agreement between Petrogen and US Gas Systems Corp. (the "Baxterville Agreement"), we hold a 75% working interest and a 56.25% net revenue interest on any and all potential oil developments and a 50% working interest and a 37.5% net revenue interest on any and all potential natural gas production in approximately 680 gross (513 net) undeveloped acreage of oil and gas leases located in LaMar County and Marion County, Mississippi (the "Baxterville Field"). Pursuant to the terms and provisions of the Baxterville Agreement, Petrogen agreed to recomplete four existing well-bores and further develop additional infill drilling opportunities and proven undeveloped oil and gas reserves located on the Baxterville Field.

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

PRESENT ACTIVITIES. As of the date of this Annual Report, there are four existing shut-in well-bores located on the Baxterville Field. We developed operations at Baxterville Field throughout the summer months of 2003. To date, we have recompleted one well bore (the "Moody #6"). We anticipated commencement of production from the Moody #6 well bore immediately after hooking up all relevant surface equipment, however, bad reservoir performance and geologic structure issues resulted in an uneconomic well.

As of the date of this Annual Report, the Moody #6 and the SJ Hooper #1 well bore are in a shut-in status as they are not producing any economic quantities of hydrocarbons. Management has elected to allow the oil and gas leases associated to the Baxterville Field to lapse as we have determined that further development in Baxterville Field is not economically viable for the Company and does not fit within Petrogen's mandate of developing Texas Gulf Coast hydrocarbon opportunities. However, Petrogen remains owner and in control of all the associated wellbores located within the legal limits of Baxterville Field and has made plans in cooperation with the oil and gas authority of the State of Mississippi to plug and abandon all Petrogen wells within the next twenty four months.

ENOS CREEK FIELD/BROWN GOVERNMENT LEASE

PRODUCTIVE WELLS AND ACREAGE. We hold a 100% working interest and a 77.5% net revenue interest in all existing and future wells located on approximately 440 gross (330 net) undeveloped acreage in the Enos Creek field in Hot Springs County, Wyoming (known as the "Brown Government Lease"). Pursuant to the terms and provisions of the Brown Government Lease: (i) we will pay to Coronado Oil Company 50% of its production income net of royalties to a maximum of $75,000; and (ii) Coronado Oil Company has the right to back-in to a 50% working interest at the time when we complete our development operations and recoup all of our expenses related to those developments, and upon Coronado Oil Company exercising that back-in right, they will forfeit their existing 5% overriding royalty interest which will effectively thereafter increase our net revenue interest from 77.5% to 82.5%. The oil and gas leases relating to the Brown Government Lease will continue in existence subject to our performing the required operations to attempt to bring the property back into the status of production as set forth under the guidelines of the Wyoming Bureau of Land Management.

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

The Brown Government Lease consists of twelve wells previously drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes. We reformulated an operations agenda with the Wyoming Bureau of Land Management, which was initiated during the month of September 2003. However, as of the date of this Annual Report, plans are underway to commence operations with the Bureau's assistance for third quarter 2006.

PRESENT ACTIVITIES. On May 8th, 2003, we entered into a preliminary gas sales contract (the "Gas Sales Contract") with Sierra Gas Corporation ("SGC"). Pursuant to the terms and provisions of the Gas Sales Contract: (i) SGC shall, upon Petrogen's successful production of natural gas hydrocarbons, gather gas from the Enos Creek property as productive capacity is brought on stream and made available for purchase; and (ii) we will be paid 90% of Colorado

Interstate Gas at First of Month Index Price. As of the date of this Annual Report, no gas sales have been made due to the relationship with the Enos Creek operations vis a vis the Brown Government Lease. We anticipate that subject to successful well recompletions being conducted, our first gas sales in this regard may commence by approximately fourth quarter 2006.

Currently, we are assessing opportunities related to the potential divestiture of our interests in Enos Creek Field.

ADAMS RANCH AND HARRELL RANCH PROPERTIES, CROCKETT COUNTY, TEXAS

The Company holds certain rights to develop an average 100% working interest and 77.5% net revenue interest located on approximately 20,180 acres of developed and undeveloped acreage on the Adams Ranch and Harrell Ranch prospects in Crockett County, Texas, which consists of 6,480 net acres of shallow development rights and 13,700 net acres of deep development rights. After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing hydrocarbon development, as well as taking into consideration management's focused agenda to develop the Texas Gulf Coast properties exclusively going forward, management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. As a result, at December 31, 2005, the Company has abandoned this property and expensed a total of $109,804 of previously capitalized expenditures relating to these properties

DRILLING ACTIVITY

The following table sets forth the results of our drilling activity as of December 31, 2005:

   _____________________________________________________________________________

   Gross Wells                                   Net Wells
   _____________________________________________________________________________
   Total (3)    Producing (2)    Dry (NIL)    Total      Producing     Dry (NIL)
                                               (2.118)    (1.412)
   _____________________________________________________________________________
                Shut-in (1)                              Shut-in
                                                          (.706)
   _____________________________________________________________________________

PRODUCTION INFORMATION


With the exception of the disclosure regarding the Tiller Ranch, during the prior three fiscal years, we had no oil and gas production.

PRODUCING WELLS AND ACREAGE


GROSS AND NET PRODUCTIVE GAS WELLS, DEVELOPED ACREAGE AND OVERRIDING ROYALTY INTERESTS

Productive wells and developed acres. The tables below set forth our leasehold interest in productive and shut-in wells, and in developed acres, at December 31, 2005:

       __________________________________________________

       Prospect           Gross(1)                Net (2)
       __________________________________________________
       Emily
       Hawes Field        3                       2.325
       __________________________________________________
       Tiller Ranch       2                       1.412
       Field
       __________________________________________________
       Baxterville
       Field              5                       4.32
       __________________________________________________
       Enos Creek
       Field              3                       2.475
       __________________________________________________

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

DEVELOPED ACREAGE TABLE (1)

       __________________________________________________

       Prospect           Gross(2)                Net (3)
       __________________________________________________
       Emily
       Hawes Field        1,571                   1,156
       __________________________________________________
       Tiller Ranch       822                       575
       Field
       __________________________________________________

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

UNDEVELOPED ACREAGE

LEASEHOLD INTERESTS

The table below sets forth our leasehold interest in undeveloped acreage at December 31, 2005:

       __________________________________________________

       Prospect           Gross                   Net
       __________________________________________________
       Enos Creek
       Field              440                     330
       __________________________________________________
       Baxterville
       Field              660                     495
       __________________________________________________

DELIVERY COMMITMENTS


We have no delivery commitments. We contract with Northern Natural Gas (Gulf Coast) and Sierra Gas (Rocky Mountains) for pipeline to sell oil or gas produced


COMPETITION

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

EMPLOYEES

As of the date of this Annual Report, we do not employ any persons on a full-time or on a part-time basis. Mr. Sacha Spindler, our Chief Executive Officer, and Mr. Sam Sen, our President, are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek employees as necessary in our best interests. The following lists describes certain services performed for us by consultants. See "Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions."

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating us and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that we are facing. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from operations totaling approximately $3,065,271 for fiscal year ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of $9,359,742 and a working capital deficit of $1,595,169. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Our development of and participation in an increasingly larger number of oil and gas prospects have required and will continue to require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit, and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS. We have received a going concern opinion from our independent auditor's report accompanying our December 31, 2005 and 2004 consolidated financial statements. The independent auditor's report accompanying our December 31, 2005 and 2004 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

The Tiller Ranch and the Emily Hawes Field are the oil and gas properties where most of our drilling capital resources have been employed. These prospects are still in the development stage, and estimates made at this time as to proved or probable oil and natural gas reserves cannot be guaranteed that sufficient reserves will be maintained or new reserves discovered for production. The absence of a sustained production history provides risk regarding independent reserve estimates. Property lease positions in other locations that have been acquired by us are unproven, having little to no production, which prevents us from assigning any proved or probable reserves to these other properties.

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

WE ARE SUBSTANTIALLY DEPENDENT UPON ONLY ONE OR TWO PROPERTIES. We are substantially dependent upon only one or two properties located in Texas, which causes our risk to be concentrated. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation of natural gas produced from the wells.

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

WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS. We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Mr. Sacha Spindler, our Chief Executive Officer, and Mr. Sam Sen, our President. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

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

RISKS RELATED TO OUR COMMON STOCK

SALES OF A SUBSTANTIAL NUMBER OF SHARE OR OUR COMMON STOCK INTO THE PUBLIC MARKET MAY RESULT IN SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK. Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our Common Stock and could affect your ability to realize the current trading price of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market by certain stockholders could cause a reduction in the market price of our Common Stock. As of the date of this Annual Report, we have 67,676,807 shares of Common Stock issued and outstanding. As of the date of this Annual Report, there are 38,016,919 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2005, there are an aggregate of 5,130,277 Stock Options and 3,807,000 Warrants outstanding.

Any significant downward pressure on the price of our Common Stock as certain stockholders sell their shares of our Common Stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our Common Stock.

THE TRADING PRICE OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD HAS BEEN AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY. The trading price of our Common Sock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares. During fiscal years ended December 31, 2005 and December 31, 2004, our Common Sock has traded as low as $0.17 and as high as $0.99. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and
(ix) general economic trends.

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

As of March 6, 2006, our Board of Directors authorized and approved the adoption of Performance Stock Incentive Plan (the "Performance Stock Incentive Plan"), pursuant to which an aggregate of 30,000,000 shares of our restricted Common Stock were issued to certain officers, directors and consultants. The 30,000,000 shares of restricted Common Stock are subject to an escrow and can be acquired by the respective individual upon achievement by us of certain milestones. See "Item 5. Market for Common Equity and Related Stockholders Matters" and "Item
10. Executive Compensation."

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

ITEM 2. DESCRIPTION OF PROPERTIES

Except as described above regarding the oil and gas properties, we do not own any other real estate or property. We lease office space and our offices are located at 322-2000 South Dairy Ashford, Houston, Texas 77077.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceeding contemplated by any governmental authority or any other party involving us or our properties. Other than as discussed below, as of the date of this Annual Report, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding; of (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

PETROGUARD COMPANY INC. LITIGATION
On or about September 15, 2004, a lawsuit was filed by Petroguard Company, Inc. ("Petroguard") against Petrogen, Inc. On or about October 12, 2004, Petrogen, Inc. removes this case to the United States District Court for the Southern District of Texas, Victoria Division, Civil Action No. V-04-94, Petroguard Company, Inc., vs. Petrogen, Inc. and Leo William Kerrigan. The claims made by Petroguard in its complaint against Petrogen, Inc. and Mr. Kerrigan allege conversion, unjust enrichment, fraud and negligent representation, and a request for declaratory judgment and injunctive relief regarding a cease and desist order for utilization and distribution of a three-dimensional seismic survey. The complaint further alleges that Petroguard incurred certain expenses developing the geologic and geophysical interpretations of a three-dimensional seismic survey of approximately 135 square miles constituting Esperitu-Santo Bay and most of Matagorda Island, and that Petrogen wrongfully obtained the seismic survey. Petrogen has responded in its answer to the complaint denying receipt of the seismic data as alleged and counterclaiming that Petrogen is in possession of some related data that is not three-dimensional, which it properly acquired from a company named Fortune. As of the date of this Annual Report, we intend to aggressively defend all such claims and to pursue all such legal actions and remedies against Petroguard.

SETTLEMENT OF DAVIS GULF COAST LITIGATION
On or about April 6, 2005, Petrogen, Inc. filed a lawsuit against Davis Gulf Coast ("Davis") in the 55th Judicial District Court of Harris County, Texas, Civil Action No. 2004-65553. The claims made by Petrogen in its complaint against Davis generally allege breach of contract. Previously, Petrogen and Davis had entered into an agreement pursuant to which Davis agreed to provide support and services for the drilling program on Matagorda Island. The complaint alleges that Davis breached its agreement by failing to perform services in a timely and proper manner. Davis has filed an answer and counterclaim to the complaint alleging that Petrogen failed to compensate it in the amount of $177,234.53. On August 12, 2005, Petrogen and Davis entered into a settlement agreement. The parties have at all times denied all allegations asserted by each party, however, the parties desire that all matters in dispute between them be terminated and resolved without further legal proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2005, no matters were submitted to our stockholders for approval.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock is traded on the OTC Bulletin Board under the symbol "PTGC" and is quoted on the Frankfurt and Berlin Stock Exchanges in Germany under the symbol "PTD". The market for our Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended                High Bid          Low Bid

12/31/05                     $0.81             $0.49
09/30/05                     $0.60             $0.34
06/30/05                     $0.44             $0.32
03/31/05                     $0.52             $0.27
12/31/04                     $0.58             $0.49
09/30/04                     $0.55             $0.41
06/30/04                     $0.52             $0.33
03/31/04                     $0.39             $0.22

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Petrogen Corp. Stock Option Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2005:


                      EQUITY COMPENSATION PLAN INFORMATION

                       Number of Securities        Weighted-Average Exercise    Number of Securities
                       To Be Issued Upon           Price of Outstanding         Remaining Available
                       Exercise of Outstanding     Options, Warrants            for Future Issuance
                       Under  Options, Warrants    and Rights                   Equity Compensation
                       and Rights                                               Plans (excluding (a))
                                 (a)                        (b)                            (c)
_____________________________________________________________________________________________________

Equity Compensation
Plans Approved by
Security Holders

Stock Options               5,130,277                  $0.44                           2,215,000

Equity Compensation
Plans Not Approved
By Security Holders

Warrants (1)                3,642,000                  $0.50                             -0-
                              165,000                   0.25                             -0-

Total                       8,937,277                                                  2,215,000

_____________________________________________________________________________________________________

(1) Of the 3,807,000 warrants, 75,000 two-year warrants are exercisable at $0.35 per share until June 1, 2006 and thereafter at $0.30 per share until June 1, 2007. The remaining 3,732,000 warrants and 7,464,000 piggyback warrants were set to expire on September 30, 2005. However, in accordance with the terms and provisions of new agreements with the investors, the 7,464,000 piggyback warrants were cancelled and the 3,732,000 warrants have been extended to March 31, 2006 with the exercise price re-priced from $0.50 to $0.45 per share.


PETROGEN CORP. 2004 STOCK OPTION PLAN

On July 23, 2004, our Board of Directors unanimously approved and adopted a 2004 stock option plan (the "Stock Option Plan"), which provides for the granting of up to 6,000,000 shares of common stock. The purpose of the Stock Option Plan is to advance our interests and the interests of our shareholders by affording our key personnel opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to our key personnel, generally defined as a person designated by our Board of Directors upon whose judgment, initiative and efforts we may rely including any of our directors, officers, employees or consultants.

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

During fiscal year ended December 31, 2004, we granted a total of 8,985,000 Stock Options to our directors, officers, employees and consultants at exercise prices ranging from $0.25 to $1.00 per common share under the 2003 Stock Option Plan (5,000,000) and the Stock Option Plan (3,985,000).

During fiscal year ended December 31, 2005, we granted a total of 300,000 Stock Options to one of our directors and officers at exercise prices ranging from $0.50 to $0.75 per common share and 560,000 Stock Options to a consultant at exercise prices ranging from $0.25 to $0.50 per common share under the Stock Option Plan.

As of the date of this Annual Report, under the Stock Option Plan and the 2003 Stock Option Plan, an aggregate of 5,719,060 Stock Options remain issued and outstanding.

PERFORMANCE STOCK INCENTIVE PLAN

On March 6, 2006, our Board of Directors, pursuant to unanimous consent, approved the adoption of a performance stock incentive plan - 2006 (the "Performance Stock Incentive Plan") with an effective date of March 1, 2006 (the "Effective Date"), pursuant to which shares of our restricted common stock will be allocated and issued into escrow in the record name of certain officers, directors and/or employees/consultants as incentives at an original issue price of $0.001 par value per share (the "Escrowed Performance Shares"). The Board of Directors deemed adoption and approval of the Performance Stock Incentive Plan to be in our best interests and those interests of our shareholders based upon an analysis of several factors including, but not limited to the following: (i) to retain and attract the best available personnel as our directors, management, advisers and consultants of the Company (the "Participants") to enhance the continued successful performance to date of our operational business plan by management; (ii) to create inducements and incentives for the Participants based on achievement of certain performance criteria to encourage maximization of our further operational success and growth, thus creating substantial value for our shareholders; (iii) to provide our management with a measure of control to ensure continuity and successful future performance of our operational business plan goals; and (iv) to simultaneously create combined operational efficiency of incentives for our management and enhancement of our capital by associated realization costs. Based upon the terms and provisions of the Performance Stock Incentive Plan:

     (i) an aggregate of 3,500,000 Escrowed Performance Shares can be purchased pro-rata from escrow by a participant (the "Participant") at a price of $0.50 per share commencing one year from the Effective Date for up to five years;

     (ii) an aggregate of 4,500,000 Escrowed Performance Shares can be purchased pro-rata from escrow by a Participant at a price of $1.00 per share on or before the first three years after the Effective Date, if our assets increase by 50%, the market share price of our common stock achieves a minimum of $1.25, and our financial statements reflect a minimum $3,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

     (iii) an aggregate of 6,000,000 Escrowed Performance Shares can be purchased pro-rata from escrow by a Participant at a price of $1.25 per share on or before the first five years after the Effective Date, if our assets increase by 100%, the market share price of our common stock achieves a minimum of $2.00, and our financial statements show a minimum $6,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

     (iv) an aggregate of 7,500,000 Escrowed Performance Shares can be purchased pro-rata from escrow by a Participant at a price of $1.50 per share on or before the first seven years after the Effective Date, if our assets increase by 200%, the market share price of our common stock achieves a minimum of $3.00, and our financial statements show a minimum of $9,000,000 profit before taxes, depletion, amortization and stock based compensation charges; and

     (v) an aggregate of 8,500,000 Escrowed Performance Shares can be purchased pro-rata from escrow by a Participant at a price of $2.00 per share on or before the termination date, if our assets increase by 400%, the market share price of our common stock achieves a minimum of $4.00, and our financial statements show a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges.

The Escrowed Performance Shares shall participate as to all the rights of a shareholder, including voting rights, except that until earned and paid from escrow, the Escrowed Performance Shares shall not participate in dividends, assets or other distributions. The Escrowed Performance Shares can be purchased by the Participant: (i) cash; (ii) shares of common stock which are already owned by the participant and have an aggregate market referenced value as determined by the board; (iii) any other legal consideration that the board may deem appropriate; and (iv) a cashless exercise based upon a certain formula. Any Escrowed Performance Shares not earned during the specified time frame set forth above may be carried forward. At termination of the Performance Stock Incentive Plan, all Escrowed Performance Shares not earned will be cancelled and returned to treasury.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2005, to provide capital, we issued shares of our Common Stock pursuant to private placement offerings, settlement of debt or pursuant to contractual agreements as set forth below.

PERFORMANCE STOCK INCENTIVE PLAN

On March 6, 2006, we issued an aggregate of 30,000,000 shares of our restricted Common Stock to seven Participants, of which 30,000,000 shares are being held in escrow for future delivery. The shares of Common Stock were issued pursuant to the transactional exemption under the Securities Act of 1933, as amended (the "Securities Act") in accordance with Section 4(2).

EMILY HAWES DEBT CONVERSION

During fiscal year ended December 31, 2005, we approved the issuance of an aggregate of 235,030 shares of our restricted Common Stock to McAda Drilling Fluids, Inc. ("McAda") in connection with a debt settlement. Pursuant to certain services provided by McAda on the Emily Hawes Field, we incurred an aggregate debt of $82,260.34 to McAda. In accordance with a debt agreement with McAda, McAda agreed to convert the aggregate debt of $82,260.34 into 235,030 shares of our Common Stock at the approximate rate of $0.35 per share.

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

PRIVATE PLACEMENT OFFERING

During fiscal year ended December 31, 2005, we engaged in a private placement offering under Regulation S of the Securities Act, which has been terminated. Pursuant to the terms of the private placement, we sold 180,000 shares of our common stock to two investors at the price of $0.25 per share for aggregate proceeds of $45,000, which had been received as of December 31, 2004. The per share price of the offering was arbitrarily determined by our board of directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and our net estimated worth. We issued 120,000 shares of common stock to one U.S. accredited investor and 60,000 shares to one non U.S. sophisticated investor. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

CONSULTING SERVICES AGREEMENT

During fiscal year ended December 31, 2005, our Board of Directors approved the issuance to eleven of our consultants of an aggregate of 320,000 shares of our restricted Common Stock and 224,366 of our Common Stock valued at $242,912 in accordance with the terms and provisions of the respective consulting agreements. The shares of restricted Common Stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Section 4(2). Four of the consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. The shares of Common Stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Section 4(2).

BONUSES

During fiscal year ended December 31, 2005, our Board of Directors approved the issuance to four individuals, two of whom are current officers and/or directors, of an aggregate of 1,583,000 shares of our Common Stock valued at $661,500. The shares of Common Stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Section 4(2).

FINDERS' FEE

During fiscal year ended December 31, 2005, our Board of Directors approved the issuance to Michael Tan of an aggregate of 671,400 shares of our restricted Common Stock in accordance with the terms and provisions of a finders' fee agreement which required issuance of the number of shares equivalent to 10% of all units sold (6,284,000 units) in a private placement offering during fiscal year ended December 31, 2004. The shares of Common Stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Regulation S. Mr. Tan acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

NOTE RECEIVABLE

During fiscal year ended December 31, 2005, our Board of Directors approved the issuance to Peter Jensen of an aggregate of 1,250,000 shares of our Common Stock at a price of $0.30 per share for aggregate consideration of $375,000. The consideration for acquisition of the shares of Common Stock is evidenced by a non-interest bearing promissory note dated April 4, 2005 between us as lender and Mr. Jensen as borrower (the "Note Receivable"). Pursuant to the terms and provisions of the Note Receivable: (i) Mr. Jensen is to pay the principal amount of $375,000 to us by September 30, 2005 (received) by either cash or delivery of shares of our Common Stock at the greater of the then market value of $0.30 per share at the time of tendering the principal amount due; and (ii) in the event the principal amount is not repaid in accordance with such terms, interest shall accrued at five percent (5%) per annum.

STOCK OPTIONS EXERCISED

During fiscal year ended December 31, 2005, we issued an aggregate of 2,306,123 shares of our common stock pursuant to the exercise of 2,306,123 Stock Options at exercise prices ranging from $0.30 to $0.75 per share, for aggregate proceeds of $868,949, of which $303,949 was utilized to off-set debt owing to one of our directors and five consultants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

SUMMARY OF FINANCIAL DATA

The summarized consolidated financial data set forth in the table below is derived from and should be read in conjunction with our audited consolidated financial statements for the period from inception to the fiscal year ended December 31, 2005, including the notes to the financial statements which are included elsewhere in this Annual Report.

                                             For Fiscal Year Ended
                                               December 31, 2005
                                                   (audited)
__________________________________________________________________
Revenue                                          $   201,628
Net Loss                                          (3,065,271)
__________________________________________________________________

Working Capital Deficit                         $ (1,595,169)
Total Assets                                       3,875,154
Total Number of Shares of Common Stock            32,873,500
Stockholders' Equity                               1,105,250
__________________________________________________________________

RESULTS OF OPERATION

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

Our net losses during fiscal year ended December 31, 2005 were approximately ($3,065,271) compared to ($4,003,722) during fiscal year ended December 31, 2004 (a decrease of $938,451). During fiscal year ended December 31, 2005, we recorded revenue in the aggregate amount of $201,628 consisting of $199,013 in gas sales revenue and $2,615 in interest income compared to revenue in the aggregate amount of $1,596 consisting of interest income recorded during fiscal year ended December 31, 2004 (an increase of $200,032 or 125.33%). The increase in revenue was primarily a result of the sale of natural gas produced from the wells brought into production. We incurred operating expenses of $11,258 (2004:
$-0-) for depletion and $45,450 (2004: $-0-) in lease operating expenses.

During fiscal year ended December 31, 2005, we incurred operating expenses of approximately $3,210,191 compared to operating expenses of $4,005,318 incurred during fiscal year ended December 31, 2004 (a decrease of $795,127 or 19.85%). The operating expenses incurred during fiscal year ended December 31, 2005 consisted of: (i) $1,448,652 (2004: $546,286) in general and administrative expenses; (ii) $801,750 (2004: $609,000) in management and consulting fees - related party; (iii) $303,921 (2004: $521,674) in professional fees; (iv) $16,673 (2004: $4,979) in depreciation; (v) $259,900 (2004: $2,046,650) in management and consulting fees - stock based  compensation;  (vi) $23,891 (2004:
$52,428) in interest expense; (vii) $-0- (2004: $224,301) in loss on settlement of debt; (viii) $245,600 in financing fees (2004: $-0-); and (ix) $109,804 in impairment of oil and gas properties (2004: $-0-).

General and administrative expenses increased during fiscal year ended December 31, 2005 compared to the same period in 2004 due to an overall increase in our level of operations resulting from the increased number of operational wells. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs. The management and consulting fees - stock based compensation relating to the fair valuation of stock bonus received and stock options granted decreased during fiscal year ended December 31, 2005 compared to the same period due to a decrease in the number of Stock Options granted to our officers and directors. Depreciation expense increased during fiscal year ended December 31, 2005 compared to the same period primarily the result of the increase in depreciation resulting from the purchase of equipment. Professional fees also decreased during fiscal year ended December 31, 2005 compared to the same period due to the reduction of litigation and acquisitions. A loss on settlement of debt was incurred during fiscal year ended December 31, 2004, which was not incurred during fiscal year ended December 31, 2005.

During fiscal year ended December 31, 2005, we recorded a loss from operations of ($3,067,886) (2004: ($4,005,318) ) and interest income of $2,615 (2004:
$1,596) resulting in a net loss of ($3,065,271) (2004: ($4,003,722) )

The overall decrease in operating expenses during fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004 was primarily due to the decrease in management fees - stock based compensation relating to the fair valuation of stock bonus received and Stock Options granted.

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. During fiscal year ended December 31, 2005, approximately $207,000 was incurred by us to Mr. Spindler for management and consulting services rendered, and an additional $245,000 was incurred by us to Mr. Spindler as bonus management fees. At December 31, 2005, Mr. Spindler owed an aggregate of $4,529 relating to an advance on expenses. See "Item 10, Executive Compensation."

Mr. Kerrigan, our prior Co-President and director, derived remuneration from us as compensation for management and consulting services rendered. During fiscal year ended December 31, 2005, approximately $67,500 was incurred by us to Mr.

Kerrigan for management and consulting services rendered, and an additional $122,500 was incurred by us to Mr. Kerrigan as bonus management fees. As of the date of this Annual Report, Mr. Kerrigan will also receive severance fees of $121,500. At December 31, 2005, we owed Mr. Kerrigan an aggregate of $142,724 relating to accrued management fees and bonuses. Effective October 7th, 2005, Mr. Kerrigan tendered his resignation as Co-President and as a director. See "Item 10, Executive Compensation."

Mr. Sen, our President, derives remuneration from us as compensation for management services rendered. During fiscal year ended December 31, 2005, approximately $120,000 was incurred by us to Mr. Sen for management fees, and an additional $93,000 was incurred by us to Mr. Sen as bonus management fees. At December 31, 2005, we owed Mr. Sen an aggregate of $65,000 for accrued management fees. See "Item 10, Executive Compensation."

Mr. Fiddler, our chief Financial Officer, derives remuneration from us as compensation for management services rendered. During fiscal year ended December 31, 2005, approximately $36,000 was incurred by us to Mr. Fiddler for management fees, and an additional $16,250 was incurred by us to Mr. Fiddler as bonus management fees. At December 31, 2005, we owed Mr. Fiddler an aggregate of $-0 for accrued management fees. See "Item 10, Executive Compensation."

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. During fiscal year ended December 31, 2005, approximately $72,000 was incurred by us to Mr. Russell for management fees. During fiscal year ended December 31, 2005, Mr. Russell exercised an aggregate of 172,667 Stock Options at various exercise prices and accepted a debt settlement of 35,000 shares of our Common Stock for aggregate proceeds of $126,500, which amount was utilized by us to offset the aggregate amount of management fees due and owing Mr. Russell. Thus, at December 31, 2005, we owed Mr. Russell an aggregate of $4,000 for accrued management fees. See "Item 10, Executive Compensation."

Our net loss during fiscal year ended December 31, 2005 was ($3,065,271) or ($0.10) per share compared to a net loss of ($4,003,722) or ($0.22) per share for fiscal year ended December 31, 2004. The weighted average number of shares outstanding was 30,171,562 at December 31, 2005 compared to 18,008,981 at December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

AS AT DECEMBER 31, 2005

As at fiscal year ended December 31, 2005, our current assets were $1,174,735 and our current liabilities were $2,769,904, resulting in working capital deficit of $1,595,172. As at fiscal year ended December 31, 2005, current assets were comprised of: (i) $817,720 in cash; (ii) $45,000 in restricted cash; (iii) $241,740 in accounts receivable; (iv) $14,114 in notes receivables; and (v) $56,161 in pre-paids and deposits.

As at fiscal year ended December 31, 2005, our total assets were $3,875,154 comprised of: (i) $1,174,735 in current assets; (ii) $2,650,940 in capitalized oil and gas expenditures relating to our unproved oil and gas properties; and

(iii) $49,479 in furniture and equipment (net of depreciation). As of December 31, 2004, our total assets were $2,624,196 comprised of: (i) $1,117,856 in current assets; (ii) $1,475,409 in capitalized oil and gas expenditures relating to our unproved oil and gas properties; and (iii) $30,931 in furniture and equipment (net of depreciation). The increase in total assets during fiscal year ended December 31, 2005 from fiscal year ended December 31, 2004 was primarily due to the increase in capitalized oil and gas expenditures on our properties.

As at fiscal year ended December 31, 2005, our current liabilities were $2,769,904. Current liabilities were comprised of: (i) $1,172,583 in accounts payable and accrued liabilities; (ii) $1,209,430 in subscription proceeds received; (iii) $270,143 due to related parties; and (iv) $43,438 in advances payable. As at fiscal year ended December 31, 2005, our total liabilities were $2,769,904, all consisting of current liabilities. As of December 31, 2004, our total liabilities were $1,024,976 consisting of current liabilities were: (i) $820,189 in accounts payable and accrued liabilities; (ii) $45,000 in subscription proceeds received; (iii) $155,233 due to related parties; and (iv) $4,554 in current portion of debentures payable. The increase in total liabilities during fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004 was due primarily to the increase in accounts payable and accrued liabilities from $820,189 to $1,172,583 and the increase in recording of subscription proceeds as a liability from $45,000 to $1,252,095.

Stockholders' equity decreased from $1,599,220 for December 31, 2004 to $1,105,250 for fiscal year ended December 31, 2005.

For fiscal year ended December 31, 2005, net cash from operating activities was ($565,011) compared to net cash used in operating activities of ($904,991) for fiscal year ended December 31, 2004. Net cash from operating activities during fiscal year ended December 31, 2005 was comprised of a net loss of ($3,065,271) (2004: ($4,003,722)) and adjusted primarily by: (i) expenses paid by issuance of shares of $1,148,830 (2004: $497,707); (ii) accounts payable of $758,438 (2004:
$470,011); and (iii) stock based compensation of $259,900 (2004: $2,046,650).

Our cash flow used in investing activities for fiscal year ended December 31, 2005 was ($1,484,314) compared to net cash used in investing activities of ($763,584) for fiscal year ended December 31, 2004. The net cash used in investing activities during fiscal year ended December 31, 2005 was primarily from oil and gas properties in the amount of $1,449,093 (2004: $733,486). The change in net cash used in investing activities during fiscal year ended December 31, 2005 was primarily the result of an increase in the investment and acquisition of oil and gas properties.

Cash flows from financing activities for fiscal year ended December 31, 2005 was $2,039,719 compared to cash flow from financing activities of $2,487,524 for fiscal year ended December 31, 2004. The net cash flow from financing activities during fiscal year ended December 31, 2005 was primarily comprised of: (i) $1,399,430 (2004: $2,060,500) in proceeds on sale of common stock; (ii) $375,000
(2004: $550,000) in loan receivable; and (iii) $246,689 in advances from related parties (2004: ($96,091). The decrease in net cash from financing activities during fiscal year ended December 31, 2005 was primarily the result of a decrease in the amount of proceeds received from sale of common stock.

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

We believe, however, that fiscal year 2005 proved to be a very successful year for us. Our management positioned us to develop our interests specifically within the Texas Gulf Coast region as our primary area of operational focus going forward through development of the Emily Hawes Project and the Tiller Ranch Project. We believe that implementation of a well defined operations strategy over the past twelve months has led to proving up natural gas and condensate reserves on both of these key properties through the development of successful new well completions, resulting in substantial increases in reserves, hydrocarbon sales and revenues as well as the further definition of the geologic aspects of the fields that bode exceptionally well for our strong continued growth in natural gas and condensate production and revenues into the future.

As of the date of this Annual Report, both the EH#3A well and the TR#1 well have been completed as successful natural gas producers and are currently providing us with revenues that average approximately $180,000 per month. Additionally, Tiller Ranch Project has shown outstanding earnings potential not only as a natural gas production field, but as a high quality condensate production field. The TR#1 well produces 60 degree API condensate along with its natural gas production and the recently completed TR#2 well is anticipated to produce rates of condensate greater than those of the TR#1 as our operations team further details the relationship of the natural gas and condensate within the stacked, multi-hydrocarbon potential zones. Our management is confident that as many as five more new well drills could be completed as natural gas and/or condensate producers in the Tiller Ranch Project exploit potential reserves of 18 BCF plus natural gas with additional reserves of condensate.

We believe that our Texas Gulf Coast operations program saw the successful completion of the first stages of new development efforts at our Emily Hawes Project during fiscal year 2005 that resulted in re-establishing natural gas production from the Basal Miocene sands. We believe that we mitigated and managed complex development challenges related to marine supported operational logistics, establishing us as one of the very few junior natural gas producers in the Texas Gulf Coast that has developed the expertise to operate in this region.

We are confident that at least three additional step-out wells can be completed at the Emily Hawes Project. We believe that a successful program could result in proving up reserves of approximately 12 BCF plus of natural gas in the Basal Miocene alone. Significant additional reserve potential exists in the deeper Frio Formation, which we will attempt to exploit over the course of the next two years in a move to significantly expand the ultimate production, revenues and reserve potential of the Emily Hawes Project.

As part of our Texas Gulf Coast mandate, our management has positioned us to have complete control of the distribution of our hydrocarbon products. To that end, we have acquired and constructed the entire natural gas gathering and transportation facilities and pipelines within the areas adjacent to and upon both of our currently producing Gulf Coast properties, effectively managing the distribution of our commodities right up to the sales interconnect points. We believe that this streamlined, integrated business model has resulted in additional realized value through our ability to generate additional revenues through transportation tariffs to third party operators in those areas.

Throughout our fiscal strategy and growth mandate, we have been very cognizant and proactive on developing our continuous financial strength over the course of our operational history. We believe that through a well planned and executed development agenda, we have developed from the seed stage through start-up to the current development activities of our early stage growth strategy. In keeping with this focused and disciplined fiscal approach, we have not incurred any form of senior or subordinated debt. It has long been the goal of our management to minimize debt so that it would not be a consideration in our early stage growth model. We were originally positioned with known high-quality hydrocarbon assets in high impact regions such as the Texas Gulf Coast and set forth to develop those assets with capital that was raised through equity infusions only. The result is that we as operator of those assets and our shareholders maintain 100% control of our assets rather than having pledged those assets in exchange for a substantially higher risk development platform comprised of debt. Our revenue stream is not encumbered by any form of financing or servicing of debt.

As a logical step regarding our next phase of growth, our management is currently assessing numerous opportunities in a number of key areas both corporately and operationally. Particularly, we have initiated the evaluation of several international producing properties for the purpose of acquisition, on which we plan to begin negotiations and work toward consummation of acquisition agreements within fiscal year 2006. Potential acquisitions from the opportunity set currently under review would result in our immediate entry into the global energy arena and provide instant positive impact on our earnings and profits and financial performance indicators. These potential new assets, along with the ongoing development and success of our Texas Gulf Coast assets proven up during fiscal year 2005, would cumulatively provide an even greater platform for achieving all corporate and operational targets along these key criteria.

As part of our overall growth objectives for fiscal year 2006, our management has been assessing alternative listing platforms for the public trading of our common shares. To this end, we have identified a number of international stock exchanges that we have been evaluating and in discussion with regarding preparation to move the trading of our common shares from the NASD Over-the-Counter Bulletin Board to a more senior and internationally recognized stock exchange. Further, we intend to extend the trading of our common shares through inter-listing on several international stock exchanges in regions of the world that promote and value the fundamental attributes and further development of producing oil and gas enterprises such as us. We believe that this will also provide liquidity platforms for new incoming international investors and shareholders that would potentially be the result of the successful funding and consummation of international business agreements for new asset acquisitions and joint development projects. We will also provide additional trading platforms and extended hours of trading for our current shareholders.

As part of our strategy to expand our listings, our management and our opportunities globally, we have established a ten-year Performance Stock
Incentive  Program.  The  Performance  Stock  Incentive  Program  permits  up to

30,000,000 shares of our common stock to be earned in stages over ten years where earning occurs on multiplying our assets and production and stockholder value, which would result in the recipients paying in approximately $42,000,000 in capital contribution to move our development forward. The purpose of the Performance Stock Incentive Program is to encourage management to achieve maximal growth and value while putting increased stockholder value ahead of any substantial management benefit. See " Item 5. Market For Common Equity and Related Stockholder Matters - Recent Issuances of Unregistered Securities."

During fiscal year ended December 31, 2004, we completed a private placement offering whereby we issued 7,284,000 Units for gross proceeds of $1,821,000. Each Unit consisted of one share of common stock, one-half of one share purchase warrant (the "Share Purchase Warrant") and one piggyback warrant (the "Piggyback Warrant"). Each whole Share Purchase Warrant entitled the holder thereof (collectively, the "Investor") to purchase one additional share of our restricted common stock until September 30, 2005 at a purchase price of $0.50 per whole Share Purchase Warrant. Each Piggyback Warrant entitled the Investor to purchase one additional share of common stock until January 31, 2006 at a purchase price of $1.00 per Piggyback Warrant, and only if the Warrants were first exercised in full.

During fiscal year ended December 31, 2005, we entered into agreements with certain of the Investors to opt to surrender for cancellation the Piggyback
Warrants and to re-price the $.50 half warrants to $.45 per whole exercised warrants held of record by the respective Investor (collectively, the Agreements"), in order to prevent dilution and to help attract investors for future possible financings. As of the date of this Annual Report, all Investors have entered into an Agreement.

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

AMOUNTS DUE TO/FROM RELATED PARTIES

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. At December 31, 2005, Mr. Spindler owed an aggregate of $4,529 relating to an expense advance.

Mr. Kerrigan, our prior Co-President and director, derived remuneration from us as compensation for management and consulting services rendered. At December 31, 2005, we owed Mr. Kerrigan an aggregate of $142,724 in unpaid and accrued consulting fees, bonuses, and severance fees. Mr. Kerrigan tendered his resignation as our Co-President and director effective October 4, 2005.

Mr. Sen, our President, derives remuneration from us as compensation for management and consulting services rendered. At December 31, 2005, we owed Mr. Sen at aggregate of $65,000 in unpaid and accrued consulting fees and bonuses.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management and consulting services rendered. At December 31, 2005, we owed Mr. Russell an aggregate of $4,000 in unpaid and accrued fees.

PRIVATE PLACEMENT OFFERING LOANS

We have a material commitment resulting from the terms and conditions of certain private placement subscription agreements received during fiscal year ended December 31, 2005. In accordance with the terms and provisions of these subscription agreements, proceeds from the financings will constitute an interest free loan until the securities are issued and delivered to the respective investors. As of the date of this Annual Report, the Company has four offerings of units outstanding. The first offering is for 283,333 units at $0.30 per unit, each unit consisting of one common share and 1/2 share purchase warrant; each full warrant is exercisable into one common share of the Company at an exercise price of $0.60 for a period of one year. The second offering is for 1,900,000 units at $0.25 per unit, each unit consisting of one common share only. The third offering is for 200,000 units @ $0.25 per unit, each unit consisting of one common share and 1/2 share purchase warrant, each full warrant is exercisable into one common share of the Company at an exercise price of $0.50 for a period of one year. The fourth offering is for 416,080 units at $0.50 per unit, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $1.00 for one year. The Company received $250,000 towards a future private placement, the terms of which have not yet been finalized. The Company also received $141,390 for the exercise of 314,200 outstanding warrants at $0.45. Subsequent to year end the Company issued 2,799,413 shares under these private placements.

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


PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statement".

INDEX TO FINANCIAL STATEMENTS


   Independent Auditors' Report ..............................................

   Consolidated Balance Sheets ...............................................

   Consolidated Statements of Operations .....................................

   Consolidated Statement of Stockholders' equity ............................

   Consolidated Statements of Cash Flows .....................................

   Notes to the Consolidated Financial Statements ............................

                                 PETROGEN CORP.
                         (An Exploration Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS


                                DECEMBER 31, 2005



























REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 DALE MATHESON
                              CARR-HILTON LABONTE
                             CHARTERED ACCOUNTANTS
________________________________________________________________________________

                        Partnership of:
                        Robert J. Burkart, Inc.       James F. Carr-Hilton, Ltd.
                        Alvin F. Dale, Ltd.           Peter J. Donaldson, Inc.
                        Wilfred A. Jacobson, Inc.     Reginald J. LaBonte, Ltd.
                        Robert J. Matheson, Inc.      Rakesh I. Patel, Inc.
                        Fraser G. Ross, Ltd.          Brian A. Shaw, Inc.
                        Anthony L. Soda, Inc.
________________________________________________________________________________


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Petrogen Corp.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Petrogen Corp. (An Exploration Stage Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and the period from November 15, 2001 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2005 and 2004, and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended and the period from November 15, 2001 (inception) to December 31, 2005, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations, has incurred substantial losses to date and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             "Dale Matheson Carr-Hilton LaBonte"

                                                    CHARTERED ACCOUNTANTS


Vancouver, Canada
April 5, 2006


A MEMBER OF MGI INTERNATIONAL, A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTANTS AND BUSINESS ADVISORS

Vancouver Suite 1500-1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1,
          Tel: 604 687 4747 * Fax: 604 689 2778 - Main Reception

          Suite 1700-1140  West Pender Street, Vancouver, B.C., Canada V6E 4G1,
          Tel: 604 687 4747 * Fax: 604 687 4216


                                 PETROGEN CORP.
                         (An Exploration Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,        December 31,
                                                                          2005                 2004
                                                                                     (as restated*)
___________________________________________________________________________________________________
                                     ASSETS
CURRENT ASSETS
   Cash                                                            $    817,720        $    827,326
   Restricted cash                                                       45,000              45,000
   Accounts receivable                                                  241,740             170,863
   Notes receivable (Note 3)                                             14,114              34,096
   Prepaids and deposits                                                 56,161              40,571
___________________________________________________________________________________________________

                                                                      1,174,735           1,117,856

FURNITURE AND EQUIPMENT, net of depreciation of $23,357
   (2004 - $6,685)                                                       49,479              30,931
OIL AND GAS PROPERTIES, UNPROVED, net of depletion of
   $11,258 (2004 - NIL) (Note 4)                                      2,650,940           1,475,409
___________________________________________________________________________________________________

                                                                   $  3,875,154        $  2,624,196
===================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                        $  1,172,583        $    820,189
   Note payable                                                          74,310                   -
   Current portion of debentures payable                                      -               4,554
   Advances payable                                                      43,438                   -
   Private placement subscription proceeds received (Note 5)          1,209,430              45,000
   Due to related parties (Note 6)                                      270,143             155,233
___________________________________________________________________________________________________

                                                                      2,769,904           1,024,976
___________________________________________________________________________________________________

CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 7)
   Common stock, $0.001 par value, 100,000,000 shares
      authorized 32,873,500 (2004 - 27,221,581) shares issued
      and outstanding                                                    32,874              27,222
   Additional paid-in capital                                        10,167,668           7,684,369
   Obligation to issue shares                                            59,250                   -
   Common stock purchase warrants                                       205,200             182,100
   Deficit accumulated during the exploration stage                 (9,359,742)         (6,294,471)
___________________________________________________________________________________________________

                                                                      1,105,250           1,599,220
___________________________________________________________________________________________________

                                                                   $  3,875,154        $  2,624,196
===================================================================================================

* See Note 12


 The accompanying notes are an integral part of these consolidated financial statements



                                 PETROGEN CORP.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            November 15,
                                                                                                2001
                                                                            Year Ended     (Inception) to
                                                           Year Ended      December 31,     December 31,
                                                          December 31,         2004             2005
                                                              2005        (as restated*)   (as restated*)
_________________________________________________________________________________________________________

 REVENUE
    Gas sales                                              $   199,013      $         -      $   199,013
_________________________________________________________________________________________________________

 OPERATING EXPENSES
    Depletion                                                   11,258                -           11,258
    Lease operating expenses                                    45,450                -           45,450
_________________________________________________________________________________________________________

                                                                56,708                -           56,708
_________________________________________________________________________________________________________

 OPERATING PROFIT                                              142,305                -          142,305
_________________________________________________________________________________________________________

 EXPENSES
    Depreciation                                                16,673            4,979           23,357
    Financing fees                                             245,600                -          245,600
    General and administrative                               1,448,652          546,286        2,440,166
    Impairment of oil and gas properties                       109,804                -          109,804
    Interest expense                                            23,891           52,428          166,715
    Loss on settlement of debt                                       -          224,301          239,448
    Management and consulting fees - related party
      (Note 6)                                                 801,750          609,000        1,704,895
    Management and consulting fees - stock based
       compensation (Note 8)                                   259,900        2,046,650        3,028,995
    Professional fees                                          303,921          521,674        1,129,478
_________________________________________________________________________________________________________

                                                             3,210,191        4,005,318         9,088,458
_________________________________________________________________________________________________________

 LOSS FROM OPERATIONS                                       (3,067,886)      (4,005,318)      (8,946,153)
_________________________________________________________________________________________________________

 OTHER INCOME (EXPENSES)
    Interest income                                              2,615            1,596            4,211
    Non-recurring costs of share exchange                            -                -         (417,800)
_________________________________________________________________________________________________________

                                                                 2,615            1,596         (413,589)
________________________________________________________________________________________________________

 NET LOSS                                                  $(3,065,271)     $(4,003,722)     $(9,359,742)
========================================================================================================

 BASIC AND DILUTED NET LOSS PER SHARE                      $     (0.10)     $     (0.22)
=======================================================================================

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 30,171,562       18,008,981
=======================================================================================

* See Note 12

 The accompanying notes are an integral part of these consolidated financial statements



                                 PETROGEN CORP.
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    November 15,
                                                                                                            2001
                                                                                                  (inception) to
                                                                  Year ended        Year ended      December 31,
                                                                December 31,      December 31,              2005
                                                                        2005              2004     (as restated*)
________________________________________________________________________________________________________________
                                                                                                        (Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $(3,065,271)      $(4,003,722)      $(9,359,742)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  - depletion                                                         16,673                 -            23,357
  - depreciation                                                      11,258             4,979            11,258
  - accounts receivable                                              169,123         (170,863)           (1,740)
  - accrued interest receivable                                      (1,614)             1,596              (18)
  - prepaids and deposits                                           (15,590)          (40,571)          (56,161)
  - accrued interest expense                                               -            32,421            81,717
  - accounts payable                                                 758,438           470,011         1,429,781
  - advances payable                                                  43,438                 -            43,438
  - obligation to issue shares                                             -            32,500                 -
  - loss on settlement of debt                                             -           224,301           239,448
  - accrued management fees                                                -                 -            84,500
  - non-recurring costs of share exchange                                  -                 -           417,800
  - impairment of oil and gas properties                             109,804                 -           109,804
  - stock-based compensation                                         259,900         2,046,650         3,028,995
  - expenses paid by the issuance of shares                        1,148,830           497,707         1,649,037
________________________________________________________________________________________________________________
NET CASH USED IN OPERATING ACTIVITIES                               (565,011)         (904,991)       (2,298,526)
________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                (35,221)          (30,098)          (72,836)
  Oil and gas properties                                          (1,449,093)         (733,486)       (2,612,100)
  Pre reverse acquisition advances from Petrogen Corp.                     -                 -           100,000
  Cash acquired on reverse acquisition of Petrogen Inc.                    -                 -               868
________________________________________________________________________________________________________________
NET CASH USED IN INVESTING ACTIVITIES                             (1,484,314)         (763,584)       (2,584,068)
________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock including subscriptions
     received                                                      1,399,430         2,060,500         4,123,040
  Warrants                                                            18,600                 -            18,600
  Restricted cash                                                          -           (45,000)          (45,000)
  Notes payable                                                            -           (10,061)          (36,920)
  Loans payable                                                            -           (75,000)                -
  Debenture payable                                                        -           (89,006)         (138,302)
  Loans receivable                                                   375,000           550,000           925,000
  Cash advances from former related parties                                -                 -           318,990
  Advances from related parties                                      246,689            96,091           534,906
________________________________________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                           2,039,719         2,487,524         5,700,314
________________________________________________________________________________________________________________

(DECREASE) INCREASE IN CASH                                           (9,606)          818,949           817,720

CASH, BEGINNING OF YEAR                                              827,326             8,377                 -
________________________________________________________________________________________________________________

CASH, END OF YEAR                                                $   817,720       $   827,326       $   817,720
================================================================================================================
   Non-cash transactions:  Refer to Notes 3 and 7.

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                 $         -       $         -       $         -
                                                                 ===============================================
   Income taxes paid                                             $         -       $         -       $         -
                                                                 ===============================================
* See Note 12
 The accompanying notes are an integral part of these consolidated financial statements



                                 PETROGEN CORP.
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2005

                                                                                                       Deficit
                                  Common Stock                                                        Accumulated      Total
                                  (as restated*)                                     Share            during the       Stockholders'
                                                      Paid-in      Obligation to    Purchase         Exploration      Equity
                               Number of              Capital      issue shares     Warrants         Stage            (Deficit)
                                Shares    Amount   (as restated*)  (as restated*)   (as restated*)   (as restated*)   (as restated*)
____________________________________________________________________________________________________________________________________

Stock issued for cash,
   November 15, 2001
   (Date of Inception)         6,521,555  $ 6,522    $   (6,412)      $     -         $       -       $         -      $       110
Stock issued for cash,
   May 3, 2002                     5,929        6            (6)            -                 -                 -                -
Stock Issued for oil
   and gas property,
   May 20, 2002                   44,465       44           (43)            -                 -                 -                1
Stock Issued for  services,
   June 3, 2002                  142,288      142        11,858                                                             12,000
Stock issued for cash,
   July 8, 2002                   59,287       59        24,941             -                 -                 -           25,000
Subscriptions received
   for 32,000 units,
   August 9, 2002                      -        -             -         8,000                 -                 -            8,000
Stock Issued for services,
   August 13, 2002                29,643       30         2,470             -                  -                 -            2,500
Stock issued for sub-
   scriptions  received
   in prior period,
   October 7, 2002                18,972       19         7,981        (8,000)                -                 -                -
Stock issued for cash,
   November 26, 2002             177,861      178        29,822             -                 -                 -           30,000
Net loss for the period
   November 15, 2001
   to December 31, 2002                -        -             -             -                 -          (193,562)        (193,562)
                              ____________________________________________________________________________________________________

Petrogen, Balance,
   December 31, 2002           7,000,000    7,000        70,611             -                 -          (193,562)        (115,951)
Stock issued for acqui-
   sition costs,
   February 12, 2003             300,000      300          (300)            -                 -                 -                -
Reverse acquisition of
   Petrogen Corp.,
   February 12, 2003           2,078,291    2,078      (352,145)            -           357,800                 -            7,733
Stock issued for exer-
   cise of options,
   March 21, 2003              1,000,000    1,000       499,000             -                 -                 -          500,000
Obligation to issue
   10,000 shares                       -        -             -         5,000                 -                 -            5,000
Stock-based compensa-
   tion, options granted
   on September 10, 2003               -        -       362,230             -                 -                 -          362,230
Stock issued for exer-
   cise of options,
   September 29, 2003            235,000      235        63,515             -                 -                 -           63,750
Obligation to issue
   shares reclassification                                             (5,000)                                              (5,000)
Stock-based compensation,
   options granted
   on November 1, 2003                 -        -       360,215             -                 -                 -          360,215
Warrants expired                       -        -       101,500             -          (101,500)                -                -
Net loss                               -        -             -             -                 -        (2,097,187)      (2,097,187)
                              ____________________________________________________________________________________________________
Balance, December 31,
   2003 (as restated*)        10,613,291  $10,613    $1,104,626       $     -         $ 256,300       $(2,290,749)     $  (919,210)
                              ====================================================================================================

* See Note 12

The  accompanying  notes are an integral  part of these  consolidated  financial statements



                                 PETROGEN CORP.
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2005

                                                                                                       Deficit
                                  Common Stock                                                        Accumulated      Total
                                  (as restated*)                                     Share            during the       Stockholders'
                                                      Paid-in      Obligation to    Purchase         Exploration      Equity
                               Number of              Capital      issue shares     Warrants         Stage            (Deficit)
                                Shares    Amount   (as restated*)  (as restated*)   (as restated*)   (as restated*)   (as restated*)
____________________________________________________________________________________________________________________________________

Balance, December 31, 2003
   (as restated*)             10,613,291 $ 10,613    $1,104,626       $     -         $ 256,300       $(2,290,749)     $  (919,210)
Stock issued for exercise
   of options, January 14,
   2004                          200,000      200        39,800             -                 -                 -           40,000
Stock issued for exercise
   of options, January 20,
   2004                          375,000      375        75,625             -                 -                 -           76,000
Stock cancelled, January
   30, 2004                      (50,000)     (50)           50             -                 -                 -                -
Stock issued for exercise
   of options, February
   11, 2004                    1,645,000    1,645       385,855             -                 -                 -          387,500
Stock based compensation,
   options granted on
   March 4, 2004                       -        -       947,550             -                 -                 -          947,550
Stock issued for exercise
   of options, April 30,
   2004                        1,185,000    1,185       424,065             -                 -                 -          425,250
Stock issued for exercise
   of options, May 18, 2004      250,000      250        62,250             -                 -                 -           62,500
Stock issued for exercise
   of options, May 21, 2004    1,309,600    1,310       326,091             -                 -                 -          327,401
Stock issued for exercise
   of options, June 1, 2004       20,000       20         4,980             -                 -                 -            5,000
Stock issued for exercise
   of options, June 16, 2004     295,000      295        73,455             -                 -                 -           73,750
Stock based compensation,
   options granted on March
   4, 2004                             -        -       176,950             -                 -                 -          176,950
Stock issued for exercise
   of options, August 12,
   2004                        1,000,000    1,000       299,000             -                 -                 -          300,000
Stock issued for settlement
   of debenture, August 18,
   2004                        2,934,690    2,935       936,166             -                 -                 -          939,101
Stock issued for cash,
   September 21, 2004          7,384,000    7,384     1,631,516                         182,100                 -        1,821,000
Stock based compensation,
   options granted on
   July 22, 2004                       -        -       852,050             -                 -                 -          852,050
Stock issued for exercise
   of options, October
   12, 2004                       30,000       30         8,970             -                 -                 -            9,000
Stock issued for exercise
   of options, November 1,
   2004                           20,000       20         5,980             -                 -                 -            6,000
Stock issued for exercise
   of options, November 8,
   2004                           10,000       10         2,990             -                 -                 -            3,000
Stock based compensation,
   options granted on
   October 1, 2004                     -        -        70,100             -                 -                 -           70,100
Warrants expired                       -        -       256,300             -          (256,300)                -                -
Net loss                               -        -             -             -                 -        (4,003,722)      (4,003,722)
                              ____________________________________________________________________________________________________

Balance, December 31, 2004
   (as restated*)             27,221,581  $27,222    $7,684,369       $     -         $ 182,100       $(6,294,471)      $1,599,220
                              ====================================================================================================

* See Note 12

The  accompanying  notes are an integral  part of these  consolidated  financial statements



                                 PETROGEN CORP.
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2005

                                                                                                       Deficit
                                  Common Stock                                                        Accumulated      Total
                                  (as restated*)                                     Share            during the       Stockholders'
                                                      Paid-in      Obligation to    Purchase         Exploration      Equity
                               Number of              Capital      issue shares     Warrants         Stage            (Deficit)
                                Shares    Amount   (as restated*)  (as restated*)   (as restated*)   (as restated*)   (as restated*)
____________________________________________________________________________________________________________________________________

Balance, December 31, 2004
   (as restated*)             27,221,581  $27,222    $7,684,369       $     -         $ 182,100       $(6,294,471)     $ 1,599,220
Stock issued for exercise
   of options, April 4, 2005   1,250,000    1,250       373,750             -                 -                 -          375,000
Stock issued for services,
   April 5, 2005                  30,000       30        14,670             -                 -                 -           14,700
Stock issued for exercise
   of options, May 1, 2005       247,340      247       145,923             -                 -                 -          146,170
Stock issued for services,
   May 1, 2005                   421,000      421       152,729             -                 -                 -          153,150
Stock issued for acquisition
   of pipeline, May 1, 2005      175,000      175        87,325             -                 -                 -           87,500
Stock issued for finders'
   fees, May 1, 2005             628,400      628          (628)            -                 -                 -                -
Stock issued for private
   placement, May 1, 2005        120,000      120        26,880             -             3,000                 -           30,000
Stock based compensation,
   options granted on
   May 2, 2005                         -        -        48,700             -                 -                 -           48,700
Stock issued for services,
   May 16, 2005                    5,450        5         1,995             -                 -                 -            2,000
Stock issued for exercise
   of options, June 1, 2005      200,000      200        99,800             -                 -                 -          100,000
Stock issued for private
   placement, June 1, 2005        60,000       60        13,440             -             1,500                 -           15,000
Stock issued for conversion
   of debt, June 2, 2005         235,030      235        82,025             -                 -                 -           82,260
Stock issued for services,
   June 2, 2005                   10,500       11         3,664             -                 -                 -            3,675
Stock based compensation,
   options granted on
   July 1, 2005                        -        -       211,200             -                 -                 -          211,200
Stock issued for services,
   September 1, 2005           1,368,000    1,368       586,872             -                 -                 -          588,240
Stock issued for services,
   September 7, 2005               5,000        5         2,495             -                 -                 -            2,500
Stock issued for services,
   September 12, 2005            116,000      116        42,804             -                 -                 -           42,920
Stock issued for services,
   September 29, 2005              3,000        3         2,127             -                 -                 -            2,130
Stock issued for exercise
   of options, September
   29, 2005                       20,000       20         4,980             -                 -                 -            5,000
Stock issued for exercise
   of options, October
   6, 2005                        60,000       60        29,940             -                 -                 -           30,000
Stock issued for conversion
   of debt, October 6, 2005       50,000       50        36,450             -                 -                 -           36,500
Stock issued for conversion
   of debt, October 12, 2005      35,000       35        13,965             -                 -                 -           14,000
                              ____________________________________________________________________________________________________

Balance  forward              32,261,301  $32,261    $9,665,475       $     -         $ 186,600       $(6,294,471)     $ 3,589,865
                              ____________________________________________________________________________________________________
* See Note 12


The  accompanying  notes are an integral  part of these  consolidated  financial statements




                                 PETROGEN CORP.
                         (An Exploration Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2005

                                                                                                       Deficit
                                  Common Stock                                                        Accumulated      Total
                                  (as restated*)                                     Share            during the       Stockholders'
                                                      Paid-in      Obligation to    Purchase         Exploration      Equity
                               Number of              Capital      issue shares     Warrants         Stage            (Deficit)
                                Shares    Amount   (as restated*)  (as restated*)   (as restated*)   (as restated*)   (as restated*)
____________________________________________________________________________________________________________________________________

Balance  forward              32,261,301  $32,261    $9,665,475       $     -         $ 186,600       $(6,294,471)     $ 3,589,865
Stock issued for exercise
   of options, October 18,
   2005                           82,667       83        44,917             -                 -                 -           45,000
Stock issued for exercise
   of options, October 24,
   2005                          416,116      416       159,863             -                 -                 -          160,279
Stock issued for services,
   October 26, 2005                8,501        9         5,602             -                 -                 -            5,611
Stock issued for exercise
   of options, November 7,
   2005                           30,000       30         7,470             -                 -                 -            7,500
Stock issued for conversion
   of debt, November 7, 2005      11,917       12         7,138             -                 -                 -            7,150
Stock issued for services,
   November 7, 2005               11,898       12         7,127             -                 -                 -            7,139
Stock issued for conversion
   of debt, November 28, 2005     51,100       51        24,476             -                 -                 -           24,527
Beneficial conversion
   feature on warrants
   (Note 4)                            -        -       245,600             -                 -                 -          245,600
Share purchase warrants from
   acquisition of working
   interest                            -        -             -             -            18,600                 -           18,600
Obligation to issue shares             -        -             -        59,250                 -                 -           59,250
Net loss                               -        -             -             -                 -        (3,065,271)      (3,065,271)
                              ______________________________________________________________________________________________________
Balance, December 31, 2005
   (as restated*)             32,873,500  $32,874   $10,167,668       $59,250         $ 205,200       $(9,359,742)     $ 1,105,250
                              ======================================================================================================

* See Note 12


 The accompanying notes are an integral part of these consolidated financial statements


                                 PETROGEN CORP.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS & BASIS OF PRESENTATION

Petrogen Corp. (the "Company") was incorporated in the State of Nevada. The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and the Frankfurt Stock Exchanges under the symbol "PTD".

Effective February 12, 2003 the Company completed the acquisition of Petrogen Inc. ("Petrogen") by way of a reverse merger and issued 7,000,000 restricted shares of common stock to the Petrogen shareholders and 300,000 restricted shares of common stock as a finder's fee resulting in a change in control of the Company

With operations based in Houston, Texas, the Company and its wholly owned subsidiary, Petrogen Inc., is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. The Company's core strategy is to acquire interests in proved developed reserves that couple immediate recompletion opportunities with undeveloped upside.

The Company's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming, Emily Hawes Field in southern Texas and the Tiller Ranch Lease located within the Tom Graham Field, Jim Wells County, Texas . The Company also holds the rights to develop interests in the Adams Ranch Field in east Texas.

To date, the Company has commenced commercial operations in both the Emily Hawes Field and the Tiller Ranch Lease. The Company's efforts to date have focused on the investigation, acquisition and development of oil and gas property interests, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

As at December 31, 2005, the Company has a working capital deficiency of $1,595,169 and has realized significant losses to date. The Company's continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

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

OIL AND GAS PROPERTIES
The Company follows the full cost method of accounting for its oil and gas operations whereby all cost related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. In addition, the Company is the operator of its properties and as per its contract with third party working interest partners, the Company charges them operator fees. These operator fees represent a reimbursement of general and administration expenses which have been allocated to the exploration and maintenance of the Emily Hawes Field property. Any excess of such fees are recorded against the properties to reduce the carrying costs summarized on the balance sheet. The Company reclassified $105,716 in operator fees and the equal related amount of offsetting general and administration expenses in 2004 from the Statement of Operations to the carrying cost of the Oil and Gas Properties. The reclassification did not affect earnings, assets, liabilities or stockholders' equity. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company operates in one cost center, being the U.S.A.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OIL AND GAS PROPERTIES (CONTINUED)

To date the Company has commenced initial production of gas but has not yet quantified proven reserves from evaluations from third party independent reservoir engineers. Depletion and depreciation of the carrying value of unproved oil and gas properties are computed using the unit-of-production method based on the estimated reserves of oil and gas as determined by management.

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

The Company applies a ceiling test to capitalized costs to ensure that such costs do not exceed estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, an impairment of the carrying value is charged in the period.

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

REVENUE RECOGNITION
Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

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

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 8:

                                                 For the years ended December 31
                                                      2005              2004
                                                 ____________      ____________

Net loss as reported                             $ (3,065,271)     $ (4,003,722)

SFAS No. 123 Additional Compensation Expense     $    (56,020)       $ (981,100)
                                                 ____________      ____________

Pro forma net loss under SFAS No. 123            $ (3,121,291)     $ (4,984,822)
                                                 ============      ============

Basic loss per common share as reported          $       0.10      $       0.22
                                                 ============      ============

Pro forma net loss per common share under
   SFAS No. 123                                  $       0.10      $       0.28
                                                 ============      ============

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

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations. In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46R"). FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. The Company does not expect the adoption FIN 46R will have a material impact on the Company's financial position or results of operations.

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

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non financial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company's reported financial position or earnings.

NOTE 3 - NOTES RECEIVABLE

Pursuant to the Company's 2004 Stock Option Plan, during 2005 a total of 2,530,000 stock options were exercised at a price of $.25 per share for proceeds of $632,500 which the Company agreed to loan the optionees. These loans were secured by demand promissory notes bearing interest at 8% per annum. At December 31, 2005 interest of $1,614 has been accrued, $550,000 was repaid, and $70,000 was offset against outstanding debt with $12,500 of these notes remaining outstanding at year end.

NOTE 4 - OIL AND GAS PROPERTIES


                                                                   Incurred in                     Incurred in
                                                   December 31,      the year      December 31,      the year       December31
                                                       2003                            2004                            2005
                                                   ___________________________________________________________________________

Oil and gas properties, Unproved:                       $                               $                               $
     Acquisition costs                                 250,646             -           250,646         617,500         868,146
     Exploration costs                                 491,277         733,486       1,224,763         679,093       1,903,856
                                                   ___________________________________________________________________________
                                                       741,923         733,486       1,475,409       1,296,593       2,772,002

     Less accumulated depletion and impairment             -               -               -           121,062         121,062
                                                   ___________________________________________________________________________

                                                       741,923         733,486       1,475,409       1,175,531       2,650,940
                                                   ===========================================================================


The Company's oil and gas activities are currently conducted in the United States. During the current year the Company incurred acquisition costs of $617,500 and exploration costs of $679,093 on its properties.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)

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

On June 4, 2004 the Company entered into a participation agreement with Darcy Energy, LLC. ("Darcy") (formerly Bazmo Exploration, LLC) of Texas for a 25% WI, and a 19.375% NRI . The Company received $42,680 as cash consideration for the assignment of Darcy's proportionate WI share of the leases and credited the monies against the carrying value of oil and gas properties to offset future costs from drilling the property.

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

On May 25th, 2005, the Company entered into a farm-out agreement with an individual investor, pursuant to which the Company sold a 1.5% working interest in and to the Emily Hawes Field for $150,000. In addition, the Company granted the individual investor 75,000 two year warrants with a fair market value of $18,600 (refer to Note 7) and the option to convert the working interest into shares of restricted common stock for a period of two years.

On July 21st, 2005, the Company entered into an agreement with one of the existing joint interest owners to Emily Hawes Field, Darcy Energy, LLC, ("Darcy") pursuant to which Darcy and Petrogen had entered into an agreement related to a prescribed to Area of Mutual Interest (AMI) surrounding the Emily Hawes Field, whereby Darcy elected to acquire a 25% interest in the 37.5% working interest the Company purchased from Nortex et al on April 1st, 2005. As consideration, Darcy paid to the Company a one time cash payment of $111,005 for receipt of a 9.375% working interest in and to the Company's Emily Hawes Field, increasing Darcy's overall working interest to 34.375%. To date Petrogen has capitalized a net total of $1,358,384 of expenditures relating to this property.

After the sales to the individual investor and Darcy, the Company now hold a 64.125% working interest and a 77.5% net revenue interest (resulting in 49.697% net of all proceeds of hydrocarbon sales) in the Emily Hawes Field.

BAXTERVILLE FIELD, MISSISSIPPI

Effective November 12, 2002, Petrogen entered into an agreement with US Gas Systems, Inc. (USG) of Mississippi, whereby Petrogen agreed to recomplete four existing well-bores and further develop additional infill drilling opportunities and proven undeveloped oil and gas reserves upon six hundred acres of the USG Dunn and Swan Tracts of North Baxterville Field, Marion County, Mississippi. Upon completion, Petrogen, as operator, will have earned the right to further develop the underlying leases and Petrogen shall farm-in to a 75% WI and 56.25% NRI on any and all oil development and a 50% WI and a 37.5% NRI on all gas production from the property The agreement provides that Petrogen can further extend the Option Period by meeting certain operational and development milestones within set periods of time, and to date, has negotiated the necessary extensions with USG to enable Petrogen the opportunity to further evaluate its future operational presence within Baxterville Field.

To date Petrogen has capitalized a total of $409,949 of expenditures relating to this property.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 4- OIL AND GAS PROPERTIES (CONTINUED)

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

ADAMS RANCH AND HARRELL RANCH PROPERTIES, CROCKETT COUNTY, TEXAS

The Company holds certain rights to develop an average 100% working interest and 77.5% net revenue interest located on approximately 20,180 acres of developed and undeveloped acreage on the Adams Ranch and Harrell Ranch prospects in Crockett County, Texas, which consists of 6,480 net acres of shallow development rights and 13,700 net acres of deep development rights. After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing hydrocarbon development, as well as taking into consideration management's focused agenda to develop the Texas Gulf Coast properties exclusively going forward, management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. As a result, at December 31, 2005, the Company has abandoned this property and expensed a total of $109,804 of previously capitalized expenditures relating to these properties.

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

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)

MATAGORDA ISLAND PIPELINE (CONTINUED)

On March 30, 2005, the Company entered into a purchase agreement (the "Purchase Agreement"), with Roche pursuant to which it purchased the natural gas transmission pipeline located on Matagorda Island. As consideration for the pipeline the Company agreed to pay $5,000 and issue to Roche 175,000 restricted shares of common stock valued at $87,500 and agreed to pay a further consideration for the pipeline purchase whereby it will pay a combined royalty of $0.16 per Mcf transmitted through the pipeline up to a total amount of $50,000 and thereafter, pay to Roche $0.12 per MCF transmitted through the pipeline, both amounts of which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 billion cubic feet of natural gas. The original acquisition costs of $92,500 have been reduced by depletion of $6,938, to date the Company has capitalized a total of $85,562 of expenditures relating to this property.

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

TILLER RANCH

On June 3, 2005, pursuant to an assignment of lease agreement, the Company acquired a 100% working interest and 70% net revenue interest in and to the Tiller Ranch Lease consisting of 822 acres located within the Tom Graham Field, Jim Wells County, Texas. The Company has incurred $186,004 of capitalized expenditures and paid $225,000 for the lease acquisition costs. As of December 31, 2005, the Company sold a 24% WI (16.80% NRI) for proceeds of $660,000. These net proceeds were used to offset the costs of drilling and developing the property in the last quarter of 2005. Three investors who collectively purchased working interests totaling 9% for $180,000 have an option to convert their WI into common stock of the Company at prices ranging from $0.25 - $0.45 commencing January 1, 2006 for a period of six months. The conversion price was less than the market price of the Company's stock at the date these agreements were entered into, thus giving rise to an intrinsic value conversion feature. The Company recognized the intrinsic value of the beneficial conversion feature of $245,600 as financing fees.

After the sales to the individual investors, the Company now hold a 76.0% working interest and a 53.2% net revenue interest (resulting in 49.697% net of all sales) in the Tiller Ranch Lease.

NOTE 5 - SUBSCRIPTION PROCEEDS

Under the terms and conditions of certain 2004 and 2005 private placement subscription agreements, proceeds from these financings constitute an interest free loan until the securities are issued and delivered to the investors. As at December 31, 2005, the Company has four offerings of units outstanding. The first offering is for 283,333 units at $0.30 per unit, each unit consisting of one common share and 1/2 share purchase warrant; each full warrant is exercisable into one common share of the Company at an exercise price of $0.60 for a period of one year. The second offering is for 1,900,000 units at $0.25 per unit, each unit consisting of one common share only.. The third offering is for 200,000 units @ $0.25 per unit, each unit consisting of one common share and 1/2 share purchase warrant, each full warrant is exercisable into one common share of the Company at an exercise price of $0.50 for a period of one year. The fourth offering is for 416,080 units at $0.50 per unit, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $1.00 for one year. The Company received $250,000 towards a future private placement, the terms of which have not yet been finalized. The Company also received $141,390 for the exercise of 314,200 outstanding warrants at $0.45. See Note 7 and 11.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, management fees of $274,500 (2004:
$132,000) were incurred to one director and officer and one former director and officer of the Company of which $67,500 (2004: $42,000) has been capitalized as oil and gas development costs. During the year ended December 31, 2005 additional management bonuses of $45,000 and 750,000 shares with a fair value of $322,500 (2004: $315,000) were incurred to these individuals. In October 2005, one of these directors and officers left the Company and as at December 31, 2005 the Company has accrued severance of $121,500 to this director. The Company is committed to pay the remaining director $17,250 in management fees per month. At December 31, 2005, these directors and officers were owed a total of $138,195. (December 2004: $16,679 was owed by these directors and officers for advances).

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended December 31, 2005, management fees of $72,000 (2004:
$15,000) were incurred to a director of the Company. During the year ended December 31, 2005 additional management bonuses of $NIL (2004: $10,000) were incurred to this director. During the year, this director exercised 172,667 stock options and accepted a debt settlement of 35,000 common shares for net proceeds in the amount of $126,500, which amount was utilized to off-set the debt due and owing to this director. At December 31, 2005, this director was owed $4,000 (December 2004: $67,500) for unpaid management fees. The Company is committed to pay this director $5,000 in management fees per month.

During the year ended December 31, 2005, management fees of $120,000 (2004:
$NIL) were incurred to an officer of the Company. During the year ended December 31, 2005, additional management bonuses of $15,000 and 200,000 shares with a fair value of $78,000 (2004: $NIL) were incurred to this officer. At December 31, 2005, this officer is owed $65,000 (December 2004: $40,787) for management fees due. The Company is committed to pay this officer $10,000 in management fees per month.

During the year ended December 31, 2005, management fees of $36,000 (2004: $NIL) were incurred to an officer of the Company. During the year ended December 31, 2005, additional bonuses of $7,500 and 25,000 shares with a fair value of $8,750 (2004: $NIL) were incurred to this officer of the Company. The Company is committed to pay this officer $4,500 in management fees per month.

At December 31, 2005, $62,949 (December 2004: $73,626) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1. Also during the nine months ended December 31, 2005 management fees of $10,000 were paid to a former director.

During the year ended December 31, 2005, consulting fees of $30,000 (2004:
$30,000) were incurred to a relative of a director of the Company. During the year, this consultant retired a note receivable owing to the Company of $22,500 and exercised 30,000 stock options for net proceeds in the amount of $7,500, which both amounts were utilized to off-set the consulting fees due and owing to this consultant. The Company is committed to pay this director $2,500 in consulting fees per month.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Other related party transactions are disclosed in Notes 3, 4 and 6.

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

On August 18, 2004 the Company issued 2,934,690 shares to retire the convertible debenture in the amount of $733,673.

On September 21, 2004 the Company issued 7,464,000 units at a price of $0.25 per unit for cash proceeds of $1,866,000. Each unit consists of one common share, one 1/2 warrant, whereby each full warrant can be converted into one common share at a price of $0.50 exercisable to January 31, 2005, and a piggy-back warrant with a conversion price of $1.00 that can be exercised to January 31, 2006, subsequent to the exercise of the $0.50 half warrants. In addition, 100,000 units were issued as a finder's fee. Management estimated that the fair value of all the share purchase warrants associated with the private placement was $182,100. Refer to Note 8.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 7 - CAPITAL STOCK (CONTINUED)

During the year ended December 31, 2005 the Company issued a total of 5,651,919 common shares valued at $1,987,952 as follows: 671,400 common shares for finders' fees on prior share issuances; 175,000 common shares for the purchase of the Matagorda Island Pipeline valued at $92,500 as detailed in Note 4; 235,030 common shares for $82,025 of debt conversion for work performed on the Emily Hawes property, 501,366 common shares for consulting services valued at $238,178; and 180,000 common shares for subscription proceeds of $45,000 received in 2004. Under the Company's 2003, 2004, and 2005 stock option plan, 2,306,123 shares were issued for the exercise of stock options for net proceeds of $868,949, of which $346,949 was utilized to off-set debt owing to a director and five vendors. In addition, 1,583,000 common shares valued at $661,300 were issued as management bonuses.

Warrants

A summary of the Company's warrants at December 31, 2005 and the changes for 2005 and 2004 are as follows:

                                                                             Weighted             Weighted
                                                                             Average              Average
                                                         Warrants            Exercise            Remaining
                                                       Outstanding            Price                 Life
                                                       ___________           ________            _________

        Balance, December 31, 2003                         119,759               $0.50
                 Issued                                  3,642,000                0.50
                 Exercised / Cancelled                           -                   -
                 Expired                                  (119,759)                  -
                                                         _________               _____
        Balance, December 31, 2004                       3,642,000                0.50           0.72 years
                                                                                                 ==========
                 Issued                                    165,000                0.25
                 Exercised / Cancelled / Expired                 -                   -
                                                         _________               _____
        Balance December 31, 2005                        3,807,000               $0.45           0.27 years
                                                         =========               =====           ==========



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

The incremental increase in the fair value resulting from the re-pricing of the 3,732,000 options was $353,100 by applying the fair value method using the Black-Scholes option pricing model using an expected life ranging from 0.03 to
0.33 years, a risk-free interest rate of 3% and an expected volatility of 111%. As the fair value of the cancelled piggyback warrants exceeded the incremental increase in the fair value of the 3,732,000 warrants, no additional expense has been recorded.

Obligation to issue shares

The Company entered into a consulting agreement dated February 1, 2005 for a term of one year under which the Company agreed to issue 432,000 common shares over time and pay $6,500 per month. On October 1, 2005 this agreement was terminated, and as of December 31, 2005 75,000 shares with a fair value of $59,250 were owing and were subsequently issued.

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

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 8 - STOCK OPTION PLAN (CONTINUED)

On November 1, 2003, the Company granted a total of 3,200,000 stock options at exercise prices of $0.20 to $0.25 per common share. Of these options, 1,500,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 500,000 vested immediately, and 1,200,000 were subject to vesting on a straight-line basis over 60 months, of which 500,000 have vested at December 31, 2005 (December 31, 2004: 260,000).

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, pro-forma disclosures have been provided in Note 2 reflecting the results of applying the fair value method to these options. The application of the fair value method as described below resulted in pro-forma stock based compensation totaling $382,600 of which $130,510 was recorded to December 31, 2003, $32,680 was recorded to December 31, 2004, $56,020 was recorded to December 31,2005 and the remaining $163,390 will be disclosed upon vesting of the underlying stock options.

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

During the year ended December 31, 2005 the Company granted a total of 300,000 stock options to a director and an officer of the Company at exercise prices ranging from $0.50 to $0.75 per common share and 560,000 stock options to a consultant at exercise prices ranging from $0.25 to $0.50 per common share under the 2004 Stock Option Plan (3,985,000). These stock options vested immediately. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of three to ten years, a risk-free interest rate of 3% and an expected volatility of 126% resulting in a stock based compensation expense of $259,900.

Subsequent to year end the Company adopted a new 2006 Performance Stock Incentive Plan. Refer to Note 11.

PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 8 - STOCK OPTION PLAN (CONTINUED)


                                                                                             Weighted      Weighted Average
                               Number of      Date of Issue     Exercise     Expiry Date      Average           Remaining
                               Options                          Price                      Exercise Price   Contractual Life

Balance, December 31, 2003       5,631,000        04-Mar-04      0.25          04-Mar-07       $ 0.32          4.35 years
                               ===========                                                     ======          ==========

Granted during the year          1,750,000        04-Mar-04      0.25          04-Mar-07
                                   765,000        04-Mar-04      0.25          04-Mar-14
                                 1,650,000        04-Mar-04      0.50          04-Mar-07
                                   460,000        04-Mar-04      0.50          04-Mar-14
                                   375,000        04-Mar-04      0.75          04-Mar-07
                                   700,000        22-Jul-04      0.30          22-Jul-14
                                 2,250,000        22-Jul-04      0.30          22-Jul-07
                                    60,000        22-Jul-04      0.30          03-Mar-07
                                   450,000        22-Jul-04      0.75          22-Jul-14
                                   325,000        22-Jul-04      1.00          22-Jul-14
                                   200,000        01-Oct-04      0.50          30-Sep-06
Exercised during the year        (530,000)                       0.50          12-Feb-06
                                 (470,000)                       0.25          10-Sep-06
                                 (100,000)                       0.50          10-Sep-06
                                  (60,000)                       0.25          10-Sep-06
                               (1,600,000)                       0.20          01-Nov-08
                                 (400,000)                       0.25          01-Nov-08
                                  (40,000)                       0.25          01-Nov-13
                                 (495,000)                       0.50          04-Mar-14
                               (1,584,600)                       0.75          04-Mar-07
                                  (60,000)                       0.30          03-Mar-07
                               (1,000,000)                       0.30          22-Jul-07
                               ___________

Balance, December 31, 2004       8,276,400                                                     $ 0.45          4.62 years
                               ===========                                                     ======          ==========

Granted during the year            100,000        02-May-05      0.50          02-May-08
                                   100,000        02-May-05      0.75          02-May-08
                                   100,000        01-Jul-05      0.50          01-Jul-08
                                   150,000        01-Jul-05      0.25          01-Jul-15
                                   350,000        01-Jul-05      0.50          01-Jul-15
                                    60,000        01-Jul-05      0.50          01-Jul-08
Exercised during the year      (1,250,000)                       0.30          22-Jul-07
                                  (90,000)                       0.75          10-Sep-06
                                  (37,500)                       0.50          04-Mar-07
                                 (119,840)                       0.50          04-Mar-07
                                 (200,000)                       0.50          22-Jul-07
                                  (20,000)                       0.25          10-Sep-06
                                  (18,000)                       0.50          12-Feb-06
                                  (41,116)                       0.25          10-Sep-06
                                  (50,000)                       0.50          10-Sep-06
                                  (14,667)                       0.75          10-Sep-06
                                  (30,000)                       0.25          04-May-14
                                 (150,000)                       0.25          01-Jul-15
                                 (125,000)                       0.50          01-Jul-15
                                 (100,000)                       0.50          01-Jul-08
                                  (60,000)                       0.50          01-Jul-08
Cancelled during the year        (100,000)                       0.30          22-Jul-14
                                 (100,000)                       0.75          22-Jul-14
                                 (100,000)                       1.00          22-Jul-14
                               (1,000,000)                       0.50          04-Mar-07
                                 (250,000)                       0.75          22-Jul-14
                                 (125,000)                       1.00          22-Jul-14
                                  (25,000)                       0.25          04-Mar-07
Balance, December 31, 2005       5,130,277                                                     $ 0.44          4.47 years
                               ___________                                                     ______          __________

Options not yet vested           (350,000)                       0.25          01-Nov-08
                                 (350,000)                       0.25          01-Nov-13
                               ___________

Options exercisable, December
31, 2005                        4,430,277                                                      $ 0.47          4.33 years
                               ===========                                                     ======          ==========



PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


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

On October 20, 2004 the Company commenced an action against X-Clearing Corp. (X-Clearing), the Company's previous transfer agent, in the District Court for the City and County of Denver, State of Colorado for return of the Company's stock record documents. X-Clearing has filed an answer and counterclaim asserting that the Company is liable to X-Clearing for certain legal expenses incurred by X-Clearing Corp. in prosecuting an action against the Depository Trust Company, which legal expenses are undeterminable. The Company presently intends to aggressively pursue all such claims and to pursue all legal actions and remedies against X-Clearing.

On or about April 6, 2005, Petrogen filed a lawsuit against Davis Gulf Coast ("Davis") in the 55th Judicial District Court of Harris County, Texas, Civil Action No. 2004-65553. The claims made by Petrogen in its complaint against Davis generally allege breach of contract. Previously, Petrogen and Davis had entered into an agreement pursuant to which Davis agreed to provide support and services for the drilling program on Matagorda Island. The complaint alleges that Davis breached its agreement by failing to perform services in a timely and proper manner. Davis has filed an answer and counterclaim to the complaint alleging that Petrogen failed to compensate it in the amount of $177,234.53. On August 12, 2005, Petrogen and Davis entered into a settlement agreement. The parties have at all times denied all allegations asserted by each party, however, the parties desire that all matters in dispute between them be terminated and resolved without further legal proceedings.

The outcome and the loss, if any, from these legal proceedings is presently not determinable and no provision for loss has been provided in the financial statements.

The Company operates in the field of oil and gas exploration and is therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.



NOTE 10 - INCOME TAXES

                                                           December 31,              December 31,
                                                               2005                      2004
                                                                $                         $

     Net Operating Loss
     Net loss per financial statements                      (3,065,271)              (4,003,722)
         Add:
     Stock based compensation                                  259,900                2,046,650
     50% of entertainment                                        4,157                    5,146
                                                            __________                _________

     Net operating loss for the year                        (2,801,214)              (1,951,926)
                                                            ==========                =========

     Net Operating Losses Carryforward
     Prior year cumulative total                             3,520,230                1,568,304
     Current year net operating loss                         2,801,214                1,951,926
                                                            __________                _________

     Net operating losses carryforward cumulative            6,321,444                3,520,230
                                                            ==========                =========

     Effective Tax Rate
                      Federal statutory tax rate                 35.00%                   34.00%
                      State taxes                                 0.00%                    0.00%
                                                            __________                _________

                                                                 35.00%                   34.00%
                                                            __________                _________

     Deferred Tax Asset
                      Net Operating Loss                     2,212,505                1,196,878
                      Valuation allowance                   (2,212,505)              (1,196,878)
                                                            __________                _________

                      Net tax asset                                  0                        0
                                                            ==========                =========


PETROGEN CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
________________________________________________________________________________


NOTE 11 - SUBSEQUENT EVENTS

On March 6, 2006 the board of directors approved the adoption of a performance stock incentive plan - 2006 (the "PSIP 2006") with an effective date of March 1, 2006 (the "Effective Date"). The terms of the PSIP 2006 provide that a total of 30,000,000 shares will be issued in escrow and subject to the following terms:

(a) a total of 3,500,000 escrowed performance shares can be purchased from escrow by a participant at a price of $0.50 per share commencing one year from the Effective Date for up to five years;

(b) a total of 4,500,000 escrowed performance shares can be purchased from escrow by a participant at a price of $1.00 per share on or before the first thee years after the Effective Date, if the Company's assets increase by 50%, the market share price of the Company's common stock achieves a minimum of $1.25, and the Company financial statements reflect a minimum of $3,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(c) a total of 6,.000,000 escrowed performance shares can be purchased from escrow by a participant at a price of $1.25 per share on or before the first five years after the Effective Date, if the Company's assets increase by 100%, the market share price of the Company's common stock achieves a minimum of $2.00, and the Company financial statements reflect a minimum of $6,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(d) a total of 7,.500,000 escrowed performance shares can be purchased from escrow by a participant at a price of $1.50 per share on or before the first seven years after the Effective Date, if the Company's assets increase by 200%, the market share price of the Company's common stock achieves a minimum of $3.00, and the Company financial statements reflect a minimum of $9,000,000 profit before taxes, depletion, amortization and stock based compensation charges; and

(e) a total of 8,500,000 escrowed performance shares can be purchased from escrow by a participant at a price of $2.00 per share on or before the first seven years after the Effective Date, if the Company's assets increase by 400%, the market share price of the Company's common stock achieves a minimum of $4.00, and the Company financial statements reflect a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges.

Subsequent to December 31, 2005, the Company issued 34,803,307 common shares as follows: 30,000,000 escrow common shares at par value of $.001 under the PSIP 2006 ; 2,799,413 common shares for subscriptions received in 2005 for proceeds of $818,040; 700,000 common shares for the exercise of stock options for proceeds of $210,000; 447,533 common shares for the exercise of warrants for proceeds of $201,390 of which $141,390 was received by the Company in 2005; 213,861 commons shares for the settlement of debt of $117,624; 567,500 common shares to certain officers and directors for bonuses totalling $311,750; and 75,000 common shares valued at $59,250 under a termination agreement.

NOTE 12 - RESTATEMENT OF COMPARATIVE FIGURES

During 2005, the Company determined that $105,716 in operator fees reported as revenue in 2004 and the equal amount of offsetting general and administration expenses related thereto should be reclassified from the Statement of Operations to the carrying cost of Oil and Gas Properties.

In addition, the Statement of Stockholders' Equity has been restated in 2003 to reflect the reverse merger recapitalization of the past share activity of Petrogen to reflect the equivalent number of shares received in the acquisition. Costs associated with the reverse merger totalling $60,000 and the fair value of the share purchase warrants issued to acquire Petrogen of $357,800 were previously charged directly to stockholders' deficit in 2003 but have now been reflected as a direct expense to operations as non-recurring costs of the share exchange. As a result of these restatements certain reclassifications were made within the Statement of Stockholders' Equity.

These restatements did not result in any change to reported results of operations for 2005 and 2004 or the carrying value of assets and liabilities and total Stockholders' Equity as at December 31, 2005 or 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our principal independent accountant from March 2001 to the current date is Dale Matheson Carr-Hilton LaBonte Chartered Accountants ("DMCL"). DMCL's address is 1500-1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Sacha Spindler, our Chief Executive Officer ("CEO"), and Brian Fiddler, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Messrs. Spindler and Fiddler concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Annual Report, our directors and executive officers are as follows:

         Name           Age       Position

S. Sam Sen               46       President

Sacha H. Spindler        43       Chief Executive Officer
                                  and Chairman/Director

Brian Fiddler            44       Chief Financial Officer

Justin Perryman          37       Director

Timothy G. Russell       65       Director

BIOGRAPHIES OF THE EXECUTIVE OFFICERS/DIRECTORS

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

SACHA H. SPINDLER is our Chairman of the Board, a Director and the Chief Executive Officer. As a successful business entrepreneur and venture capitalist, Mr. Spindler brings Petrogen over 27 years of experience in all aspects of business management, corporate development, finance and the venture capital markets. Prior to founding Petrogen, Mr. Spindler was instrumental in the formation and subsequent growth of several start-up companies in the high technology, resource and oil and gas industries. Among his demonstrated strengths, Mr. Spindler possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the responsibilities of corporate development and operations. During the past 8 years, Mr. Spindler has successfully applied his knowledge and expertise in the areas of finance, structure, negotiations and business development to companies in the oil and gas industry.

S. SAM SEN has been our President since February 1st, 2005. Mr. Sen brings Petrogen over twenty-four years of senior business and technical experience in the energy industry. Prior to joining Petrogen, Mr. Sen served in the capacities of Project Manager, Worldwide Business Development and New Venture Development with Anadarko Petroleum. Prior to Anadarko, Mr. Sen worked with leading multi-national oil companies such as Unocal, Suncor and Gulf Canada Resources, where he held positions ranging from project geologist to business development manager. Throughout his accomplished career, Mr. Sen has established a successful track record in the commercial analysis, negotiation, support, and capture of value-adding upstream, midstream, downstream, and acquisition and divestiture projects ranging in size from $10 million to over $1 billion. Mr. Sen is recognized for his strong technical background and was the lead geologist on exploration teams responsible for hydrocarbon discoveries of up to 100 MMBOE (gross) reserves. Mr. Sen received his MBA from the Warwick Business School/Wolsey Hall, Oxford U.K., as well as a BSc (Honors) in Geology from Carleton University, Canada. He holds memberships in industry associations including the AAPG, AIPN and APEGGA, and is a professional geologist.

BRIAN FIDDLER is our Chief Financial Officer. Mr. Fiddler is a resident professional who brings Petrogen over 21 years of corporate accounting and operations experience. Mr. Fiddler is widely recognized for his specialized skills in the areas of finance, auditing, reporting, governance and treasury responsibilities for public companies. Mr. Fiddler also brings extensive experience working specifically with resource-based companies both as a consultant and as an Officer. Mr. Fiddler's expertise is specifically suited to serve the needs of Petrogen and he will undoubtedly play an instrumental role in Petrogen's ongoing operations as the Company continues to grow as a strong emerging natural gas development and production Company.

JUSTIN PERRYMAN is one of our directors. Mr. Perryman brings the Petrogen team over 12 years of legal, finance, corporate and trade business experience. Mr. Perryman is an accomplished attorney at law possessing specialized skills in the area of general corporate and business law with extensive experience working for publicly listed companies as well as oil & gas companies. In addition to his demonstrated skill and practice as an attorney at law, Mr. Perryman also brings Petrogen a compliment of extensive entrepreneurial knowledge and expertise in the fields of international trade, corporate finance and investment banking. Mr. Perryman received his Juris Doctor Diploma and Masters in International Business Degree from the Washington University School of Law, specializing in international and domestic banking and corporate and securities law. Mr. Perryman is also a captain in the United States Army, Texas Army National Guard Office of the Judge Advocate General, 36th Infantry Division.

TIMOTHY G. RUSSELL is one of our directors. Mr. Russell is a key contributor to Petrogen bringing a wealth of knowledge, business acumen, planning and technical skills gained through 37 years experience in the oil and gas industry. This includes a twenty-five year tenure with industry leader Amoco Production Company, where Mr. Russell was instrumental in the development of exploration operations throughout the Middle East, serving as Exploration Manager and Division Geologist. During his tenure with Amoco, Mr. Russell served as a company representative to local petroleum ministries in several countries and directed numerous exploration and development initiatives that resulted in discoveries exceeding 100 MMBOE. Mr. Russell earned his BA, Geology, at
Vanderbilt University and received his Masters Degree in Geology, from the University of Tennessee.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2005.

ADOPTION OF CODE OF ETHICS

         On May 23, 2005, we adopted a code of business conduct and ethics policy (the "Code of Ethics"). The adoption of the Code of Ethics allows us to:
(i) describe our core values and beliefs; (ii) provide the foundation for all business conduct; and (iii) provide guidance to each of our directors and officers to assist them in recognizing and dealing with ethical issues and risks, providing mechanisms to report unethical conduct and helping foster a culture of honesty and accountability.

INSIDER TRADING POLICY

         On May 23, 2005, we adopted an insider trading policy (the "Insider Trading Policy"). The establishment of the Insider Trading Policy allows the us to assist our officers and directors to ensure compliance with federal securities laws which prohibit trading in the securities of a company on the basis of "inside" information. Our insiders and officers receive, as part of their compensation packages, shares of our restricted common stock for resale. Pursuant to the terms and provisions of the Insider Trading Policy, there are four blackout periods during which our directors and officers are prohibited from trading in our securities, which blackout periods begin on March 31st, June 30th, September 30th and December 31st of each fiscal year and end when two full trading days have passed on the NASDAQ Over-the-Counter Bulletin Board Stock Market after we announce our results for the preceding fiscal period through quarterly and annual filings with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

During fiscal years ended December 31, 2004, 2004, and 2003, certain of our officers and directors were compensated for their roles as executive officers. Messrs. Spindler, Kerrigan and Sen derive remuneration from us for consulting services rendered. See "Summary Compensation Table" below. Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Executive compensation is subject to change concurrent with our requirements. Currently, Mr. Spindler receives compensation in the amount of $17,250 per month.

CONTRACTUAL ARRANGEMENT WITH MR. SPINDLER

Mr. Spindler, our Chief Executive Officer and one of our directors, currently invoices us $17,250 per month, plus expenses. During fiscal year ended December 31, 2005, $207,000 was accrued for such monthly fees for services rendered by Mr. Spindler to us and to Petrogen, which commenced September 2001. During fiscal year ended December 31, 2005, a bonus of $245,000 was incurred to Mr. Spindler. During fiscal year ended December 31, 2005, we paid approximately $252,430 to Mr. Spindler for consulting fees and/or reimbursement of expenses. During fiscal year ended December 31, 2005, we settled an aggregate amount of $215,000 due and owing Mr. Spindler by the issuance of 500,000 shares of common stock at $.43 per share. Therefore, at December 31, 2005, Mr. Spindler owed approximately $4,529.

CONTRACTUAL ARRANGEMENT WITH MR. KERRIGAN

Mr. Kerrigan, our previous Co-President, invoiced us $7,500 per month, plus expenses. During fiscal year ended December 31, 2005, $67,500 was accrued for such monthly fees for services rendered by Mr. Kerrigan to us and to Petrogen, which commenced September 2001. During fiscal year ended December 31, 2005, a bonus of $122,500 was incurred to Mr. Kerrigan. During fiscal year ended December 31, 2005, we paid $62,500 to Mr. Kerrigan for consulting fees and/or reimbursement of expenses. During fiscal year 2005, we have agreed to pay Mr. Kerrigan an aggregate amount of $121,500 as severance payment. During fiscal year ended December 31, 2005, we settled an aggregate amount of $107,500 due and owing Mr. Kerrigan by the issuance of 250,000 shares of common stock at $0..43 per share. Therefore, at December 31, 2005, Mr. Kerrigan was owed approximately $142,724. Effective October 7, 2005, Mr. Kerrigan tendered his resignation as a Co-President and as a director.

CONTRACTUAL ARRANGEMENT WITH MR. SEN

Mr. Sen, our President, currently invoices us for management services rendered, plus expenses. During fiscal year ended December 31, 2005, $120,000 was accrued for such fees for services rendered by Mr. Sen to us. During fiscal year ended December 31, 2005, a bonus of $93,000 was incurred to Mr. Sen. During fiscal year ended December 31, 2005, we paid approximately $110,786 to Mr. Sen for management fees and/or reimbursement of expenses. During fiscal year ended December 31, 2005, we settled an aggregate amount of $78,000 due and owing Mr. Sen by the issuance of 100,000 shares of common stock at $.35 per share and 100,000 shares of common stock at $0.43 . Therefore, at December 31, 2005, Mr. Sen is owed approximately $65,000.

CONTRACTUAL ARRANGEMENT WITH MR. FIDDLER

Mr. Fiddler, our Chief Financial Officer, currently invoices us for management services rendered, plus expenses. During fiscal year ended December 31, 2005, $36,000 was accrued for such fees for services rendered by Mr. Fiddler to us. During fiscal year ended December 31, 2005, a bonus of $16,250 was incurred to Mr. Fiddler. During fiscal year ended December 31, 2005, we paid approximately $52,500 to Mr. Fiddler for management fees and/or reimbursement of expenses. Therefore, at December 31, 2005, Mr. Fiddler is owed approximately $-0-.

CONTRACTUAL ARRANGEMENT WITH MR. RUSSELL

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. During fiscal year ended December 31, 2005, $72,000 in management fees were incurred by us relating to Mr. Russell for management services rendered. During fiscal year ended December 31, 2005, we paid an aggregate of $11,000 to Mr. Russell for such management services. During fiscal year ended December 31, 2005, Mr. Russell exercised an aggregate 172,667 Stock Options and accepted a debt settlement of 35,000 shares of common stock for net proceeds in the amount of $126,500, which amount was utilized by us to offset the aggregate amount of management fees due and owing Mr. Russell. Thus, at December 31, 2005, we owed Mr. Russell an aggregate of $4,000 for accrued management fees.


SUMMARY COMPENSATION TABLE

                                Annual Compensation                    Awards               Payouts
                            ____________________________        __________________     _____________
Name/Position       Year    Salary     Bonus       Other        RSA        Options     LTIP    Other
____________________________________________________________________________________________________

Sacha Spindler      2005     -0-      $245,000    $207,000         -0-          -0-     -0-     -0-
CEO                 2004     -0-       245,000     189,000         -0-      800,000     -0-     -0-
                    2003     -0-           -0-    $139,645         -0-    1,250,000     -0-     -0-

William Kerrigan    2005     -0-      $122,500     $67,500    $121,500          -0-     -0-     -0-
Prior Co-Pres       2004     -0-        70,000      86,000         -0-      800,000     -0-     -0-
                    2003     -0-           -0-    $ 90,500         -0-      675,000     -0-     -0-

Sam Sen             2005     -0-       $93,000    $120,000         -0-          -0-     -0-     -0-
President

Brian Fiddler       2005     -0-       $16,250     $36,000         -0-      200,000     -0-     -0-
CFO

T. Russell (l)      2005     -0-       $   -0-    $ 72,000         -0-          -0-     -0-     -0-
Director            2004     -0-        10,000      60,000         -0-          -0-     -0-     -0-
                    2003     -0-           -0-       7,500         -0-          -0-     -0-     -0-
____________________________________________________________________________________________________


STOCK OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2005

As of the date of this Annual Report, there are an aggregate of 5,130,277 Stock Options issued and outstanding. During fiscal year ended December 31, 2005, an aggregate of 860,000 Stock Options were granted. Stock Options granted to our executive officers and directors during fiscal year ended December 31, 2005 are as reflected below in the "Options/SAR Grants Table." As of the date of this Annual Report, certain Stock Options have been exercised. See "Aggregate Options/SAR Exercises" below.

STOCK OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name        Number of      Percent of Total       Exercise Price     Date of
            Securities     Options Granted (1)                       Expiration
            Underlying
            Options
________________________________________________________________________________

            200,000                                   $0.50           04/02/08
            100,000                                   $0.75           04/02/08
Total       300,000           34.88%
________________________________________________________________________________

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR

                                                 Number of        Value of
                     Shares                      Securities      Unexercised
                    Acquired on      Value       Underlying      in the money
Name                 Exercise       Realized     Unexercised       Options
________________________________________________________________________________
     (1)
Timothy Russell
Timothy Russell        40,000        $              -0-             n/a
________________________________________________________________________________
     (1) Pursuant to certain Notice and Agreements of Option, Mr. Russell exercised an aggregate 132,667 Stock Options to acquire 132,667 shares of our common stock as follows: ( i) 50,000 Stock Options were exercised on May 1, 2005 at an exercise price of $0.75 per share; (ii) 14,667 Stock Options were exercised on September 5, 2005 at an exercise price of $0.75 per share; (iii) 50,000 Stock Options were exercised on September 5, 2005 at an exercise price of $0.50 per share; and (iv) 18,000 Stock Options were exercised on September 5, 2005 at an exercise price of $0.50 per share. Based upon an average trading price of: (i) $0..35 on May 1, 2005, Mr. Russell realized an aggregate net value of approximately $-0-; (ii) $0..46 on September 5, 2005, Mr. Russell realized an aggregate net value of approximately $-0-; (iii) $0..46 on September 5, 2005, Mr. Russell realized an aggregate net value of approximately $-0-; and (iv) $0..46 on September 5, 2005, Mr. Russell realized an aggregate net value of approximately $-0-.

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

As of the date of this Annual Report, there are 67,676,807 shares of Common Stock issued and outstanding.

Name and Address of                Amount and Nature of         Percent of Class
 Beneficial Owner                  Beneficial Ownership (1)
________________________________________________________________________________
                                       (2)
Sacha Spindler                            19,417,310                28. 69%
322 - 2000 South Dairy Ashford
Houston, Texas 77077
                                       (3)
Sam Sen                                    6,750,000                  9.97%
322 - 2000 South Dairy Ashford
Houston, Texas 77077

                                       (4)
Justin Perryman                            3,458,988                  5.11%
322 - 2000 South Dairy Ashford
Houston, Texas 77077
                                       (5)
Timothy Russell                            1,486,229                  2.20%
322 - 2000 South Dairy Ashford
Houston, Texas 77077
                                       (6)
Brian Fiddler                              1,050,000                  1.55%
322 - 2000 South Dairy Ashford
Houston, Texas 77077
                                       (7)
All officers/directors as a               32,162,527                 47.52%
group (5 persons)
________________________________________________________________________________
(1) These are restricted shares of common stock.
(2) This figure includes: (i) 17,741,310 shares of restricted common stock, of which 15,000,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan; and (ii) the assumption of the exercise of 1,676,000 Stock Options into 1,676,000 shares of common stock.
(3) This figure includes 6,750,000 shares of restricted common stock, of which 6,000,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan.

(4) This figure includes: (i) 2,653,988 shares of restricted common stock, of which 2,000,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan; and (ii) the assumption of the exercise of 805,000 Stock Options into 805,000 shares of common stock.
(5) This figure includes: (i) 1,267,696 shares of restricted common stock, of which 1,000,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan; and (ii) the assumption of the exercise of 218,533 Stock Options into 218,533 shares of common stock.
(6) This figure includes 1,050,000 shares of restricted common stock, of which 1,000,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan.
(7) This figure includes: (i) 29,462,994 shares of restricted common stock, of which 25,000,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan; and (ii) the assumption of the exercise of 2,699,533 Stock Options into 2,699,533 shares of common stock.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONTRACTUAL RELATIONS WITH CERTAIN OFFICERS/DIRECTORS

As disclosed in "Item 10. Executive Compensation", we have entered into contractual relationships with certain of our officers and directors.

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

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report:

     2.1 Share Exchange Agreement (1)

     10.1 Emily Hawes Field Oil and Lease dated October 24, 2001 (2)

     10.2 Lease Assignment Agreement between James T. Roche and Petrogen, Inc. dated May 20, 2002. (2)

     10.3 Farm-out Agreement with Nortex Corporation. (2)

     10.4 Farm-Out Agreement with Bazno Exploration. (2)

     10.5 Sierra Gas Corp. Purchase Agreement with Petrogen Corp. dated May 8, 2003. (2)

     10.6 Farm-In Acquisition Agreement between Coronado Oil Co. and Petrogen, Inc. dated December 31, 2002. (2)

     10.7 Assignment and Bill of Sale between Crown Royalties and Petrogen, Inc. dated December 16, 2002. (2)

     10.8 Memorandum of Understanding between Adam Fees Properties Inc. and Petrogen International Limited dated August 4, 2003. (1)

     10.9 Memorandum of Understanding between Adam Fees Properties, Inc. and Petrogen International Limited dated September 3, 2003. (1)

     10.10 Debenture Agreement between Petrogen Corp. and Acceder Technology Pte. Ltd. dated for reference August 5, 2004. (3)

     10.11 2004 Stock Option Plan for Petrogen Corp. (2)

     10.12 Amended Management Consulting Services Agreement among Petrogen Corp., Petrogen, Inc. and Leo William Kerrigan dated for reference effective February 12, 2003, executed effective August 18, 2003. (2)

     10.13 Amended Management Consulting Services Agreement among Petrogen Corp., Petrogen, Inc. and Sacha Spindler dated for reference effective February 12, 2003, executed effective August 18, 2003. (2)

     14.   Code of Ethics. (4)

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     32.1 Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

     32.2 Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

     99.1 Insider Trading Policy. (4)

(1) Incorporated by reference to Exhibits of Petrogen Corp. Annual Report on Form 10-KSB filed with the Commission on April 14, 2004

(2) Incorporated by reference to Exhibits of Petrogen Corp. Annual Report on Form 10-KSB filed with the Commission on April 14, 2005.

(3) Incorporated by reference to Exhibit of Petrogen Corp. Report on Form 8-K filed with the Commission on August 18, 2004.

(4) Incorporated by reference to Exhibit of Petrogen Corp. Report on Form 8-K filed with the Commission on May 26, 2005.

ITEM 14. PROFESSIONAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During fiscal year ended December 31, 2005, we incurred approximately $40,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2005 and the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

During fiscal year ended December 31, 2005, we did not incur any fees for professional services rendered by our principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing our information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

ALL OTHER FEES

During fiscal year ended December 31, 2005, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PETROGEN CORP.



Dated: April 17, 2006                       By:  /s/ SACHA H. SPINDLER
                                                 ___________________________
                                                     Sacha H. Spindler
                                                     Chief Executive Officer



Dated: April 17, 2006                       By: /s/ BRIAN FIDDLER
                                                ____________________________
                                                    Brian Fiddler
                                                    Chief Financial Officer