Form 10QSB
period 2006-03-31
PETROGEN CORP
filed 2006-05-22
CIK 1057226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                                 (281) 497.3700
                           ___________________________
                           (Issuer's telephone number)

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

                              Yes [ ]     No [ ]

                      Applicable only to corporate issuers

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

           Class                  Outstanding as of May 17, 2006

Common Stock, $0.001 par value            68,847,105

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS














                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2006
                                   (UNAUDITED)


























CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                                                            March 31,        December 31,
                                                                                 2006                2005
_________________________________________________________________________________________________________
                                                                          (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                  $    183,807         $   817,720
   Restricted cash                                                             45,000              45,000
   Accounts receivable (Note 4)                                               298,516             241,740
   Notes receivable (Note 3)                                                    3,825              14,114
   Prepaids and deposits                                                      326,123              56,161
_________________________________________________________________________________________________________

                                                                              857,271           1,174,735

FURNITURE AND EQUIPMENT, net of depreciation of $27,058
   (2005 - $23,357)                                                            52,579              49,479
OIL AND GAS PROPERTIES, UNPROVED, net of depletion of $17,885
   (2005 - $11,258) (Note 4)                                                2,928,594           2,650,940
_________________________________________________________________________________________________________

                                                                         $  3,838,444         $ 3,875,154
=========================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $    888,585         $ 1,172,583
   Note payable (Note 5)                                                       72,687              74,310
   Advances payable                                                                -               43,438
   Private placement subscription proceeds received (Note 6)                  280,222           1,209,430
   Due to related parties (Note 7)                                            251,890             270,143
_________________________________________________________________________________________________________

                                                                            1,493,384           2,769,904
_________________________________________________________________________________________________________

CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
   Common stock, $0.001 par value, 100,000,000 shares authorized
      67,676,807 (2005 - 32,873,500) shares issued and outstanding             67,677              32,874
   Additional paid-in capital                                              12,219,115          10,167,668
   Obligation to issue shares                                                 240,000              59,250
   Common stock purchase warrants                                              70,404             205,200
   Deficit accumulated during the exploration stage                       (10,252,136)         (9,359,742)
_________________________________________________________________________________________________________

                                                                            2,345,060           1,105,250
_________________________________________________________________________________________________________

                                                                          $ 3,838,444         $ 3,875,154
=========================================================================================================


 The accompanying notes are an integral part of these interim consolidated financial statements



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                     November 15,
                                                                  Three Months     Three Months          2001
                                                                   Ended March      Ended March     (Inception) to
                                                                    31, 2006         31, 2005       March 31, 2006
_________________________________________________________________________________________________________________

 REVENUE
    Gas sales                                                      $   226,768      $         -      $    425,781
_________________________________________________________________________________________________________________

 OPERATING EXPENSES
    Depletion                                                            6,627                -            17,885
    Lease operating expenses and taxes                                  53,964                -            99,414
_________________________________________________________________________________________________________________

                                                                        60,591                -           117,299
_________________________________________________________________________________________________________________

 OPERATING PROFIT                                                      166,177                -           308,482
_________________________________________________________________________________________________________________

 EXPENSES
    Depreciation                                                         3,701            1,928            27,058
    Financing fees                                                           -                -           245,600
    General and administrative                                         399,892          215,694         2,840,058
    Impairment of oil and gas properties                                     -                -           109,804
    Interest expense                                                     9,637                -           176,352
    Loss on settlement of debt                                               -                -           239,448
    Management and consulting fees - related party (Note 6)             83,250          151,750         1,788,145
    Management and consulting fees - stock based compensation
      (Note 8)                                                         494,900                -         3,523,895
    Professional fees                                                   67,402          108,145         1,196,880
_________________________________________________________________________________________________________________

                                                                     1,058,782          477,517        10,147,240
_________________________________________________________________________________________________________________

 LOSS FROM OPERATIONS                                                 (892,605)        (477,517)       (9,838,758)
_________________________________________________________________________________________________________________

 OTHER INCOME (EXPENSES)
    Interest income                                                        211              641             4,422
    Non-recurring costs of share exchange                                    -                -          (417,800)
_________________________________________________________________________________________________________________

                                                                           211              641          (413,378)
_________________________________________________________________________________________________________________

 NET LOSS                                                          $  (892,394)     $  (476,876)     $(10,252,136)
 ================================================================================================================



 BASIC AND DILUTED NET LOSS PER SHARE                              $     (0.02)     $     (0.01)
 ==============================================================================================

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         36,002,676       27,221,581
 ==============================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements



                                 PETROGEN CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     November 15,
                                                                  Three Months     Three Months          2001
                                                                   Ended March      Ended March     (Inception) to
                                                                    31, 2006         31, 2005       March 31, 2006
_________________________________________________________________________________________________________________
                                                                                                       (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $  (892,394)     $  (476,876)     $(10,252,136)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
  - depletion                                                            6,627                -            27,058
  - depreciation                                                         3,701            1,928            17,885
  - accounts receivable                                                (56,776)         150,523           (58,516)
  - accrued interest receivable                                           (211)            (641)             (229)
  - prepaids and deposits                                             (269,962)           5,198          (326,123)
  - accrued interest expense                                             3,177                -            84,894
  - accounts payable                                                  (204,674)          34,742         1,225,107
  - advances payable                                                   (43,438)               -                 -
  - obligation to issue shares                                               -                -                 -
  - loss on settlement of debt                                               -                -           239,448
  - accrued management fees                                                  -                -            84,500
  - non-recurring costs of share exchange                                    -                -           417,800
  - impairment of oil and gas properties                                     -                -           109,804
  - stock-based compensation                                           203,400                -         3,232,395
  - expenses paid by the issuance of shares                            311,750           61,100         1,960,787
_________________________________________________________________________________________________________________
NET CASH USED IN OPERATING ACTIVITIES                                 (938,800)        (224,026)       (3,237,326)
_________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                   (6,801)            (763)          (79,637)
  Oil and gas properties                                              (284,281)         (33,987)       (2,896,381)
  Pre reverse acquisition advances from Petrogen Corp.                       -                -           100,000
  Cash acquired on reverse acquisition of Petrogen Inc.                      -                -               868
_________________________________________________________________________________________________________________
NET CASH USED IN INVESTING ACTIVITIES                                 (291,082)         (34,750)       (2,875,150)
_________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock including subscriptions
     received                                                          488,418                -         4,621,458
  Warrants                                                              81,804                -           100,404
  Restricted cash                                                            -                -           (45,000)
  Notes payable                                                              -                -           (36,920)
  Debenture payable                                                          -                -          (138,302)
  Loans receivable                                                           -                -           925,000
  Cash advances from former related parties                                  -                -           318,990
  Advances from related parties                                         25,747           63,196           550,653
_________________________________________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                               595,969           63,196         6,296,283
_________________________________________________________________________________________________________________

(DECREASE) INCREASE IN CASH                                           (633,913)        (195,580)          183,807

CASH, BEGINNING OF PERIOD                                              817,720          827,326                 -
_________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                $   183,807      $   631,746      $    183,807
=================================================================================================================
   Non-cash transactions:  Refer to Notes 3 and 7.

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                   $     4,800      $         -      $      6,510
                                                                   ==============================================
   Income taxes paid                                               $         -      $         -      $          -
                                                                   ==============================================


 The accompanying notes are an integral part of these interim consolidated financial statements


                                 PETROGEN CORP.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS & BASIS OF PRESENTATION

Petrogen Corp. (the "Company") was incorporated in the State of Nevada. The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and the Frankfurt Stock Exchanges under the symbol "PTD".

Effective February 12, 2003 the Company completed the acquisition of Petrogen Inc. ("Petrogen") by way of a reverse merger and issued 7,000,000 restricted shares of common stock to the shareholders and 300,000 restricted shares of common stock as a finder's fee resulting in a change in control of the Company

With operations based in Houston, Texas, the Company and its wholly owned subsidiary, Petrogen, is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. The Company's core strategy is to acquire interests in proved developed reserves that couple immediate recompletion opportunities with undeveloped upside.

The Company's principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming, Emily Hawes Field in southern Texas and the Tiller Ranch Lease located within the Tom Graham Field, Jim Wells County, Texas. The Company also holds the rights to develop interests in the Adams Ranch Field in east Texas.

To date the Company has commenced commercial operations in both the Emily Hawes Field and the Tiller Ranch Lease. The Company's efforts to date have focused on the investigation, acquisition and development of oil and gas property interests, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

As at March 31, 2006, the Company has a working capital deficiency of $636,113 and has realized significant losses to date. The Company's continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Petrogen. All significant intercompany transactions and account balances have been eliminated.

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

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. Depreciation is computed on a declining balance basis at 20-30% per year.

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

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of stock options and warrants have been excluded as they are anti-dilutive. The 30,000,000 shares held in escrow are do not form part of this computation, see Note 7.

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

STOCK-BASED COMPENSATION

On January 1, 2006,  the Company  adopted SFAS No. 123 (revised  2004) (SFAS No.
123R), SHARE-BASED PAYMENT, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006 under the prospective method, however, previously unvested stock options outstanding as of December 31, 2005 were cancelled January 1, 2006, therefore no compensation expense under SFAS No. 123R with respect to unvested stock options was recorded during the first quarter of 2006.

Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three month period ended March 31, 2005.
                                                                 For the three
                                                                 months ended
                                                                March 31, 2005
                                                                ______________

     Net loss as reported                                          $(476,876)

     SFAS No. 123 Additional Compensation Expense                  $ (14,005)
                                                                   _________

     Pro forma net loss under SFAS No. 123                         $(490,881)
                                                                   =========

     Basic loss per common share as reported                       $   (0.02)
                                                                   =========

     Pro forma net loss per common share under SFAS No. 123        $   (0.02)
                                                                   =========

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

NOTE 3 - NOTES RECEIVABLE

Pursuant to the Company's 2004 Stock Option Plan, during 2005 a total of 2,530,000 stock options were exercised at a price of $.25 per share for proceeds of $632,500 which the Company agreed to loan the optionees. These loans were secured by demand promissory notes bearing interest at 8% per annum. At December 31, 2005 interest of $1,614 has been accrued, $550,000 was repaid, and $70,000 was offset against outstanding debt with $12,500 of these notes remaining outstanding at year end. At March 31, 2006 interest of $1,825 has been accrued, $10,500 was repaid with $2,000 of these notes remaining outstanding at period end.


NOTE 4 - OIL AND GAS PROPERTIES
                                       DECEMBER 31,     INCURRED IN     DECEMBER 31,     INCURRED IN     MARCH 31, 2006
                                           2004          THE YEAR           2005         THE PERIOD       (UNAUDITED)
                                       ________________________________________________________________________________
                                            $                $               $                $                $

OIL AND GAS PROPERTIES, UNPROVED:
     Acquisition costs                    250,646          617,500         868,146               -           868,146
     Exploration costs                  1,224,763          679,093       1,903,856         284,281         2,188,137
                                       ________________________________________________________________________________
                                        1,475,409        1,296,593       2,772,002         284,281         3,056,283
     Less accumulated depletion
        and impairment                          -          121,062         121,062           6,627           127,689
                                       ________________________________________________________________________________

                                        1,475,409        1,175,531       2,650,940         277,654         2,928,594
                                       ================================================================================

The Company's oil and gas activities are currently conducted in the United States. During the three months ending March 31, 2006 the Company incurred exploration costs of $284,281 on its properties.

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

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)

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

On May 25th, 2005, the Company entered into a farm-out agreement with an individual investor, pursuant to which the Company sold a 1.5% working interest in and to the Emily Hawes Field for $150,000. In addition, the Company granted the individual investor 75,000 two year warrants with a fair market value of $18,600 (refer to Note 8) and the option to convert the working interest into shares of restricted common stock for a period of two years.

On July 21st, 2005, the Company entered into an agreement with one of the existing joint interest owners to Emily Hawes Field, Darcy Energy, LLC, ("Darcy") pursuant to which Darcy and Petrogen had entered into an agreement related to a prescribed to Area of Mutual Interest (AMI) surrounding the Emily Hawes Field, whereby Darcy elected to acquire a 25% interest in the 37.5% working interest the Company purchased from Nortex et al on April 1st, 2005. As consideration, Darcy paid to the Company a one time cash payment of $111,005 for receipt of a 9.375% working interest in and to the Company's Emily Hawes Field, increasing Darcy's overall working interest to 34.375%. To date Petrogen has capitalized a net total of $1,493,313 of expenditures relating to this property and has recorded depletion of $7,482 using the unit-of-production method.

After the sales to the individual investor and Darcy, the Company now holds a 64.125% working interest of a 77.5% net revenue interest, which results in 49.697% net revenue from of all proceeds of hydrocarbon sales in the Emily Hawes Field.

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

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


NOTE 4 - OIL AND GAS PROPERTIES (CONTINUED)

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

On March 30, 2005, the Company entered into a purchase agreement (the "Purchase Agreement"), with Roche pursuant to which it purchased the natural gas transmission pipeline located on Matagorda Island. As consideration for the pipeline the Company agreed to pay $5,000 and issue to Roche 175,000 restricted shares of common stock valued at $87,500 and agreed to pay a further consideration for the pipeline purchase whereby it will pay a combined royalty of $0.16 per MCF transmitted through the pipeline up to a total amount of $50,000 and thereafter, pay to Roche $0.12 per MCF transmitted through the pipeline, both amounts of which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 billion cubic feet of natural gas. The original acquisition costs of $92,500 have been reduced by depletion of $9,251.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


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

TILLER RANCH

On June 3, 2005, pursuant to an assignment of lease agreement, the Company acquired a 100% working interest and 70% net revenue interest in and to the Tiller Ranch Lease consisting of 822 acres located within the Tom Graham Field, Jim Wells County, Texas. The Company has incurred $339,676 of capitalized expenditures, paid $225,000 for the lease acquisition cost and has recorded depletion of $1,152 using the unit-of-production method. As of March 31, 2006, the Company sold a 24% WI (16.80% NRI) for proceeds of $660,000. These net proceeds were used to offset the costs of drilling and developing the property in the last quarter of 2005. Three investors who collectively purchased working interests totaling 9% for $180,000 have an option to convert their WI into common stock of the Company at prices ranging from $0.25 - $0.45 commencing January 1, 2006 for a period of six months. The conversion price was less than the market price of the Company's stock at the date these agreements were entered into, thus giving rise to an intrinsic value conversion feature. The Company recognized the intrinsic value of the beneficial conversion feature of $245,600 as financing fees in 2005.

As of March 31, 2006 the Company has a receivable from a private company for $170,000 representing $120,000 for the purchase of a 3% WI and $50,000 for operator fees from November 2005 to March 2006. Subsequent to the period, the Company received 680,000 common shares of this private company at a deemed price of $0.25 per share in settlement of this receivable.

After the sales to the individual investors, the Company now holds a 76.0% working interest and a 53.2% net revenue interest (resulting in 49.697% net of all sales) in the Tiller Ranch Lease.

NOTE 5 - NOTE PAYABLE

Effective July 1, 2005 Petrogen issued a promissory note in the amount of $70,000 which is unsecured and due on demand. The note bears interest at 18% per annum. At March 31, 2006, the Company has accrued $9,197 (2005: $6,020) of interest in connection with this note of which $6,510 (2005: $1,710) of interest has been paid leaving a balance of $72,687 (2005: $74,310).

NOTE 6 - SUBSCRIPTION PROCEEDS

Under the terms and conditions of certain 2006 private placement subscription agreements, proceeds from these financings constitute an interest free loan until the securities are issued and delivered to the investors. As at March 31, 2006, the Company has one offering of units outstanding. The offering is for 60,444 units at $0.50 per unit, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share of the Company at an exercise price of $1.00 for a period of one year. The Company has also received $240,000 towards a future private placement, the terms of which have not yet been finalized.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006,  management fees of $51,750 (2005:
$274,500) were incurred to one director and officer and one former director and officer of the Company of which NIL (2005: $67,500) has been capitalized as oil and gas development costs. During the three months ended March 31, 2006 additional no management bonuses (2005: $322,500) were incurred to these individuals. In October 2005, one of these directors and officers left the Company and as at March 31, 2006 the Company has accrued severance of $121,500 to this director. The Company is committed to pay the remaining director $17,250 in management fees per month. At March 31, 2006, these directors and officers were owed a total of $161,206. (December 2005: $138,195 was owed by these directors and officers for advances).

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


During the three months ended March 31, 2006,  management fees of $18,000 (2005:
$72,000) were incurred to a director of the Company. During 2005, this director exercised 172,667 stock options and accepted a debt settlement of 35,000 common shares for net proceeds in the amount of $126,500, which amount was utilized to off-set the debt due and owing to this director. At March 31, 2006, this director was owed $19,000 (December 2005: $4,000) for unpaid management fees. The Company is committed to pay this director $5,000 in management fees per month.

During the three months ended March 31, 2006,  management fees of $30,000 (2005:
$120,000) were incurred to an officer of the Company. During the three months ended March 31, 2006, additional management bonuses of 480,000 shares with a fair value of $264,000 (2005: $78,000) were incurred to this officer. This officer accepted a debt settlement of 100,000 common shares for net proceeds in the amount of $55,000, which amount was utilized to off-set the debt due and owing to this director.. At March 31, 2006, this officer is owed $11,000 (December 2005: $65,000) for management fees due. The Company is committed to pay this officer $10,000 in management fees per month.

During the three months ended March 31, 2006,  management fees of $14,500 (2005:
$36,000) were incurred to an officer of the Company. During the three months ended March 31, 2006, additional bonuses of 50,000 shares with a fair value of $27,500 (2005: $8,750) were incurred to this officer of the Company. The Company is committed to pay this officer $5,500 in management fees per month.

At March 31, 2006, $50,684 (December 2005: $62,949) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1. Also during the year ended December 31, 2005 management fees of $10,000 were paid to a former director.

During the three months ended March 31, 2006,  consulting fees of $30,000 (2005:
$30,000) were incurred to a relative of a director of the Company. During 2005, this consultant retired a note receivable owing to the Company of $22,500 and exercised 30,000 stock options for net proceeds in the amount of $7,500 of which both amounts were utilized to off-set the consulting fees due and owing to this consultant. The Company is committed to pay this director $2,500 in consulting fees per month.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in Notes 3, 4 and 7, and 11.

NOTE 8 - CAPITAL STOCK

COMMON SHARES

During the year ended December 31, 2005 the Company issued a total of 5,651,919 common shares valued at $1,987,952 as follows: 671,400 common shares for finders' fees on prior share issuances, 175,000 common shares for the purchase of the Matagorda Island Pipeline valued at $92,500 as detailed in Note 4; 235,030 common shares for $82,025 of debt conversion for work performed on the Emily Hawes property, 501,366 common shares for consulting services valued at $238,178; and 180,000 common shares for subscription proceeds of $45,000 received in 2004. Under the Company's 2003, 2004, and 2005 stock option plan, 2,306,123 shares were issued for the exercise of stock options for net proceeds of $868,949, of which $346,949 was utilized to off-set debt owing to a director and five vendors. In addition, 1,583,000 common shares valued at $661,300 were issued as management bonuses.

On March 6, 2006 the board of directors approved the adoption of a "Performance Stock Incentive Plan - 2006" (the "PSIP 2006") with an effective date of March 1, 2006 (the "Effective Date"). The terms of the PSIP 2006 provide that a total of 30,000,000 shares will be issued in escrow and subject to the following terms:

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


NOTE 8 - CAPITAL STOCK (CONTINUED)

COMMON SHARES (CONTINUED)

(a) a total of 3,500,000 escrowed performance shares can be purchased from escrow at a price of $0.50 per share commencing one year from the Effective Date for up to five years. The Company has estimated the fair value of these shares to be $1,116,000 which will be recorded on March 1, 2007 as stock based compensation;

(b) a total of 4,500,000 escrowed performance shares can be purchased from escrow at a price of $1.00 per share on or before the first thee years after the Effective Date, if the Company's assets increase by 50%, the market share price of the Company's common stock achieves a minimum of $1.25, and the Company financial statements reflect a minimum of $3,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(c) a total of 6,.000,000 escrowed performance shares can be purchased from escrow at a price of $1.25 per share on or before the first five years after the Effective Date, if the Company's assets increase by 100%, the market share price of the Company's common stock achieves a minimum of $2.00, and the Company financial statements reflect a minimum of $6,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(d) a total of 7,500,000 escrowed performance shares can be purchased from escrow at a price of $1.50 per share on or before the first seven years after the Effective Date, if the Company's assets increase by 200%, the market share price of the Company's common stock achieves a minimum of $3.00, and the Company financial statements reflect a minimum of $9,000,000 profit before taxes, depletion, amortization and stock based compensation charges; and

(e) a total of 8,500,000 escrowed performance shares can be purchased from escrow at a price of $2.00 per share on or before the first seven years after the Effective Date, if the Company's assets increase by 400%, the market share price of the Company's common stock achieves a minimum of
     $4.00, and the Company financial statements reflect a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges.

During the three months ending March 31, 2006, the Company completed four offerings of units. The first offering was for 283,333 units at $0.30 per unit for proceeds of $85,000, each unit consisting of one common share and 1/2 share purchase warrant; each full warrant is exercisable into one common share of the Company at an exercise price of $0.60 for a period of one year. The second offering was for 1,900,000 units at $0.25 per unit for proceeds of $475,000, each unit consisting of one common share only. The third offering was for 200,000 units at $0.25 per unit for proceeds of $50,000, each unit consisting of one common share and 1/2 share purchase warrant, each full warrant is exercisable into one common share of the Company at an exercise price of $0.50 for a period of one year. The fourth offering was for 416,080 units at $0.50 per unit for proceeds of $208,040, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $1.00 for one year.

During the three months ending March 31, 2006 the Company issued 34,803,307 common shares as follows: 30,000,000 escrow common shares at par value of $.001 under the PSIP 2006; 2,799,413 common shares for subscriptions received in 2005 for proceeds of $818,040; 700,000 common shares for the exercise of stock options for proceeds of $210,000; 447,533 common shares for the exercise of warrants for proceeds of $201,390; 213,861 common shares for the settlement of debt of $117,624; 567,500 common shares to certain officers and directors for bonuses totalling $311,750; and 75,000 common shares valued at $59,250 under a termination agreement.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


NOTE 8 - CAPITAL STOCK (CONTINUED)

WARRANTS
A summary of the Company's warrants at March 31, 2006 and the changes for 2006 and 2005 are as follows:


                                                                          Weighted            Weighted
                                                                          Average             Average
                                                      Warrants            Exercise           Remaining
                                                    Outstanding            Price               Life
                                                    ___________           ________           __________

     Balance, December 31, 2004                       3,642,000            $0.50
              Issued                                    165,000             0.25
              Exercised / Cancelled / Expired                 -                -
                                                    ___________           ________

     Balance, December 31, 2005                       3,807,000             0.50             0.27 years
                                                                                             ==========
              Issued                                  1,457,747             0.65
              Exercised / Cancelled / Expired        (3,732,000)               -
                                                    ___________           ________

     Balance March 31, 2006                           1,532,747            $0.63             0.84 years
                                                    ===========           ========           ==========


Of the above warrants, 75,000 two year warrants are exercisable at $0.25 per share until June 1, 2006 or at $0.30 per share until June 1, 2007, and 1,457,747 warrants are exercisable at prices ranging from $0.50 - $1.00 until February 9, 2007.

OBLIGATION TO ISSUE SHARES

The Company received $240,000 for the exercise of 533,333 warrants at $0.45 per share. As of March 31, 2006 these shares have not been issued.

NOTE 9 - STOCK OPTION PLAN

The Board of Directors of the Company has ratified, approved and confirmed the adoption of a series of amendments to its incentive stock option plan ("2003 Stock Option Plan"), to provide for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 10,000,000 shares.

On July 22, 2004, the Board of Directors of the Company ratified, approved and confirmed the adoption of a 2004 Stock Option Plan providing for the granting of up to 6,000,000 shares of common stock. The Company filed an S-8 Registration Statement for 5,000,000 shares under the 2004 Plan during July 2004 and has granted 3,985,000 options to officers, directors and consultants. On May 10, 2006, the Board of Directors of the Company approved an amendment to the 2004
Stock Option Plan so that up to 11,000,000 shares of common stock may be granted.

On November 1, 2003, the Company granted a total of 3,200,000 stock options at exercise prices of $0.20 to $0.25 per common share. Of these options, 1,500,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 500,000 vested immediately, and 1,200,000 were subject to vesting on a straight-line basis over 60 months, of which 500,000 had vested at December 31, 2005and the remainder expired.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


NOTE 9 - STOCK OPTION PLAN (CONTINUED)

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, up to December 31, 2005 pro-forma disclosures were provided in Note 2 reflecting the results of applying the fair value method to these options. The application of the fair value method as described below resulted in pro-forma stock based compensation totaling $382,600 of which $130,510 was recorded to December 31, 2003, $32,680 was recorded to December 31, 2004, and $56,020 was recorded to December 31, 2005. These stock options expired and no further pro-forma stock based compensation disclosure is required.

The Company estimated the fair value of the November 1, 2003 stock options by applying the fair value method using the Black-Scholes option pricing model using expected lives ranging from three to ten years, a risk-free interest rate of 3% and an expected volatility of 174%.

During the year ended December 31, 2005 the Company granted a total of 300,000 stock options to a director and an officer of the Company at exercise prices ranging from $0.50 to $0.75 per common share and 560,000 stock options to a consultant at exercise prices ranging from $0.25 to $0.50 per common share under the 2004 Stock Option Plan (3,985,000 total shares). These stock options vested immediately. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of three to ten years, a risk-free interest rate of 3% and an expected volatility of 126% resulting in a stock based compensation expense of $259,900.

During the three month period ended March 31, 2006 the Company granted a total of 700,000 stock options to a consultant of the Company at an exercise prices of $0.30 per common share under the 2004 Stock Option Plan. These stock options vested immediately. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of one year, a risk-free interest rate of 4% and an expected volatility of 82% resulting in a stock based compensation expense of $203,400.

On March 6, 2006 the Company adopted the PSIP 2006 with an effective date of March 1, 2006. Refer to Note 7 for the terms of the plan.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


NOTE 9 - STOCK OPTION PLAN (CONTINUED)



A summary of the options outstanding is as follows:

                                                                                                       Weighted     Weighted Average
                                         Number of                     Exercise                      Average           Remaining
                                          Options     Date of Issue     Price      Expiry Date    Exercise Price    Contractual Life

Balance, December 31, 2004               8,276,400                                                    $ 0.45           4.62 years
                                         =========                                                    ======           ==========

Granted during the year                    100,000      02-May-05        0.50       02-May-08
                                           100,000      02-May-05        0.75       02-May-08
                                           100,000      01-Jul-05        0.50       01-Jul-08
                                           150,000      01-Jul-05        0.25       01-Jul-15
                                           350,000      01-Jul-05        0.50       01-Jul-15
                                            60,000      01-Jul-05        0.50       01-Jul-08
Exercised during the year               (1,250,000)                      0.30       22-Jul-07
                                           (90,000)                      0.75       10-Sep-06
                                           (37,500)                      0.50       04-Mar-07
                                          (119,840)                      0.50       04-Mar-07
                                          (200,000)                      0.50       22-Jul-07
                                           (20,000)                      0.25       10-Sep-06
                                           (18,000)                      0.50       12-Feb-06
                                           (41,116)                      0.25       10-Sep-06
                                           (50,000)                      0.50       10-Sep-06
                                           (14,667)                      0.75       10-Sep-06
                                           (30,000)                      0.25       04-May-14
                                          (150,000)                      0.25       01-Jul-15
                                          (125,000)                      0.50       01-Jul-15
                                          (100,000)                      0.50       01-Jul-08
                                           (60,000)                      0.50       01-Jul-08
Cancelled during the year                 (100,000)                      0.30       22-Jul-14
                                          (100,000)                      0.75       22-Jul-14
                                          (100,000)                      1.00       22-Jul-14
                                        (1,000,000)                      0.50       04-Mar-07
                                          (250,000)                      0.75       22-Jul-14
                                          (125,000)                      1.00       22-Jul-14
                                           (25,000)                      0.25       04-Mar-07
Options granted, December 31, 2005       5,130,277                                                    $ 0.44           4.47 years
                                         _________                                                    ======           ==========

Granted during the period                  700,000      01-Jan-06        0.30       01-Jan-07

Exercised during the period               (700,000)                      0.30       07-Mar-06

Expired during the period                 (388,000)                      0.50       12-Feb-06
                                          (600,000)                      0.25       01-Nov-08
                                          (560,000)                      0.25       01-Nov-13
                                         _________

Options granted, March 31, 2006          3,582,277                                                    $ 0.49           4.44 years
                                         _________                                                    ======           ==========


PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


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


NOTE 11 - SUBSEQUENT EVENTS

Subsequent to March 31, 2006, the Company issued 1,170,298 shares for the exercise of stock options for $405,224, of which $250,000 was received as cash and $155,224 was utilized to off-set debts owing to a former director and a relative of a director.

This Quarterly Report contains "forward-looking statements", as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     (i) statements concerning the benefits that we expect will results from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     (ii) statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

PETROGEN CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
________________________________________________________________________________


NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995 applies to this Quarterly Report.

Moreover, the Securities and Exchange Commission (the "SEC") permits oil and gas companies, in their filings with the SEC, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. As of the date of this Quarterly Report, we have not reported nor filed any reserve estimates with any Federal agencies. In this Quarterly Report, the term "total potential reserves" is used, which is intended to include an aggregate of proved reserves, probable reserves and possible reserves. SEC guidelines strictly prohibit publicly traded companies from including probable and possible reserves in their filings with the SEC. Where possible, absent omissions, when the phrase "potential reserves" is referenced, it is followed by an asterisk (*) to remind the investor of this cautionary note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CURRENT BUSINESS OPERATIONS

Petrogen Corp. is a corporation organized under the laws of the State of Nevada. We currently trade on the OTC Bulletin Board under the symbol "PTGC" and on the Frankfurt Stock Exchange in Germany under the symbol "PTD". Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we", "our" or the "Company" refer to Petrogen Corp.

As of the date of this Quarterly Report, we are an independent oil and natural gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, development and exploration of oil and natural gas properties throughout the State of Texas and the Texas Gulf Coast region with operations based in Houston, Texas. We are, together with our wholly owned subsidiary, Petrogen, Inc. ("Petrogen"), a junior domestic upstream natural gas development company focused on acquiring, developing and producing natural gas reserves in well known high impact and mature hydrocarbon rich areas. Our core business strategy is to acquire interests in fields that have potential natural gas reserves and development and expansion opportunities as well as to acquire properties that have previously produced natural gas from formerly and currently producing proved developed reserves.

Our principal geographic area of focus lies within the onshore and offshore Texas Gulf Coast region, with core assets presently located in the Emily Hawes Field and the Tiller Ranch Field in the Texas Gulf Coast. Non-core assets include  Enos  Creek  Field in  central  Wyoming  and  Baxterville  Field in the southern Gulf Coast of Mississippi. We have acquired the rights and are currently developing our interests in our two core properties spanning over approximately 2,554 net acres with what management believes to be hydrocarbon development opportunities that represent potential oil and natural gas reserves in several potential hydrocarbon bearing geologic horizons that could be exploited with targeted development efforts. Management anticipates that our ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development and expansion our Texas properties, through the drilling of new wells into what management anticipates will thereafter be proven producing hydrocarbon reserves. Currently, we are assessing divestiture opportunities related to our Mississippi and Wyoming properties. Additionally, we have previously held options and rights of first refusal to develop some 15,000 gross acres of prospects in the Texas Permian Basin region, namely the Adams Ranch Field and the Harrell Ranch Field (the Permian Basin Fields). After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing potential hydrocarbon development, as well as taking into consideration Management's focused agenda to develop the Company's Texas Gulf Coast properties exclusively going forward, Management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. Management has no further plans at this time to attempt to re-engage in opportunities to develop potential prospects in the Texas Permian Basin region. We plan to continue building and increasing a strategic base of proven hydrocarbon reserves and production opportunities within the Texas Gulf Coast region that represent outstanding growth opportunities for us and our shareholders over the immediate, near and long term.

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

         EMILY HAWES FIELD PROJECT

PRODUCTIVE WELLS AND ACREAGE. We hold a 64.125% working interest of a 77.5% net revenue interest, which results in 49.697% net revenues of all proceeds from hydrocarbon sales in approximately 1,571 gross (1,156.65 net) undeveloped acreage of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). Previously we held a 95% working interest and a 77.5% net revenue interest in the Emily Hawes Field. We entered into farm-in agreements with Nortex Corporation ("Nortex") and Darcy Energy LLC, formerly known as Bazmo Exploration LLC ("Darcy"), respectively, pursuant to which we assigned a portion of our interests and retained a 35.0% working interest and a 77.5% net revenue interest (resulting in 26.25% net of all proceeds from hydrocarbon sales). Then, on September 20, 2004, we entered into an agreement with Leila Clark Wynn Mineral Trust, which resulted in our retaining a 37.5% working interest and a 77.5% net revenue interest (resulting in 29.06% net of all proceeds from hydrocarbon sales) for payment of $3,536. On approximately April 13, 2005, we acquired an additional 37.5% working interest in the Emily Hawes Field from Nortex for a one-time aggregate payment of $300,000, thus doubling our working interest to 75% net revenue interest of 77.5%, which results in 58.125% net revenues of all proceeds from hydrocarbon sales. We then sold Darcy a 9.375% working interest, pursuant to the terms and provisions of the Area of Mutual Interest agreement entered into between Darcy and Petrogen in 2004 related to their joint operations on Emily Hawes Field, for a one time aggregate payment of $111,005.

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

After the sales to the WIU Holder and Darcy, we now hold a 64.125% working interest of a 77.5% net revenue interest, which results in 49.697% net revenues of all proceeds from hydrocarbon sales) in the Emily Hawes Field.

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

PRESENT ACTIVITIES - EMILY HAWES #3-A. On May 7, 2005, crews were mobilized to the Emily Hawes Field Project and immediately began an extended production test. We completed the extended test of the Emily Hawes #3-A well as part of the well's completion and pipeline connection program. The extended test resulted in a stabilized natural gas production rate of 750 mcfgd through a 12/64" choke. During the months of May and June 2005, we completed the well by utilizing a gravel pack and connecting the well to our gas gathering pipeline on Matagorda Island.

On July 22, 2005, we commenced sales of natural gas from the Emily Hawes #3-A. During third quarter 2005, natural gas production from the Emily Hawes #3-A fluctuated from 250,000 cubic feet of gas per day (250 mcfgd) to 1,500 mcfgd through a 12/64" choke, during which time we received daily sales prices for our natural gas production ranging from $10.00 per mcfg up to as high as $15.05 per mcfg, while recovering completion fluids and encountering high pipeline pressures. We believe that completion of the Emily Hawes #3-A well bore and pipeline hook-up marked the inflection point of our business model from an investment-stage company to an operational-stage company, and has provided the platform to `prove up' a portion of the Emily Hawes Field's estimated recoverable 12.3 bcf of gross potential formerly producing reserves.

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

Subsequently, on October 7, 2005, crews were mobilized to Emily Hawes Field Project to install the two-stage compression system to help increase and optimize daily natural gas flow rates from Emily Hawes #3-A and as part of our ongoing developments on our natural gas gathering and transportation management facilities on Matagorda Island. Due to high line pressures of the Northern Natural Gas/Matagorda Offshore Pipeline System sales pipeline (the "NNG/MOPS"), optimum daily natural gas production rates from the Emily Hawes #3-A have been suppressed. The addition of the first stage of compression has been implemented to mitigate any further suppression from the NNC/MOPS line pressures to ensure optimum daily natural gas flow rates can be sustained from the Emily Hawes #3-A. As of the date of this Quarterly Report, natural gas production rates from the Emily Hawes #3-A utilizing initial compression speeds are averaging between 380 mcfgd to 500 mcfgd. We believe based upon indications from operations personnel that as the Emily Hawes #3-A well continues to clean up, compression speeds will be increased within the first stage of compression to further improve gas sales.

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

As of the date of this Quarterly Report, we anticipate a further extensive testing and completion program to be conducted on the Tiller Ranch Lease. We further anticipate the drilling of five additional locations on the Tiller Ranch Lease capable of testing the multiple Frio and Vicksburg age reservoir sands located within the Tiller Ranch Lease, and anticipate that potentially up to 18 BCFG reserves are recoverable based upon extensive subsurface control provided by approximately 25 wells located on or adjacent to the Tiller Ranch Lease.

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

Natural gas production and sales commenced early January 2006 from the TR#1, and preliminary daily natural gas flow from the TR#1 is currently being produced at rates averaging 650+ MCFD and approximately 5 BCD utilizing an initial small 5/64" choke size. As of the date of this Quarterly Report, we are conducting comprehensive analyses towards optimizing future production rates thereby maximizing total project value to our shareholders. We believe that at full maturity, TR#1 may generate between $2,500,000 and $3,000,000 annually in free cash flow to us.

TR#2

After achieving success on the Tiller Ranch with TR#1, preparations were immediately made to implement additional development through a drilling program that management believes could possibly result in as many as 6 natural gas wells. Therefore, on approximately February 4, 2006, we commenced the spudding and drilling operations of Tiller Ranch natural gas well #2 ("TR#2"). A Patterson-UTI rig #127 was moved onto the location of TR#2 and rigged up to spud TR#2, which marked our second phase of operations on the Tiller Ranch. We conducted our open-hole logging and casing programs for formation evaluation and analysis. After receipt of results of our programs, our technicians and operations team identified multiple zones of interest. Pressure data and sidewall core analyses combined with detailed log evaluation by several third party petrophysical firms indicated that the TR#2 encountered the same target horizons as those at TR#1. Further preliminary indications indicated that reservoir pressures in the Lower Stillwell Sand at the TR#2 are greater than those at the TR#1, the producing horizon from which the TR#1 is generating daily natural gas and condensate revenues. The TR#2 is anticipated to produce economically salable rates of condensate as the Company's operations team further details the relationship of the natural gas and condensate within the stacked, multi-hydrocarbon potential zones on Tiller Ranch Field. Currently, the TR#2 well is in a shut-in status and not producing either natural gas or condensate until the Company's operations team has fully completed its assessment of the wellbore and makes its recommendations to the Board of Directors of the Company on how to proceed with secondary completion operations on the TR#2.

As of the date of this Quarterly Report, we believe that having established production and sales from the Tiller Ranch assures our business strategy for the area is on track for fiscal year 2006 and beyond. We believe that Tiller Ranch is quickly becoming a key growth driver for our immediate business development objectives and we anticipate that as many as five additional infill and step out well locations of similar quality can be drilled and completed as natural gas producers at Tiller Ranch in the future. If successful, we believe that these additional new wells may significantly impact our current performance metrics. As part of the measures being undertaken by us to optimize overall long term natural gas production from the Tiller Ranch, attention is being taken to implement best practices production optimization methodologies on the project. We believe this will ensure that a careful balance of natural has flow rates are incorporated into the production profile of the TR#1 initially, as well as all subsequent infill and step out well locations, including TR#2, to ensure that the maximization of natural gas and condensate reserves from the Tiller Ranch can potentially be attained.

MATAGORDA ISLAND PIPELINE

On March 31, 2005, we entered into a purchase agreement (the "Purchase Agreement") with Timothy Roche ("Roche"), pursuant to which we purchased the natural gas  transmission  pipeline located on Matagorda  Island.  In accordance with the Purchase Agreement: (i) we issued to Roche 175,000 shares of our restricted common stock at $0.50 per share for an aggregate value of $87,500;
(ii) we further agreed to pay additional consideration to Roche a royalty of $0.16 per mcfg transmitted through the pipeline up to $50,000 and, thereafter, $0.12 per mcfg transmitted through the pipeline, both amounts which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 bcf. As a result of consummation of the Purchase Agreement, we control the only gas gathering right-of-way on Matagorda Island, as this is the only existing pipeline on Matagorda Island. This ownership results in our ability to transport our own natural gas from the Emily Hawes Field as well as to transport natural gas from other operators on Matagorda Island. We believe that the Matagorda Island natural gas pipeline has the capacity to transport up to 20,000,000 gross cubic feet of natural gas per day. Previously, we conducted integrity tests on the Matagorda Island pipeline and repaired minor damages to the pipeline to ensure that transmission capacity would be in place prior to anticipated natural gas production from Emily Hawes Field. As of the date of this Quarterly Report, the pipeline is operating efficiently in the transportation of natural gas produced from our Emily Hawes Field property.

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

As of the date of this Quarterly Report, the Moody #6 and the SJ Hooper #1 well bore are in a shut-in status as they are not producing any economic quantities of hydrocarbons. Management has elected to allow the oil and gas leases associated to the Baxterville Field to lapse as we have determined that further development in Baxterville Field is not economically viable for us and does not fit within our mandate of developing Texas Gulf Coast hydrocarbon opportunities. However, we remain owner and in control of all the associated wellbores located within the legal limits of Baxterville Field and have made plans in cooperation with the oil and gas authority of the State of Mississippi to plug and abandon all our wells within the next twenty four months.

ENOS CREEK FIELD/BROWN GOVERNMENT LEASE

PRODUCTIVE WELLS AND ACREAGE. We hold a 100% working interest and a 77.5% net revenue interest on approximately 440 gross (330 net) undeveloped acres in the Enos Creek field in Hot Springs County, Wyoming (known as the "Brown Government Lease"). Pursuant to the terms and provisions of the Brown Government Lease: (i) we will pay to Coronado Oil Company 50% of its production income net of royalties to a maximum of $75,000; and (ii) Coronado Oil Company has the right to back-in to a 50% working interest at the time when we complete our development operations and recoup all of our expenses related to those developments, and upon Coronado Oil Company exercising that back-in right, they will forfeit their existing 5% overriding royalty interest which will effectively thereafter increase our net revenue interest from 77.5% to 82.5%. The oil and gas leases relating to the Brown Government Lease will continue in existence subject to our performing the required operations to attempt to bring the property back into the status of production as set forth under the guidelines of the Wyoming Bureau of Land Management.

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

RESULTS OF OPERATION

THREE-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2005

Our net losses during the three-month period ended March 31, 2006 were approximately ($892,394) compared to ($476,876) during the three-month period ended March 31, 2005 (an increase of $415,518). During the three-month period ended March 31, 2006, we recorded revenue in the aggregate amount of $226,768 from gas sales compared to revenue in the aggregate amount of $-0- recorded during the three-month period ended March 31, 2005. The increase in revenue was primarily a result of the sale of natural gas produced from the wells brought into production. We incurred operating expenses of $60,591 (2005: $-0-) consisting of $53,964 in lease operating expenses and $6,627 in depletion expenses.

During the three-month period ended March 31, 2006, we incurred other expenses of approximately $1,058,782 compared to other expenses of $477,517 incurred during the three-month period ended March 31, 2005 (an increase of $581,265 or 121.7%). The other expenses incurred during the three-month period ended March 31, 2006 consisted of: (i) $399,892 (2005: $215,694) in general and administrative expenses; (ii) $83,250 (2005: $151,750) in management and consulting fee - related party ; (iii) $494,900 (2005: $-0-) in management and consulting fees - stock based compensation; (iv) $67,402 in professional fees (2005: $108,145) in professional fees; (v) $9,637 (2005: $-0-) in interest expense; and (vi) $3,701 (2005: $1,928) in depreciation.

General and administrative expenses increased during the three-month period ended March 31, 2006 compared to the same period in 2005 due to an overall increase in our level of operations resulting from the increased number of operational wells and a $77,000 advertising campaign for investor relations. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs. The management and consulting fees - stock based compensation relating to the fair valuation of stock bonus received and stock options granted increased during the three-month period ended March 31, 2006 compared to the same period in 2005 due to an increase in the number of stock options granted to our officers and directors. Professional fees decreased during the three-month period ended March 31, 2006 compared to the same period in 2005 due to the reduction of litigation and acquisitions.

The increase in other expenses during the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005 was primarily due to the increase in management fees - stock based compensation relating to the fair valuation of stock bonus received and stock options granted and the increase in general and administrative expenses.

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. During the three-month period ended March 31, 2006, approximately $51,750 was incurred by us to Mr. Spindler for management and consulting services rendered. No bonus management fees were incurred during this period. At March 31, 2006, we owed Mr. Spindler an aggregate of $28,482 relating to management fees.

Mr. Kerrigan, our previous Co-President and director, tendered his resignation as Co-President effective as of October 7, 2005. Therefore, during the three-month period ended March 31, 2006, we incurred severance in the amount of $121,500. At March 31, 2006, we owed Mr. Kerrigan an aggregate of $142,724 relating to management fees.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. During the three-month period ended March 31, 2006, $18,000 in management fees were incurred by us to Mr. Russell for management services rendered. At March 31, 2006, we owed Mr. Russell an aggregate of $19,000 for accrued management fees.

Mr. Sen, our President, derives remuneration from us as compensation for management services rendered. During the three-month period ended March 31, 2006, approximately $30,000 was incurred by us to Mr. Sen for management fees. During this period, an additional management bonus was incurred resulting in the issuance to Mr. Sen of 480,000 shares with a fair value of $264,000. In addition, we issued 80,000 shares of our common stock in settlement of $44,000 due and owing to Mr. Sen. At March 31, 2006, we owed Mr. Sen an aggregate of $11,000 for accrued management fees.

Mr. Fiddler, our chief Financial Officer, derives remuneration from us as compensation for management services rendered. During the three-month period ended March 31, 2006, approximately $14,500 was incurred by us to Mr. Fiddler for management fees. During this period, an additional management bonus was incurred resulting in the issuance to Mr. Fiddler of 50,000 shares with a fair value of $27,500.

Our net loss during the three-month period ended March 31, 2006 was ($892,394) or ($0.02) per share compared to a net loss of ($476,876) or ($0.01) per share for the three-month period ended March 31, 2005. The weighted average number of shares outstanding was 36,002,676 March 31, 2006 compared to 27,221,581 at March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

AS AT MARCH 31, 2006

As at the three-month period ended March 31, 2006, our current assets were $857,271 and our current liabilities were $1,493,384, resulting in working capital deficit of $636,113. As at the three-month period ended March 31, 2006, current assets were comprised of: (i) $183,807 in cash; (ii) $45,000 in restricted cash; (iii) $298,516 in accounts receivable; (iv) $3,825 in notes receivables; and (v) $326,123 in prepaids and deposits.

As at the three-month period ended March 31, 2006, our total assets were $3,838,444 comprised of: (i) $857,271 in current assets; (ii) $2,928,594 in unproved oil and gas properties (net of depreciation); and (iii) $52,579 in furniture and equipment (net of depreciation). The slight decrease in total assets during the three-month period ended March 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the decrease in cash.

As at the three-month period ended March 31, 2006, current liabilities were comprised of: (i) $888,585 in accounts payable and accrued liabilities; (ii) $72,687 in note payable; (iii) $280,222 in private placement subscription proceeds received; and (iv) $251,890 due to related parties.

As at the three-month period ended March 31, 2006, our total liabilities were $1,493,384, all consisting of current liabilities. The decrease in total liabilities during the three-month period ended March 31, 2006 compared to fiscal year ended December 31, 2005 was due primarily to a decrease in private placement subscription proceeds received as a liability.

Stockholders' equity increased from $1,105,250 for December 31, 2005 to $2,345,060 for the three-month period ended March 31, 2006.

For the three-month period ended March 31, 2006, net cash used in operating activities was ($938,800) compared to net cash used in operating activities of ($224,026) for the three-month period ended March 31, 2005. Net cash used in operating activities during the three-month period ended March 31, 2006 was comprised of a net loss of ($892,394) (2005: ($476,876) and adjusted primarily by: (i) accounts payable of ($204,674) (2005: $34,742); (ii) prepaids and deposits of ($269,962) (2005: $5,198); (iii)stock based compensation of $203,400 (2005: NIL); (iv) expenses paid by the issuance of shares $311,750 (2005:
$61,100); and (v) accounts receivable of ($56,776) (2005: ($150,523).

Our cash flow used in investing activities for the three-month period ended March 31, 2006 was ($291,082) compared to net cash used in investing activities of ($34,750) for the three-month period ended March 31, 2005. The net cash from investing activities during the three-month period ended March 31, 2006 was primarily from oil and gas properties in the amount of ($284,281) (2005:
($33,987). The change in net cash from investing activities during the three-month period ended March 31, 2006 was primarily the result of an increase in the investment and acquisition of oil and gas properties.

Cash flows from financing activities for the three-month period ended March 31, 2006 was $595,969 compared to cash flow from financing activities of $63,196 for the three-month period ended March 31, 2005. The net cash flow from financing activities during the three-month period ended March 31, 2006 was primarily comprised of: (i) $488,418 (2005: $-0-) in proceeds on sale of common stock including subscriptions received; (ii) $81,804 (2005: $-0-) in warrants; and
(iii) $25,747 (2005: $63,196) in advances from related parties. The increase in net cash from financing activities during the three-month period ended March 31, 2006 was primarily the result of an increase in the amount of proceeds received from sale of common stock during the three-month period ended March 31, 2006.

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

Our management positioned us to develop our interests specifically within the Texas Gulf Coast region as our primary area of operational focus going forward through development of the Emily Hawes Project and the Tiller Ranch Project. We believe that implementation of a well defined operations strategy over the past twelve months has led to proving up natural gas and condensate reserves on both of these key properties through the development of successful new well completions, resulting in increases in reserves, hydrocarbon sales and revenues as well as the further definition of the geologic aspects of the fields that could lead to continued growth in natural gas and condensate production and revenues.

As of the date of this Quarterly Report, both the EH#3A well and the TR#1 well have been completed as successful natural gas producers and are currently providing us with revenues that could average annualized gross revenue of approximately $2,500,000 for fiscal year 2006. Additionally, Tiller Ranch Project has shown potential not only as a natural gas production field, but as a high quality condensate production field. The TR#1 well produces 60 degree API condensate along with its natural gas production and the recently completed TR#2 well is anticipated to produce rates of condensate greater than those of the TR#1 as our operations team further details the relationship of the natural gas and condensate within the stacked, multi-hydrocarbon potential zones. Our management is confident that as many as five more new well drills could be completed as natural gas and/or condensate producers in the Tiller Ranch Project.

We believe that our Texas Gulf Coast operations program saw completion of the first stages of new development efforts at our Emily Hawes Project during fiscal year 2005 that resulted in re-establishing natural gas production from the Basal Miocene sands. We believe that we mitigated and managed complex development challenges related to marine supported operational logistics, establishing us as one of few junior natural gas producers in the Texas Gulf Coast that has developed operations in this region.

We are confident that at least three additional step-out wells can be completed at the Emily Hawes Project. We believe that a successful program could result in proving up proven natural gas reserves in the Basal Miocene alone. Additional reserve potential exists in the deeper Frio Formation, which we will attempt to exploit over the course of the next two years in a move to attempt expansion of natural gas production, revenues and reserve potential of the Emily Hawes Project.

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

As part of our strategy to expand our listings, our management and our opportunities globally, we have established a ten-year Performance Stock
Incentive Program. The Performance Stock Incentive Program permits up to 30,000,000 shares of our common stock to be earned in stages over ten years where earning occurs on multiplying our assets and production and stockholder value, which would result in the recipients paying in approximately $42,000,000 in capital contribution to move our development forward. The purpose of the Performance Stock Incentive Program is to encourage management to achieve maximal growth and value while putting increased stockholder value ahead of any substantial management benefit. See "Part II. Item 2. Sales of Unregistered Securities."

We may finance expenditures with future issuances of our common stock. We believe that any private placements of equity capital and debt financing, or the sale of working interests in our properties, if successful, may be adequate to fund our operations over the next year. We may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new oil and gas acquisitions or opportunities, which could significantly and materially restrict our business operations.

As of the date of this Quarterly Report, we believe that an estimated $2,000,000 to $5,000,000 is required over the next two years for payment of expenses associated with our ongoing oil and gas exploration, development and production operations. We believe that we can satisfy our cash requirements for approximately the next twelve months based on proceeds received from private placement offerings and the ability to successfully generate revenues from oil and gas production and to obtain advances or equity private placements from certain investors and other parties, as necessary.

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

AMOUNTS DUE TO/FROM RELATED PARTIES

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. At March 31, 2006, we owed Mr. Spindler an aggregate of $28,482 in unpaid and accrued consulting fees.

Mr. Kerrigan, our previous Co-President and a previous director, derives remuneration from us as compensation for management and consulting services rendered. At March 31, 2006, we owed Mr. Kerrigan an aggregate of $142,724 in unpaid consulting fees.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management and consulting services rendered. At March 31, 2006, we owed Mr. Russell an aggregate of $19,000 in unpaid and accrued consulting fees.

Mr. Sen, our President, derives remuneration from us as compensation for management and consulting services rendered. At March 31, 2006, we owed Mr. Sen an aggregate of $11,000 in unpaid and accrued consulting fees.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Mr. Sacha Spindler, our Chief Executive Officer, and Mr. Brian Fiddler, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at March 31, 2006. Based on that evaluation, Messrs. Spindler and Fiddler concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six-month period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceeding contemplated by any governmental authority or any other party involving us or our properties. Other than as discussed below, as of the date of this Quarterly Report, no director, officer or affiliate is: (i) a party adverse to us in any legal proceeding; of (ii) has an adverse interest to us in any legal proceedings. We are not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

ITEM 2. SALES OF UNREGISTERED SECURITIES

As of the date of this Quarterly Report and during the three-month period ended March 31, 2006, to provide capital, we issued shares of our Common Stock pursuant to private placement offerings, settlement of debt or pursuant to contractual agreements as set forth below.

During the three months ending March 31, 2006, the Company completed four offerings of units. The first offering was for 283,333 units at $0.30 per unit for proceeds of $85,000, each unit consisting of one common share and 1/2 share purchase warrant; each full warrant is exercisable into one common share of the Company at an exercise price of $0.60 for a period of one year. The second offering was for 1,900,000 units at $0.25 per unit for proceeds of $475,000, each unit consisting of one common share only. The third offering was for 200,000 units at $0.25 per unit for proceeds of $50,000, each unit consisting of one common share and 1/2 share purchase warrant, each full warrant is exercisable into one common share of the Company at an exercise price of $0.50 for a period of one year. The fourth offering was for 416,080 units at $0.50 per unit for proceeds of $208,040, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $1.00 for one year. The total proceeds for the four offerings amounted to $818,040.

During the three months ending March 31, 2006 the Company issued 700,000 common shares for the exercise of stock options for proceeds of $210,000; 447,533 common shares for the exercise of warrants for proceeds of $201,390; 213,861 common shares for the settlement of debt of $117,624; 567,500 common shares to certain officers and directors for bonuses totalling $311,750; and 75,000 common shares valued at $59,250 under a termination agreement

PERFORMANCE STOCK INCENTIVE PLAN

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

AMENDMENT TO STOCK OPTION PLAN

On May 10, 2006, our board of directors, pursuant to written unanimous consent, approved an amendment to the 2004 stock option and incentive plan of the Company (the "Stock Option Plan").

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

The Stock Option Plan is to be administered by our Board of Directors, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our Common Stock of the Company, not to presently exceed 11,000,000 shares of Common Stock as at the date of adoption by our Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan, our Board of Directors shall fix and determine the exercise price at which shares of our Common Stock may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to us.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

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


                                            PETROGEN CORP.



Dated: May 19, 2006                         By:  /s/  SACHA S. SPINDLER
                                                 _______________________________
                                                      Sacha H. Spindler
                                                      Chief Executive Officer


Dated: May 19, 2006                         By: /s/  BRIAN FIDDLER
                                                ________________________________
                                                     Brian Fiddler
                                                     Chief Financial Officer