Form 10QSB
period 2006-06-30
PETROGEN CORP
filed 2006-08-18
CIK 1057226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 0-25579

PETROGEN CORP. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0571853 (I.R.S. Employer Identification No.)

322-2000 South Dairy Ashford Houston, Texas 77077 (Address of principal executive offices)

(281) 497-3700
(Issuer's telephone number)

Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

68,249,605 shares of common stock were issued and outstanding as of August 12, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PETROGEN CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

CONSOLIDATED BALANCE SHEETS	4

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS	5

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS	7

PETROGEN CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$ 55,804	$ 817,720
Restricted cash	45,000	45,000
Accounts receivable	113,619	241,740
Notes receivable (Note 3)	-	14,114
Prepaids and deposits	8,380	56,161

	222,803	1,174,735

OTHER INVESTMENTS (Note 4)	180,000	-

FURNITURE AND EQUIPMENT, net of depreciation of $31,761 (2005 - $23,357)	62,197	49,479

OIL AND GAS PROPERTIES, UNPROVED, net of depletion of $17,885 (2005 – $11,258) (Note 4)	3,201,824	2,650,940

	$ 3,666,824	$ 3,875,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 722,878	$ 1,172,583
Note payable (Note 5)	45,842	74,310
Advances payable	-	43,438
Private placement subscription proceeds (Note 6)	280,222	1,209,430
Loan payable (Note 7)	390,000	-
Due to related parties (Note 8)	94,648	270,143

	1,533,590	2,769,904
CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY (Note 9)
Common stock, $0.001 par value, 100,000,000 shares authorized
68,249,605 (2005 – 32,873,500) shares issued and outstanding	68,250	32,874
Additional paid-in capital	12,413,765	10,167,668
Obligation to issue shares	240,000	59,250
Common stock purchase warrants	70,404	205,200
Deficit accumulated during the exploration stage	(10,659,185)	(9,359,742)

	2,133,234	1,105,250

	$ 3,666,824	$ 3,875,154

The accompanying notes are an integral part of these interim consolidated financial statements

PETROGEN CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	November 15, 2001 (inception) to June 30, 2006

REVENUES
Gas sales	$ 72,384	$ -	$ 299,152	$ -	$ 498,165

OPERATING EXPENSES
Depletion	4,987		11,614		22,872
Lease operating expenses and taxes	49,583		103,547		148,997

	54,570	-	115,161	-	171,869

OPERATING PROFIT	17,814	-	183,991	-	326,296

EXPENSES
Depreciation	4,703	7,710	8,404	9,638	31,761
Financing fees	-	-	-	-	245,600
General and administrative	246,919	243,462	646,811	461,737	3,086,977
Impairment of oil and gas properties	-	-	-	-	109,804
Interest expense	3,630	-	13,267	-	179,982
Loss on settlement of debt	-	-	-	-	239,448
Management and consulting fees – related party (Note 6)	98,250	164,500	181,500	316,250	1,886,395
Management and consulting fees – stock based compensation (Note 8)	-	48,700	494,900	48,700	3,523,895
Professional fees	71,395	57,554	138,797	165,699	1,268,275
Non-recurring costs of share exchange	-	-	-	-	417,800

	424,897	521,926	1,483,679	1,002,024	10,989,937

LOSS FROM OPERATIONS	(407,083)	(521,926)	(1,299,688)	(1,002,024)	(10,663,641)

OTHER INCOME (EXPENSES)
Interest income	34	648	245	1,289	4,456

	34	648	245	1,289	(4,456)

NET LOSS	$ (407,049)	$ (521,278)	$ (1,299,443)	$ (1,000,735)	$ (10,659,185)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ (0.02)	$ (0.04)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	38,050,622	29,655,587	37,032,303	28,445,306

The accompanying notes are an integral part of these interim consolidated financial statements

PETROGEN CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	November 15, 2001 (Inception) to June 30, 2006
			(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,299,443)	$ (1,000,735)	$ (10,659,185)
Adjustments to reconcile net loss to net cash used in operating activities:
- depletion	11,614	-	22,872
- depreciation	8,404	9,638	31,761
- accounts receivable	(41,879)	195,174	(43,619)
- accrued interest receivable	(245)	(1,289)	(263)
- prepaids and deposits	47,781	3,883	(8,380)
- accrued interest expense	6,332	-	88,049
- accounts payable	(365,581)	(8,555)	1,064,200
- advances payable	(43,438)	-	-
- loss on settlement of debt	-	-	239,448
- accrued management fees	-	-	84,500
- non-recurring costs of share exchange	-	-	417,800
- impairment of oil and gas properties	-	-	109,804
- stock-based compensation	203,400	48,700	3,232,395
- expenses paid by the issuance of shares	315,609	216,445	1,964,646
NET CASH USED IN OPERATING ACTIVITIES	(1,157,446)	(536,739)	(3,455,972)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of furniture and equipment	(21,122)	(19,878)	(93,958)
Oil and gas properties	(572,498)	(410,243)	(3,184,598)
Pre reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
NET CASH USED IN INVESTING ACTIVITIES	(593,620)	(430,121)	(3,177,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	518,417	-	4,641,457
Warrants	51,804	18,600	70,404
Restricted cash	-	-	(45,000)
Notes payable	(34,800)	-	(71,720)
Debenture payable	-	-	(138,302)
Loans receivable	-	201,700	925,000
Cash advances from former related parties	-	-	318,990
Loan payable	390,000	-	390,000
Advances from related parties	63,729	113,317	598,635
NET CASH FLOWS FROM FINANCING ACTIVITIES	989,150	333,617	6,689,464

(DECREASE) INCREASE IN CASH	(761,916)	(633,243)	55,804

CASH, BEGINNING OF PERIOD	817,720	827,326	-

CASH, END OF PERIOD	$ 55,804	$ 194,083	$ 55,804

Non-cash transactions: Refer to Notes 3 and 7.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$ 27,197	$ -	$ 28,907
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS & BASIS OF PRESENTATION

Petrogen Corp. (the “Company”) was incorporated in the State of Nevada. The Company currently trades on the OTC Bulletin Board under the symbol "PTGC" and the Frankfurt Stock Exchanges under the symbol "PTD".

Effective February 12, 2003 the Company completed the acquisition of Petrogen Inc. (“Petrogen”) by way of a reverse merger and issued 7,000,000 restricted shares of common stock to the shareholders and 300,000 restricted shares of common stock as a finder’s fee resulting in a change in control of the Company

With operations based in Houston, Texas, the Company and its wholly owned subsidiary, Petrogen, is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. The Company’s core strategy is to acquire interests in proved developed reserves that couple immediate recompletion opportunities with undeveloped upside.

The Company’s principal geographic areas of focus lie in the Gulf of Mexico, Rocky Mountains and Permian Basin regions, with core assets presently located in the Baxterville Field in southern Mississippi, Enos Creek Field in central Wyoming, Emily Hawes Field in southern Texas and the Tiller Ranch Lease located within the Tom Graham Field, Jim Wells County, Texas. The Company also holds the rights to develop interests in the Adams Ranch Field in east Texas.

To date the Company has commenced commercial operations in both the Emily Hawes Field and the Tiller Ranch Lease. The Company’s efforts to date have focused on the investigation, acquisition and development of oil and gas property interests, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

As at June 30, 2006, the Company has a working capital deficiency of $1,310,787 and has realized significant losses to date. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Petrogen. All significant intercompany transactions and account balances have been eliminated.

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are reviewing the carrying values of oil and gas properties for impairment, determining fair value for stock based compensation and the amortization rate for furniture and equipment.

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

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006 under the prospective method, however, previously unvested stock options outstanding as of December 31, 2005 were cancelled January 1, 2006, therefore no compensation expense under SFAS No. 123R with respect to unvested stock options was recorded during the first quarter of 2006.

Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the six month period ended June 30, 2005.

For the six months ended June 30, 2005

Net loss as reported	$ (1,000,735)

SFAS No. 123 Additional Compensation Expense	(28,010)

Pro forma net loss under SFAS No. 123	$ (1,028,745)

Basic loss per common share as reported	$(0.04)

Pro forma net loss per common share under SFAS No. 123	$(0.04)

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

NOTE 3 – NOTES RECEIVABLE

Pursuant to the Company’s 2004 Stock Option Plan, during 2005 a total of 2,530,000 stock options were exercised at a price of $.25 per share for proceeds of $632,500 which the Company agreed to loan the optionees. These loans were secured by demand promissory notes bearing interest at 8% per annum. At December 31, 2005 interest of $1,614 has been accrued, $550,000 was repaid, and $70,000 was offset against outstanding debt with $12,500 of these notes remaining outstanding at year end. At June 30, 2006 accrued interest of $1,859 has been received along with the outstanding $12,500, and no remaining amounts are outstanding.

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 4 – OIL AND GAS PROPERTIES

	December 31,	Incurred in the year	December 31,	Incurred in the period	June 30, 2006
	2004		2005		(unaudited)
Oil and gas properties, Unproved:	$	$	$	$	$
Acquisition costs	250,646	617,500	868,146	-	868,146
Exploration costs	1,224,763	679,093	1,903,856	562,498	2,466,354
	1,475,409	1,296,593	2,772,002	562,498	3,334,500

Less accumulated depletion and impairment	-	121,062	121,062	11,614	132,676

	1,475,409	1,175,531	2,650,940	570,884	3,201,824

The Company's oil and gas activities are currently conducted in the United States. During the six months ending June 30, 2006 the Company incurred exploration costs of $592,498 on its properties.

Emily Hawes Field, Calhoun County, Texas

By agreement dated May 20, 2002 Petrogen acquired a 95% working interest (“WI”) and 77.5% net revenue interest (“NRI”) in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. As consideration Petrogen issued 365,000 shares of common stock, issued a floating charge debenture in the amount of $75,000, and issued notes payable totaling $47,145 to various lessors. During the year ended September 30, 2003 the notes payable were repaid in full.

On May 26, 2004 the Company entered into a participation agreement with Nortex Corporation of Texas for a 37.5% WI, and a 29.063% NRI. The Company received $66,112 as cash consideration for the assignment of Nortex’s proportionate WI share of the leases and charged the monies against oil and gas properties to offset future costs from drilling the property.

On June 4, 2004 the Company entered into a participation agreement with Darcy Energy, LLC. (“Darcy”) (formerly Bazmo Exploration, LLC) of Texas for a 25% WI, and a 19.375% NRI . The Company received $42,680 as cash consideration for the assignment of Darcy’s proportionate WI share of the leases and credited the monies against the carrying value of oil and gas properties to offset future costs from drilling the property.

On September 20, 2004, the Company entered an agreement whereby it purchased a 5% working interest for $3,536 resulting in the Company retaining a total 29.06% NRI of a 37.5% WI in the Emily Hawes Field.

On April 1, 2005, the Company entered into a purchase and sale agreement with Nortex Corporation, Danny L. Stephens Interests and Robert W. Kent (“Nortex, et al”), pursuant to which it purchased Nortex, et al’s 37.5% working interests (the “Nortex Interests”) in and to the Company’s Emily Hawes Field property, Calhoun County, Texas. As consideration for the Nortex Interests, the Company made a one time cash payment to Nortex, et al of $300,000. As additional consideration for the Nortex Interests, the Company agreed to accrue and pay any and all costs associated with the Nortex Interests from January 1 to March 31, 2005.

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

On July 21st, 2005, the Company entered into an agreement with one of the existing joint interest owners to Emily Hawes Field, Darcy Energy, LLC, (“Darcy”) pursuant to which Darcy and Petrogen had entered into an agreement related to a prescribed to Area of Mutual Interest (AMI) surrounding the Emily Hawes Field, whereby Darcy elected to acquire a 25% interest in the 37.5% working interest the Company purchased from Nortex et al on April 1st, 2005. As consideration, Darcy paid to the Company a one time cash payment of $111,005 for receipt of a 9.375% working interest in and to the Company’s Emily Hawes Field, increasing Darcy’s overall working interest to 34.375%. To date Petrogen has capitalized a net total of $1,412,556 of expenditures relating to this property and has recorded depletion of $9,649 using the unit-of-production method.

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 4 – OIL AND GAS PROPERTIES(CONTINUED)

Emily Hawes Field, Calhoun County, Texas(Continued)

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

S.J. Hooper #1 wellbore, Baxterville Field, Mississippi

Effective October 25, 2002, Petrogen entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. (“CR”) of Mississippi, whereby Petrogen will acquire a 100% WI and 77% NRI in the S.J. Hooper #1. Petrogen paid $22,500 to acquire this interest. To date the Company has capitalized a total of $51,554 of expenditures relating to this property.

The Company has been developing operations at Baxterville Field and to date has recompleted the Moody #6 wellbore and the SJ Hooper # 1 wellbore. Initially, production was established at the SJ Hooper #1 wellbore with a production rate of 17 barrels of oil per day. The Company thereafter attempted a secondary recompletion upon the wellbore to increase production from it, resulting in a hole in the tubing which caused the wellbore to fail. The Company completed operations upon the Moody #6 wellbore and attempted to establish production; however, formation waters were too significant to overcome and operations were shut down to reduce any further costs. Currently, the Moody #6 wellbore and the SJ Hooper #1 wellbore are in a shut-in status as they are not producing any economic quantities of hydrocarbons. The Company is currently assessing opportunities related to the potential divestiture of its interests in Baxterville Field.

Enos Creek Field, Wyoming

Effective October 31, 2002, Petrogen acquired from Coronado Oil Company LLC (Coronado) a 100% WI and a 77.5% NRI in the Brown Government Lease (the “Property”), located in the Enos Creek gas field, Hot Springs County, Wyoming. Petrogen has agreed to pay to Coronado 50% of its production income net of royalties to a maximum of $75,000. In addition, the agreement provides Coronado the right to back-in to a 50% WI upon Petrogen having completed development operations upon the Property and recouping all of its expenses related to those developments and upon Coronado forfeiting its 5% overriding royalty interest. To date Petrogen has capitalized a total of $334,487 of expenditures relating to this property.

Adams Ranch and Harrell Ranch properties, Crockett County, Texas

The Company holds certain rights to develop an average 100% working interest and 77.5% net revenue interest located on approximately 20,180 acres of developed and undeveloped acreage on the Adams Ranch and Harrell Ranch prospects in Crockett County, Texas, which consists of 6,480 net acres of shallow development rights and 13,700 net acres of deep development rights. After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing hydrocarbon development, as well as taking into consideration management’s focused agenda to develop the Texas Gulf Coast properties exclusively going forward, management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. As a result, at December 31, 2005, the Company has abandoned this property and expensed a total of $109,804 of previously capitalized expenditures relating to these properties.

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 4 – OIL AND GAS PROPERTIES(CONTINUED)

Matagorda Island Pipeline

On March 10, 2003, Petrogen International Limited (“PIL”), a company with directors in common with the Company, entered into a Lease Assignment Agreement (the “Lease”) with James Timothy Roche (“Roche”), whereby PIL leased a natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas from Roche.

The terms of the Lease stipulate that Petrogen advances the sum of $3,000 to Roche as a partial payment toward the debt owing to Roche under the terms of a Promissory Note entered into between Petrogen and Roche on May 22, 2002. PIL thereafter entered into an assignment agreement (the “Assignment”) with the Company, whereby PIL assigned the Lease for consideration of certain operator fees and royalties of between $0.09 and $0.25 per MCF payable to PIL from Petrogen as Lease assignee upon the sales of any natural gas transmitted through the pipeline. In December of 2003, PIL assigned all rights, title and interest in and to the pipeline lease to the Company for no consideration and any and all terms related to payment of royalties from the Company to PIL were extinguished.

On March 30, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”), with Roche pursuant to which it purchased the natural gas transmission pipeline located on Matagorda Island. As consideration for the pipeline the Company agreed to pay $5,000 and issue to Roche 175,000 restricted shares of common stock valued at $87,500 and agreed to pay a further consideration for the pipeline purchase whereby it will pay a combined royalty of $0.16 per MCF transmitted through the pipeline up to a total amount of $50,000 and thereafter, pay to Roche $0.12 per MCF transmitted through the pipeline, both amounts of which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 billion cubic feet of natural gas. The original acquisition costs of $92,500 have been reduced by depletion of $11,564.

Additionally, the Company previously entered into a Management Services Agreement (the “MSA”) with Tim Roche, on March 15th, 2003, whereby Roche is to provide his services to the Company as a qualified land man specializing in oil and gas property acquisition opportunities throughout the Texas Gulf Coast region. As consideration to Roche under the Management Services Agreement, the Company has provided Roche with a stock option agreement to purchase 25,000 shares of common stock in the first year at a price of $0.50 per share and 25,000 shares of common stock in the subsequent year at a price 20% below the average trading price at a rate of 3,000 shares in the first month and 2,000 shares in the next 11 months. The MSA renews automatically on year by year basis if not specifically terminated in accordance with the provisions outlined in the MSA. To date, the MSA remains in effect.

Tiller Ranch

On June 3, 2005, pursuant to an assignment of lease agreement, the Company acquired a 100% working interest and 70% net revenue interest in and to the Tiller Ranch Lease consisting of 822 acres located within the Tom Graham Field, Jim Wells County, Texas. The Company has incurred $689,001 of capitalized expenditures, paid $225,000 for the lease acquisition cost and has recorded depletion of $1,659 using the unit-of-production method. As of June 30, 2006, the Company sold a 24% WI (16.80% NRI) for proceeds of $660,000. These net proceeds were used to offset the costs of drilling and developing the property in the last quarter of 2005. Three investors who collectively purchased working interests totaling 9% for $180,000 have an option to convert their WI into common stock of the Company at prices ranging from $0.25 - $0.45 commencing January 1, 2006 for a period of six months. The conversion price was less than the market price of the Company’s stock at the date these agreements were entered into, thus giving rise to an intrinsic value conversion feature. The Company recognized the intrinsic value of the beneficial conversion feature of $245,600 as financing fees in 2005.

After the sales to the individual investors, the Company now holds a 76.0% working interest and a 53.2% net revenue interest (resulting in 49.697% net of all sales) in the Tiller Ranch Lease.

The Company had a receivable from a private company for $180,000 representing $120,000 for the purchase of a 3% WI and $60,000 for operator fees from November 2005 to April 2006. During the period ended June 30, 2006, the Company received 720,000 common shares of this private company at an agreed price of $0.25 per share in settlement of this receivable which has been classified as Other Investments. Operator fees from this private company for May 2006 and June 2006 of $20,000 remain outstanding.

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 5 – NOTE PAYABLE

Effective July 1, 2005 Petrogen issued a promissory note in the amount of $70,000 which is unsecured and due on demand. The note bears interest at 18% per annum. At June 30, 2006, the Company has accrued $27,197 (2005: $20,865) of interest in connection with this note of which $28,907 (2005: $1,710) of interest has been paid leaving a balance of $45,842 (2005: $74,310).

NOTE 6 – PIVATE PLACEMENT SUBSCRIPTION PROCEEDS

Under the terms and conditions of certain 2006 private placement subscription agreements, proceeds from these financings constitute an interest free loan until the securities are issued and delivered to the investors. As at June 30, 2006, the Company has one offering of units outstanding. The offering is for 60,444 units at $0.50 per unit, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share of the Company at an exercise price of $1.00 for a period of one year. The Company has also received $240,000 in warrant exercise proceeds at a price of $.45 per warrant share, the proceeds from these warrant exercises of which constitute an interest free loan until the underlying securities are issued and delivered to the investors.

NOTE 7 – LOAN PAYABLE

Effective April 28, 2006 Petrogen entered into a loan agreement which is secured by the assets of the Company’s subsidiary Petrogen Inc. The loan bears interest at prime plus 5% per annum. Interest is payable each quarter commencing six months after the first receipt of funds. As of June 30, 2006, $390,000 is owing with the first interest payment due on October 28, 2006.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006, management fees of $103,500 (2005: $274,500) were incurred to one director and officer and one former director and officer of the Company of which NIL (2005: $67,500) has been capitalized as oil and gas development costs. During the six months ended June 30, 2006 no additional management bonuses (2005: $322,500) were incurred to these individuals. In October 2005, one of these directors and officers left the Company and as of April 17, 2006 this director and officer converted his total debt owing of $142,724 into 430,298 common shares of the Company. The Company is committed to pay the remaining director $17,250 in management fees per month. At June 30, 2006, these directors and officers were owed a total of $34,530. (December 2005: $138,195 was owed by these directors and officers for advances).

During the six months ended March 31, 2006, management fees of $48,000 (2005: $72,000) were incurred to a director of the Company. During 2006, this director exercised nil (2005: 172,667) stock options and accepted a debt settlement of 112,500 (2005: 126,293) common shares for net proceeds in the amount of $45,000 (2005: $126,500), which amount was utilized to off-set the debt due and owing to this director. At June 30, 2006, this director was owed nil (December 2005: $4,000) for unpaid management fees. The Company is committed to pay this director $5,000 in management fees per month.

During the six months ended June 30, 2006, management fees of $60,000 (2005: $120,000) were incurred to an officer of the Company. During the six months ended June 30, 2006, additional management bonuses of 480,000 shares with a fair value of $264,000 (2005: 200,000 shares with a fair value of $77,800) were incurred to this officer. This officer accepted a debt settlement of 100,000 common shares for net proceeds in the amount of $55,000, which amount was utilized to off-set the debt due and owing to this officer. At June 30, 2006, this officer is owed $11,000 (December 2005: $65,000) for management fees due. The Company is committed to pay this officer $10,000 in management fees per month.

During the six months ended June 30, 2006, management fees of $31,000 (2005: $36,000) were incurred to an officer of the Company. During the six months ended June 30, 2006, additional bonuses of 50,000 shares with a fair value of $27,500 (2005:25,000 shares with a fair value of $8,750) were incurred to this officer of the Company. At June 30, 2006, this officer is owed $2,555 (December 2005: Nil) for management fees due. The Company is committed to pay this officer $5,500 in management fees per month.

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS (CONTINUED)

At June 30, 2006, $39,063 (December 2005: $62,949) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1. Also during the year ended December 31, 2005 management fees of $10,000 were paid to a former director.

During the six months ended June 30, 2006, consulting fees of $15,000 (2005: $30,000) were incurred to a relative of a director of the Company. During 2005, this consultant retired a note receivable owing to the Company of $22,500 and exercised 30,000 stock options for net proceeds in the amount of $7,500 of which both amounts were utilized to off-set the consulting fees due and owing to this consultant. The Company is committed to pay this director $2,500 in consulting fees per month.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in Notes 3, 4 and 11.

NOTE 9 – CAPITAL STOCK

Common Shares

During the year ended December 31, 2005 the Company issued a total of 5,651,919 common shares valued at $1,987,952 as follows: 671,400 common shares for finders’ fees on prior share issuances, 175,000 common shares for the purchase of the Matagorda Island Pipeline valued at $92,500 as detailed in Note 4; 235,030 common shares for $82,025 of debt conversion for work performed on the Emily Hawes property, 501,366 common shares for consulting services valued at $238,178; and 180,000 common shares for subscription proceeds of $45,000 received in 2004. Under the Company’s 2003, 2004, and 2005 stock option plan, 2,306,123 shares were issued for the exercise of stock options for net proceeds of $868,949, of which $346,949 was utilized to off-set debt owing to a director and five vendors. In addition, 1,583,000 common shares valued at $661,300 were issued as management bonuses.

On March 6, 2006 the board of directors approved the adoption of a “Performance Stock Incentive Plan – 2006” (the “PSIP 2006”) with an effective date of March 1, 2006 (the “Effective Date”). The terms of the PSIP 2006 provide that a total of 30,000,000 shares will be issued in escrow and subject to the following terms:

(a)

a total of 3,500,000 escrowed performance shares can be purchased from escrow at a price of $0.50 per share commencing one year from the Effective Date for up to five years. The Company has estimated the fair value of these shares to be $1,116,000 which will be recorded on March 1, 2007 as stock based compensation;

(b)

a total of 4,500,000 escrowed performance shares can be purchased from escrow at a price of $1.00 per share on or before the first thee years after the Effective Date, if the Company’s assets increase by 50%, the market share price of the Company’s common stock achieves a minimum of $1.25, and the Company financial statements reflect a minimum of $3,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(c)

a total of 6,.000,000 escrowed performance shares can be purchased from escrow at a price of $1.25 per share on or before the first five years after the Effective Date, if the Company’s assets increase by 100%, the market share price of the Company’s common stock achieves a minimum of $2.00, and the Company financial statements reflect a minimum of $6,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(d)

a total of 7,500,000 escrowed performance shares can be purchased from escrow at a price of $1.50 per share on or before the first seven years after the Effective Date, if the Company’s assets increase by 200%, the market share price of the Company’s common stock achieves a minimum of $3.00, and the Company financial statements reflect a minimum of $9,000,000 profit before taxes, depletion, amortization and stock based compensation charges; and

(e)

a total of 8,500,000 escrowed performance shares can be purchased from escrow at a price of $2.00 per share on or before the first seven years after the Effective Date, if the Company’s assets increase by 400%, the market share price of the Company’s common stock achieves a minimum of $4.00, and the Company financial statements reflect a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges.

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 9 – CAPITAL STOCK (CONTINUED)

Common Shares (Continued)

During the six months ending June 30, 2006, the Company completed four private placement unit offerings. The first offering was for 283,333 units at $0.30 per unit for proceeds of $85,000, each unit consisting of one common share and ½ share purchase warrant; each full warrant is exercisable into one common share of the Company at an exercise price of $0.60 for a period of one year. The second offering was for 1,900,000 units at $0.25 per unit for proceeds of $475,000, each unit consisting of one common share only. The third offering was for 200,000 units at $0.25 per unit for proceeds of $50,000, each unit consisting of one common share and ½ share purchase warrant, each full warrant is exercisable into one common share of the Company at an exercise price of $0.50 for a period of one year. The fourth offering was for 416,080 units at $0.50 per unit for proceeds of $208,040, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $1.00 for one year.

During the six months ending June 30, 2006 the Company issued 35,376,105 common shares as follows: 30,000,000 escrow common shares at par value of $.001 under the PSIP 2006; 2,799,413 common shares for subscriptions received in 2005 for proceeds of $818,040; 1,160,298 common shares for the exercise of stock options for proceeds of $360,224 of which $150,224 was utilized to off-set debt owing to a director and to another related party; 447,533 common shares for the exercise of warrants for proceeds of $201,390; 326,361 common shares for the settlement of debt of $162,624 of which $89,000 was utilized to off-set debts owing to a director and to an officer; 567,500 common shares to certain officers and directors for bonuses totalling $311,750; and 75,000 common shares valued at $59,250 under a termination agreement.

Warrants

A summary of the Company’s warrants at June 30, 2006 and the changes for 2006 and 2005 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2004	3,642,000	$0.50
Issued	165,000	0.25
Exercised / Cancelled / Expired	-	-

Balance, December 31, 2005	3,807,000	0.50	0.27 years
Issued	1,457,747	0.65
Exercised / Cancelled / Expired	(3,732,000)	-

Balance June 30, 2006	1,532,747	$0.64	0.59 years

Of the above warrants, 75,000 are exercisable at $0.30 per share until June 1, 2007, and 1,457,747 warrants are exercisable at prices ranging from $0.50 - $1.00 until February 9, 2007.

Obligation to issue shares

The Company received $240,000 for the exercise of 533,333 warrants at $0.45 per share. As of June 30, 2006 these shares have not been issued.

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 10 – STOCK OPTION PLAN

The Board of Directors of the Company has ratified, approved and confirmed the adoption of a series of amendments to its incentive stock option plan (“2003 Stock Option Plan”), to provide for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 10,000,000 shares.

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

On November 1, 2003, the Company granted a total of 3,200,000 stock options at exercise prices of $0.20 to $0.25 per common share. Of these options, 1,500,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 1,700,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 500,000 vested immediately, and 1,200,000 were subject to vesting on a straight-line basis over 60 months, of which 500,000 had vested at December 31, 2005 and the remainder expired.

In accordance with the provisions of SFAS 123, with respect to stock options granted to employees, up to December 31, 2005 pro-forma disclosures were provided in Note 2 reflecting the results of applying the fair value method to these options. The application of the fair value method as described below resulted in pro-forma stock based compensation totaling $382,600 of which $130,510 was recorded to December 31, 2003, $32,680 was recorded to December 31, 2004, and $56,020 was recorded to December 31, 2005. These stock options expired and no further stock based compensation disclosure is required.

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

During the six month period ended June 30, 2006 the Company granted a total of 700,000 stock options to a consultant of the Company at an exercise prices of $0.30 per common share under the amended 2004 Stock Option Plan. These stock options vested immediately. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of one year, a risk-free interest rate of 4% and an expected volatility of 82% resulting in a stock based compensation expense of $203,400.

On March 6, 2006 the Company adopted the PSIP 2006 with an effective date of March 1, 2006. Refer to Note 7 for the terms of the plan.

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 10 – STOCK OPTION PLAN (CONTINUED)

A summary of the options outstanding is as follows:

	Number of Options	Date of Issue	Exercise Price	Expiry Date	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2004	8,276,400				$ 0.45	4.62 years

Granted during the year	100,000	02-May-05	0.50	02-May-08
	100,000	02-May-05	0.75	02-May-08
	100,000	01-Jul-05	0.50	01-Jul-08
	150,000	01-Jul-05	0.25	01-Jul-15
	350,000	01-Jul-05	0.50	01-Jul-15
	60,000	01-Jul-05	0.50	01-Jul-08
Exercised during the year	(1,250,000)		0.30	22-Jul-07
	(90,000)		0.75	10-Sep-06
	(37,500)		0.50	04-Mar-07
	(119,840)		0.50	04-Mar-07
	(200,000)		0.50	22-Jul-07
	(20,000)		0.25	10-Sep-06
	(18,000)		0.50	12-Feb-06
	(41,116)		0.25	10-Sep-06
	(50,000)		0.50	10-Sep-06
	(14,667)		0.75	10-Sep-06
	(30,000)		0.25	04-May-14
	(150,000)		0.25	01-Jul-15
	(125,000)		0.50	01-Jul-15
	(100,000)		0.50	01-Jul-08
	(60,000)		0.50	01-Jul-08
Cancelled during the year	(100,000)		0.30	22-Jul-14
	(100,000)		0.75	22-Jul-14
	(100,000)		1.00	22-Jul-14
	(1,000,000)		0.50	04-Mar-07
	(250,000)		0.75	22-Jul-14
	(125,000)		1.00	22-Jul-14
	(25,000)		0.25	04-Mar-07
Options granted, December 31, 2005	5,130,277				$ 0.44	4.47 years

Granted during the period	700,000	01-Jan-06	0.30	01-Jan-07

Exercised during the period	(700,000)		0.30	07-Mar-06
	(203,884)		0.25	10-Sep-06
	(66,116)		0.25	04-Mar-14
	(30,000)		0.25	04-Mar-14
	(100,000)		0.30	22-Jul-14
	(60,298)		0.75	22-Jul-14

Expired during the period	(388,000)		0.50	12-Feb-06
	(600,000)		0.25	01-Nov-08
	(560,000)		0.25	01-Nov-13

Options granted, June 30, 2006	3,121,979				$ 0.51	4.15 years

PETROGEN CORP.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

NOTE 11 – CONTINGENCIES

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

Subsequent to June 30, 2006 this lawsuit was settled by mutual release, mutual dismissal and neither party will be required to pay anything. The Company’s lawyers are in the process of finalizing the settlement papers.

On October 20, 2004 the Company commenced an action against X-Clearing Corp. (X-Clearing), the Company’s previous transfer agent, in the District Court for the City and County of Denver, State of Colorado for return of the Company’s stock record documents. X-Clearing has filed an answer and counterclaim asserting that the Company is liable to X-Clearing for certain legal expenses incurred by X-Clearing Corp. in prosecuting an action against the Depository Trust Company, which legal expenses are undeterminable. The Company presently intends to aggressively pursue all such claims and to pursue all legal actions and remedies against X-Clearing.

The outcome and the loss, if any, from this legal proceeding is presently not determinable and no provision for loss has been provided in the financial statements.

The Company operates in the field of oil and gas exploration and is therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.

Item 2. Management’s Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

(i)

statements concerning the benefits that we expect will results from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

(ii)	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes”, “expects”, “anticipates”, “estimates” or similar expressions used in this prospectus. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We caution you not to put undue reliance on these statements, which speak only as of the date of this Quarterly Report. Further, the information contained in this Quarterly Report or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

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

Moreover, the Securities and Exchange Commission (the "SEC") permits oil and gas companies, in their filings with the SEC, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. As of the date of this Quarterly Report, we have not reported nor filed any reserve estimates with any Federal agencies. In this Quarterly Report, the term “total potential reserves” is used, which is intended to include an aggregate of proved reserves, probable reserves and possible reserves. SEC guidelines strictly prohibit publicly traded companies from including probable and possible reserves in their filings with the SEC. Where possible, absent omissions, when the phrase “potential reserves” is referenced, it is followed by an asterisk (*) to remind the investor of this cautionary note.

CURRENT BUSINESS OPERATIONS

Petrogen Corp. is a corporation organized under the laws of the State of Nevada. We currently trade on the OTC Bulletin Board under the symbol "PTGC" and are quoted on the Frankfurt Stock Exchange in Germany under the symbol "PTD". Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we”, “our” or the “Company” refer to Petrogen Corp.

As of the date of this Quarterly Report, we are an independent oil and natural gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, development and exploration of oil and natural gas properties throughout the State of Texas and the Texas Gulf

Coast region with operations based in Houston, Texas. We are, together with our wholly owned subsidiary, Petrogen, Inc. (“Petrogen”), a junior domestic upstream natural gas development company focused on acquiring, developing and producing natural gas reserves in well known high impact and mature hydrocarbon rich areas. Our core business strategy is to acquire interests in fields that have potential natural gas reserves and development and expansion opportunities as well as to acquire properties that have previously produced natural gas from formerly and currently producing proved developed reserves.

Our principal geographic area of focus lies within the onshore and offshore Texas Gulf Coast region, with core assets presently located in the Emily Hawes Field and the Tiller Ranch Field in the Texas Gulf Coast. Non-core assets include Enos Creek Field in central Wyoming and Baxterville Field in the southern Gulf Coast of Mississippi. We have acquired the rights and are currently developing our interests in our two core properties spanning over approximately 2,554 net acres with what management believes to be hydrocarbon development opportunities that represent potential oil and natural gas reserves in several potential hydrocarbon bearing geologic horizons that could be exploited with targeted development efforts. Management anticipates that our ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development and expansion our Texas properties, through the drilling of new wells into what management anticipates will thereafter be proven producing hydrocarbon reserves. We have been assessing divestiture opportunities related to our Mississippi and Wyoming properties. Additionally, we have previously held options and rights of first refusal to develop some 15,000 gross acres of prospects in the Texas Permian Basin region, namely the Adams Ranch Field and the Harrell Ranch Field (the Permian Basin Fields). After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing potential hydrocarbon development, as well as taking into consideration Management’s focused agenda to develop the Company’s Texas Gulf Coast properties exclusively going forward, Management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. Management has no further plans at this time to attempt to re-engage in opportunities to develop potential prospects in the Texas Permian Basin region. We plan to continue building and increasing a strategic base of proven hydrocarbon reserves and production opportunities within the Texas Gulf Coast region that represent outstanding growth opportunities for us and our shareholders over the immediate, near and long term.

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

Emily Hawes Field Project

Productive Wells and Acreage. We hold a 64.125% working interest and a 77.5% net revenue interest (resulting in 49.697% net of all proceeds from hydrocarbon sales) in approximately 1,571 gross (1,156.65 net) undeveloped acreage of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). Previously we held a 95% working interest and a 77.5% net revenue interest in the Emily Hawes Field. We entered into farm-in agreements with Nortex Corporation (“Nortex”) and Darcy Energy LLC, formerly known as Bazmo Exploration LLC (“Darcy”), respectively, pursuant to which we assigned a portion of our interests and retained a 35.0% working interest and a 77.5% net revenue interest (resulting in 26.25% net of all proceeds from hydrocarbon sales). Then, on September 20, 2004, we entered into an agreement with Leila Clark Wynn Mineral Trust, which resulted in our retaining a 37.5% working interest and a 77.5% net revenue interest (resulting in 29.06% net of all proceeds from hydrocarbon sales) for payment of $3,536. On approximately April 13, 2005, we acquired an additional 37.5% working interest in the Emily Hawes Field from Nortex for a one-time aggregate payment of $300,000, thus doubling our working interest to 75% and a net revenue interest of 77.5% (resulting in 58.125% net of all proceeds from hydrocarbon sales). We then sold Darcy a 9.375% working interest, pursuant to the terms and provisions of the Area of Mutual Interest agreement entered into between Darcy and Petrogen in 2004 related to their joint operations on Emily Hawes Field, for a one time aggregate payment of $111,005.

On May 25, 2005, we entered into a farm-out agreement with an individual investor (the “WIU Holder”), pursuant to which we sold to the WIU Holder a working interest unit (the “WIU”) in exchange for an aggregate payment of $150,000. The WIU is comprised of a 1.5% working interest in Emily Hawes Field, and 75,000 two-year share purchase warrants (collectively, the “WIU Warrant”) with each WIU Warrant permitting the WIU Holder to purchase a share of our restricted common stock up to June 1, 2006 at an exercise price of $.25 and thereafter at an exercise price of $.30 per share until expiration of the WIU Warrant on June 1, 2007. The WIU also has equity conversion rights and terms as follows:

(i)

commencing June 1, 2006 the WIU Holder shall have the right and option (the “Option”) to tender the WIU for shares of our restricted common stock valued at market less 10% discount to the ten day trading average preceding notice by the WIU Holder but at no less that $1.00 per share. The WIU shall be valued in accordance with Securities and Exchange Commission Present Value discounted by 10% per annum (PV-10) valuation methodologies utilizing professional third party hydrocarbon engineers. The number of common shares issuable shall be the WIU value divided by the discounted share price; and

(ii)

commencing June 1, 2007, we shall have the right and option (the “Put”) to cause the WIU Holder to assign the WIU interests at market less 10% of the ten day trading average preceding notice at any time that our shares of common stock have traded on the OTCBB at $2.00 or more with an average of 50,000 shares per day averaged over the preceding 20 consecutive trading days. The WIU interest will transfer on our books the date of notice and delivery of the shares and the WIU Holder shall execute all such transfer documents and securities documents as we shall reasonably require.

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

Present Activities – Emily Hawes #3-A. On May 7, 2005, crews were mobilized to the Emily Hawes Field Project and immediately began an extended production test. We completed the extended test of the Emily Hawes #3-A well as part of the well’s completion and pipeline connection program. The extended test resulted in a stabilized natural gas production rate of 750 mcfgd through a 12/64” choke. During the months of May and June 2005, we completed the well by utilizing a gravel pack and connecting the well to our gas gathering pipeline on Matagorda Island.

On July 22, 2005, we commenced sales of natural gas from the Emily Hawes #3-A. During third quarter 2005, natural gas production from the Emily Hawes #3-A fluctuated from 250,000 cubic feet of gas per day (250 mcfgd) to 1,500 mcfgd through a 12/64” choke, during which time we received daily sales prices for our natural gas production ranging from $10.00 per mcfg up to as high as $15.05 per mcfg, while recovering completion fluids and encountering high pipeline pressures. We believe that completion of the Emily Hawes #3-A well bore and pipeline hook-up marked the inflection point of our business model from an investment-stage company to an operational-stage company, and has provided the platform to ‘prove up’ a portion of the Emily Hawes Field’s estimated recoverable 12.3 bcf of gross potential formerly producing reserves.

On September 14, 2005, we entered into an agreement with Hanover Compression Company of Houston, Texas (“Hanover”) to implement a two-stage natural gas compression system. We further sought input from three independent compression service companies to analyze our data from the Emily Hawes #3-A well. Hanover was also contracted to ascertain to what degree natural gas flow rates could be increased from the Emily Hawes #3-A well through the additional of compression. Results of well bore pressure and data analyses indicated that production flows from the Emily Hawes #3-A can be increased to approximately 800 mcfgd with one stage of compression thus potentially doubling average daily production.

Subsequently, on October 7, 2005, crews were mobilized to Emily Hawes Field Project to install the two-stage compression system to help increase and optimize daily natural gas flow rates from Emily Hawes #3-A and as part of our ongoing developments on our natural gas gathering and transportation management facilities on Matagorda Island. Due to high line pressures of the Northern Natural Gas/Matagorda Offshore Pipeline System sales pipeline (the “NNG/MOPS”), optimum daily natural gas production rates from the Emily Hawes #3-A have been suppressed. The addition of the first stage of compression has been implemented to mitigate any further suppression from the NNC/MOPS line pressures to ensure optimum daily natural gas flow rates can be sustained from the Emily Hawes #3-A. Following the installation of the two-stage compression, natural gas production rates from the Emily Hawes #3-A utilizing initial compression speeds averaged between 380 mcfgd to 500 mcfgd.

On approximately June 2006, the Emily Hawes #3-A well was temporarily shut-in due to liquid load-up at 300 psi of pressure on the wellhead. We thereafter attempted to stimulate the wellbore through various methods including the use of acid and soap sticks as well as recurring swabbing. We completed operations and attempted to reestablish production, however, the wellbore did not produce economic quantities of natural gas. As of the date of this Quarterly Report, the wellbore remains shut-in awaiting recompletion.

Present Activities – Emily Hawes #1-A. On September 15, 2005, we entered into a drilling agreement with Moncla Well Service of Lafayette, Louisiana (“Moncla”), to commence the drilling of the Emily Hawes #1-A well. Previously during the month of June 2005, our operational team readied the Emily Hawes #1-A location, the second sidetrack drilling location. We believe that the Emily Hawes #1-A well is similar to the natural gas producing Emily Hawes #3-A well. The Emily Hawes #1-A step-out location has been prepared to be kicked off at a depth of approximately 2,700 feet by cutting the casing and setting a 200 foot cement kick-off plug. We believe that this will allow us to re-enter the hole and utilize 2,600 feet of the existing well to directionally drill the new side-track bottom hole location.

Due to circumstances associated with Hurricane Rita, drilling of the Emily Hawes #1A well was suspended in October 2005. On approximately June 20, 2006, we initiated preparations related to recommencing operations, which includes spudding the Emily Hawes #1A sidetrack well. Together with Petroleum Engineers, Inc., a wholly-owned subsidiary of Tradestar Services Inc. (“PEI”), we have been developing an operational plan to spud the Emily Hawes #1A sidetrack well within the summer months of the 2006 Matagorda Island drilling season. We were granted the required U.S. Fish and Wildlife Service Special Use Permit for 2006, which allows us to continue with our operational developments on the Emily Hawes Lease. Together with PEI, we are currently soliciting multiple bids from vendors for drilling rigs, tug boats, barges, crew quarters, mud and logging systems, directional drilling systems, open hole electrical logging, trucking and all other support needs in preparation to spud the Emily Hawes #1A well.

Strategic Alliance. On June 1, 2006, we entered into a strategic alliance with PEI in order to strengthen our bench of operational expertise in our next phases of development of our Texas Gulf Coast assets, including the Emily Hawes #1A well as discussed above. In accordance with the terms of the alliance, PEI will provide all future contract operations services to us on an ongoing basis and will work in concert with our internal technical team to jointly identify and establish the best opportunity set for the future ongoing development of our producing properties and to capture and develop new venture opportunities that fit within our future areas of growth.

Tiller Ranch

On June 9, 2005, we completed the acquisition of a 100% working interest and a 70% net revenue interest in approximately 822 undeveloped acres of oil and gas leases located in Tom Graham Field, Jim Wells County, Texas (the “Tom Graham Field”). We entered into an assignment of lease with Capital Exploration, Inc. (“Capital Exploration”) dated June 3, 2005 (the “Tiller Ranch Lease”). In accordance with the terms and provisions of the Tiller Ranch Lease: (i) we have paid to Capital Exploration an initial sum towards the aggregate amount due and owing; (ii) in the event we do not perform according to the terms of the Tiller Ranch Lease, we will forfeit any and all payments made to Capital Exploration and will be required to reassign the Tiller Ranch Lease to Capital Exploration; and (iii) the spudding of the first well to be followed by continuous operations will begin no later than the fourth quarter of 2005 unless extended and agreed upon between us and Capital Exploration.

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

During fiscal year 2005, we entered into certain agreements with investors pursuant to which we sold an aggregate 24% working interest (16.80% net revenue interest) in exchange for aggregate proceeds of $640,000. The net proceeds were used to offset the costs of drilling and developing the Tiller Ranch during the last quarter of 2005. Three of the investors had an option to convert their respective working interests into shares of our common stock at prices ranging from $0.25 per share to $0.45 per share commencing January 1, 2006 for a period of six months. As of the date of this Quarterly Report, none of the working interests were converted by the investors into shares of our common stock and thus such conversion rights have terminated by their respective terms. The conversion price was less than the market price of our stock at the date these agreements were entered into, thus giving rise to an intrinsic value conversion feature. We recognized the intrinsic value of the beneficial conversion feature of $245,600 as financing fees

TR #1

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

On December 2, 2005, our operations team completed perforating the TR#1 and commenced extended testing of the Stillwell Sands, the deepest of the ten zones identified as prospective natural gas bearing from log analysis. Tests resulted in an absolute open flow natural gas from TR#1 of 5,909 MCFGD. Bottom hole pressure was measured at 2,144 psi. Upon completion of the extended tests, our operations team choked back the TR#1 to a 12/64” choke, at which time the well stabilized with a production rate of 1,267 MCFGD, and 10 barrels of 60 degree API condensate per day with a flowing tubing pressure of 1,634 psi. Natural gas production and sales commenced early January 2006 from the TR#1, and preliminary daily natural gas flow rates from the TR#1 averaged 650+ MCFD and approximately 5 BCD utilizing an initial small 5/64” choke size.

As of the date of this Quarterly Report, the TR#1 continues to produce natural gas and generate revenue from the Tiller Ranch Field, although at reduced rates from Q1-06.

TR#2

After achieving success on the Tiller Ranch with TR#1, preparations were immediately made to implement additional development through a drilling program that management believes could possibly result in as many as 6 natural gas wells. We believe that our drilling plan aims to exploit 18 BCFG of potential natural gas reserves believed to remain on the Tiller Ranch. Therefore, on approximately February 4, 2006, we commenced the spudding and drilling operations of Tiller Ranch natural gas well #2 (“TR#2”). A Patterson-UTI rig #127 was moved onto the location of TR#2 and rigged up to spud TR#2, which marked our second phase of operations on the Tiller Ranch. We conducted our open-hole logging and casing programs for formation evaluation and analysis. After receipt of results of our programs, our technicians and operations team identified multiple zones of interest. Pressure data and sidewall core analyses combined with detailed log evaluation by several third party petrophysical firms indicated that the TR#2 encountered the same target horizons as those at TR#1. Further preliminary indications indicated that reservoir pressures in the Lower Stillwell Sand at the TR#2 are greater than those at the TR#1, the producing horizon from which the TR#1 is generating daily natural gas and condensate revenues. The TR#2 is anticipated to produce economically salable rates of condensate as the Company’s operations team further details the relationship of the natural gas and condensate within the stacked, multi-hydrocarbon potential zones on Tiller Ranch Field.

As of the date of this Quarterly Report, operations on the TR#2 well have been suspended until our operations team has fully completed its assessment of the wellbore and makes its recommendations to our Board of Directors on how to proceed with secondary completion operations on the TR#2. We plan to conduct comprehensive evaluation of the TR#2 reservoirs, including attractive zones uphold of the Stillwell and Alice Sands, at the time that a rig is secured to drill the TR#3.

As of the date of this Quarterly Report, we believe that having established production and sales from the Tiller Ranch assures our business strategy for the area is on track for fiscal year 2006 and beyond. We believe that Tiller Ranch is quickly becoming a key growth driver for our immediate business development objectives and we anticipate that as many as five additional infill and step out well locations of similar quality can be drilled and completed as natural gas producers at Tiller Ranch in the future. If successful, we believe that these additional new wells may significantly impact our current performance metrics. As part of the measures being undertaken by us to optimize overall long term natural gas production from the Tiller Ranch, attention is being taken to implement best practices production optimization methodologies on the project. We believe this will ensure that a careful balance of natural has flow rates are incorporated into the production profile of the TR#1 initially, as well as all subsequent infill and step out well locations, including TR#2, to ensure that the maximization of natural gas and condensate reserves from the Tiller Ranch can potentially be attained. Currently, the TR#2 well is shut-in awaiting work over operations to further assess completion options for the well.

Matagorda Island Pipeline

On March 31, 2005, we entered into a purchase agreement (the “Purchase Agreement”) with Timothy Roche (“Roche”), pursuant to which we purchased the natural gas transmission pipeline located on Matagorda Island. In accordance with the Purchase Agreement: (i) we issued to Roche 175,000 shares of our restricted common stock at $0.50 per share for an aggregate value of $87,500; (ii) we further agreed to pay additional consideration to Roche a royalty of $0.16 per mcfg transmitted through the pipeline up to $50,000 and, thereafter, $0.12 per mcfg transmitted through the pipeline, both amounts which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 bcf. As a result of consummation of the Purchase Agreement, we control the only gas gathering right-of-way on Matagorda Island, as this is the only existing pipeline on Matagorda Island. This ownership results in our ability to transport our own natural gas from the Emily Hawes Field as well as to transport natural gas from other operators on Matagorda Island. We believe that the Matagorda Island natural gas pipeline has the capacity to transport up to 20,000,000 gross cubic feet of natural gas per day. Previously, we conducted integrity tests on the Matagorda Island pipeline and repaired minor damages to the pipeline to ensure that transmission capacity would be in place prior to anticipated natural gas production from Emily Hawes Field. As of the date of this Quarterly Report, the pipeline is operating efficiently in the transportation of natural gas produced from our Emily Hawes Field property.

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

Present Activities. As of the date of this Quarterly Report, there are four existing shut-in well-bores located on the Baxterville Field. We developed operations at Baxterville Field throughout the summer months of 2003. To date, we have recompleted one well bore (the “Moody #6”). We anticipated commencement of production from the Moody #6 well bore immediately after hooking up all relevant surface equipment, however, bad reservoir performance and geologic structure issues resulted in an uneconomic well.

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

Enos Creek Field/Brown Government Lease

Productive Wells and Acreage. We hold a 100% working interest and a 77.5% net revenue interest on approximately 440 gross (330 net) undeveloped acres in the Enos Creek field in Hot Springs County, Wyoming (known as the “Brown Government Lease”). Pursuant to the terms and provisions of the Brown Government Lease: (i) we will pay to Coronado Oil Company 50% of its production income net of royalties to a maximum of $75,000; and (ii) Coronado Oil Company has the right to back-in to a 50% working interest at the time when we complete our development operations and recoup all of our expenses related to those developments, and upon Coronado Oil Company exercising that back-in right, they will forfeit their existing 5% overriding royalty interest which will effectively thereafter increase our net revenue interest from 77.5% to 82.5%. The oil and gas leases relating to the Brown Government Lease will continue in existence subject to our performing the required operations to attempt to bring the property back into the status of production as set forth under the guidelines of the Wyoming Bureau of Land Management.

We are also currently under the terms of an agreement with the vendor of the Brown Government Lease, Coronado Oil Company, that delineates an additional 440 acres within an area of mutual interest (the “AMI”). The AMI also comprises part of the Brown Government Lease, in which we shall hold, upon completion of acquisition, a 100% working interest of an 80% net revenue interest. Coronado Oil Company has the right to back-in to a 25% working interest at the time when we complete our development operations and recoup all of our expenses related to those developments upon the AMI, and upon Coronado Oil Company exercising that back-in right, they will forfeit their existing 5% overriding royalty interest which will effectively thereafter increase our net revenue interest from 77.5% to 82.5% in all existing and future new wells located within the AMI of the Brown Government Lease.

The Brown Government Lease consists of twelve wells previously drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes. We reformulated an operations agenda with the Wyoming Bureau of Land Management, which was initiated during the month of September 2003. However, as of the date of this Quarterly Report, plans are underway to commence operations with the Bureau’s assistance for third quarter 2006.

Present Activities. On May 8th, 2003, we entered into a preliminary gas sales contract (the “Gas Sales Contract”) with Sierra Gas Corporation (“SGC”). Pursuant to the terms and provisions of the Gas Sales Contract: (i) SGC shall, upon Petrogen’s successful production of natural gas hydrocarbons, gather gas from the Enos Creek property as productive capacity is brought on stream and made available for purchase; and (ii) we will be paid 90% of Colorado Interstate Gas at First of Month Index Price. As of the date of this Quarterly Report, no gas sales have been made due to the relationship with the Enos Creek operations vis a vis the Brown Government Lease. We anticipate that subject to successful well recompletions being conducted, our first gas sales in this regard may commence by approximately fourth quarter 2006.

Currently, we are assessing opportunities related to the potential divestiture of our interests in Enos Creek Field.

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2006 Compared to Six-Month Period Ended June 30, 2005

Our net losses during the six-month period ended June 30, 2006 were approximately ($1,299,443) compared to ($1,000,735) during the six-month period ended June 30, 2005 (an increase of $298,708). During the six-month period ended June 30, 2006, we recorded revenue in the aggregate amount of $299,152 from gas sales compared to revenue in the aggregate amount of $-0- recorded during the six-month period ended June 30, 2005. The increase in revenue was primarily a result of the sale of natural gas produced from the wells brought into production. We incurred operating expenses of $115,161 (2005: $-0-) consisting of $103,547 in lease operating expenses and $11,614 in depletion expenses, which resulted in a net operating profit of $183,991.

During the six-month period ended June 30, 2006, we incurred other expenses of approximately $1,483,679 compared to other expenses of $1,002,024 incurred during the six-month period ended June 30, 2005 (an increase of $481,655 or 48.1%). The other expenses incurred during the six-month period ended June 30, 2006 consisted of: (i) $646,811 (2005: $461,737) in general and administrative expenses; (ii) $181,500 (2005: $316,250) in management and consulting fee – related party ; (iii) $494,900 (2005: $48,700) in management and consulting fees – stock based compensation; (iv) $138,797 in professional fees (2005: $165,699) in professional fees; (v) $13,267 (2005: $-0-) in interest expense; and (vi) $8,404 (2005: $9,638) in depreciation.

General and administrative expenses increased during the six-month period ended June 30, 2006 compared to the same period in 2005 due to an overall increase in our level of operations resulting from the increased number of operational wells, a $75,000 advertising campaign for investor relations and well liability insurance. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs. The management and consulting fees – stock based compensation relating to the fair valuation of stock bonus received and stock options granted increased during the six-month period ended June 30, 2006 compared to the same period in 2005 due to an increase in the number of stock options granted to our officers and directors. Professional fees decreased during the six-month period ended June 30, 2006 compared to the same period in 2005 due to the reduction of litigation and acquisitions.

The increase in other expenses during the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005 was primarily due to the increase in management fees – stock based compensation relating to the fair valuation of stock bonus received and stock options granted and the increase in general and administrative expenses.

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. During the six-month period ended June 30, 2006, approximately $103,500 was incurred by us to Mr. Spindler for management and consulting services rendered. No bonus management fees were incurred during this period. At June 30, 2006, we owed Mr. Spindler an aggregate of $34,530 relating to management fees.

Mr. Kerrigan, our previous Co-President and director, tendered his resignation as Co-President effective as of October 7, 2005. Therefore, during the six-month period ended June 30, 2006, we incurred severance in the amount of $121,500. At March 31, 2006, we owed Mr. Kerrigan an aggregate of $142,724 relating to management fees. On April 17, 2006, Mr. Kerrigan converted the aggregate amount of $142,724 due and owing him into 430,298 shares of our common stock at approximately $0.33 per share.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. During the six-month period ended June 30, 2006, $48,000 in management fees were incurred by us to Mr. Russell for management services rendered. During this period, Mr. Russell converted an aggregate amount of $45,000 due and owing him into 112,500 shares of our common stock at approximately $0.40 per share. At June 30, 2006, we did not owe Mr. Russell any accrued management fees.

Mr. Sen, our President, derives remuneration from us as compensation for management services rendered. During the six-month period ended June 30, 2006, approximately $60,000 was incurred by us to Mr. Sen for management fees. During this period, an additional management bonus was incurred resulting in the issuance to Mr. Sen of 480,000 shares with a fair value of $264,000. In addition, we issued 100,000 shares of our common stock in settlement of $55,000 due and owing to Mr. Sen. At June 30, 2006, we owed Mr. Sen an aggregate of $11,000 for accrued management fees.

Mr. Fiddler, our Chief Financial Officer, derives remuneration from us as compensation for management services rendered. During the six-month period ended June 30, 2006, approximately $31,000 was incurred by us to Mr. Fiddler for management fees. During this period, an additional management bonus was incurred resulting in the issuance to Mr. Fiddler of 50,000 shares with a fair value of $27,500. At June 30, 2006, we owed Mr. Fiddler an aggregate of $2,555 for accrued management fees.

Our net loss during the six-month period ended June 30, 2006 was ($1,299,443) or ($0.04) per share compared to a net loss of ($1,000,735) or ($0.04) per share for the six-month period ended June 30, 2005. The weighted average number of shares outstanding was 37,032,303 at June 30, 2006 compared to 28,445,306 at June 30, 2005.

Three-Month Period Ended June 30, 2006 Compared to Three-Month Period Ended June 30, 2005

Our net losses during the three-month period ended June 30, 2006 were approximately ($407,049) compared to ($521,278) during the three-month period ended June 30, 2005 (a decrease of $114,229). During the three-month period ended June 30, 2006, we recorded revenue in the aggregate amount of $72,384 from gas sales compared to revenue in the aggregate amount of $-0- recorded during the three-month period ended June 30, 2005. The increase in revenue was primarily a result of the sale of natural gas produced from the wells brought into production. We incurred operating expenses of $54,570 (2005: $-0-) consisting of $49,583 in lease operating expenses and $4,987 in depletion expenses, which resulted in a net operating profit of $17,814.

During the three-month period ended June 30, 2006, we incurred other expenses of approximately $424,897 compared to other expenses of $521,926 incurred during the three-month period ended June 30, 2005 (a decrease of $97,029 or 18,6%). The other expenses incurred during the three-month period ended June 30, 2006 consisted of: (i) $246,919 (2005: $243,462) in general and administrative expenses; (ii) $98,250 (2005: $164,500) in management and consulting fee – related party ; (iii) $-0- (2005: $48,700) in management and consulting fees – stock based compensation; (iv) $71,395 in professional fees (2005: $57,554) in professional fees; (v) $3,630 (2005: $-0-) in interest expense; and (vi) $4,703 (2005: $7,710) in depreciation.

The decrease in other expenses during the three-month period ended June 30, 2006 compared to the three-month period ended June 30, 2005 was primarily due to the decrease in management and consulting fees and stock-based compensation paid to related parties.

Our net loss during the three-month period ended June 30, 2006 was ($407,049) or ($0.01) per share compared to a net loss of ($521,278) or ($0.02) per share for the three-month period ended June 30, 2005. The weighted average number of shares outstanding was 38,050,622 at June 30, 2006 compared to 29,655,587 at June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at June 30, 2006

As at the six-month period ended June 30, 2006, our current assets were $222,803 and our current liabilities were $1,533,590, resulting in working capital deficit of $1,310,787. As at the six-month period ended June 30, 2006, current assets were comprised of: (i) $55,804 in cash; (ii) $45,000 in restricted cash; (iii) $113,619 in accounts receivable; and (iv) $8,380 in prepaids and deposits.

As at the six-month period ended June 30, 2006, our total assets were $3,666,824 comprised of: (i) $222,803 in current assets; (ii) $3,201,824 in unproved oil and gas properties (net of depletion); (iii) $180,000 in other investments and (iv) $62,197 in furniture and equipment (net of depreciation). The slight decrease in total assets during the six-month period ended June 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the decrease in cash and accounts receivables.

As at the six-month period ended June 30, 2006, current liabilities were comprised of: (i) $722,878 in accounts payable and accrued liabilities; (ii) $45,842 in note payable; (iii) $280,222 in private placement subscription proceeds received; (iv) $390,000 in loan payable; and (v) $94,648 due to related parties.

As at the six-month period ended June 30, 2006, our total liabilities were $1,533,590 all consisting of current liabilities. The decrease in total liabilities during the six-month period ended June 30, 2006 compared to fiscal year ended December 31, 2005 was due primarily to a decrease in private placement subscription proceeds received as a liability and in accounts payable and accrued liabilities.

Stockholders' equity increased from $1,105,250 for December 31, 2005 to $2,133,234 for the six-month period ended June 30, 2006.

For the six-month period ended June 30, 2006, net cash used in operating activities was ($1,157,446) compared to net cash used in operating activities of ($536,739) for the six-month period ended June 30, 2005. Net cash used in operating activities during the six-month period ended June 30, 2006 was comprised of a net loss of ($1,299,443) (2005: ($1,000,735) and adjusted primarily by: (i) accounts payable of ($365,581) (2005: $8,555); (ii) expenses paid by the issuance of shares of $315,609 (2005: $216,445); and (iii) stock based compensation of $203,400 (2005: $48,700).

Our cash flow used in investing activities for the six-month period ended June 30, 2006 was ($593,620) compared to net cash used in investing activities of ($430,121) for the six-month period ended June 30, 2005. The net cash from investing activities during the six-month period ended June 30, 2006 was primarily from oil and gas properties in the amount of ($572,498) (2005: ($410,243). The change in net cash from investing activities during the six-month period ended June 30, 2006 was primarily the result of an increase in the exploration and development of oil and gas properties.

Cash flows from financing activities for the six-month period ended June 30, 2006 was $989,150 compared to cash flow from financing activities of $333,617 for the six-month period ended June 30, 2005. The net cash flow from financing activities during the six-month period ended June 30, 2006 was primarily comprised of: (i) $518,417 (2005: $-0-) in proceeds on sale of common stock including subscriptions received; (ii) $51,804 (2005: $18,600) in warrants; (iii) $63,729 (2005: $113,317) in advances from related parties; and (iv) $390,000 (2005: $-0-) in loan payable. The increase in net cash from financing activities during the six-month period ended June 30, 2006 was primarily the result of an increase in the amount of proceeds received from sale of common stock and from the loan payable during the six-month period ended June 30, 2006.

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

As of the date of this Quarterly Report, both the EH#3A well and the TR#1 well have been completed as successful natural gas producers and are currently providing us with revenues that could average annualized gross revenue of approximately $500,000 for fiscal year 2006. Additionally, Tiller Ranch Project has shown outstanding earnings potential not only as a natural gas production field, but as a high quality condensate production field. The TR#1 well produces 60 degree API condensate along with its natural gas production and the recently completed TR#2 well is anticipated to produce rates of condensate greater than those of the TR#1 as our operations team further details the relationship of the natural gas and condensate within the stacked, multi-hydrocarbon potential zones. Our management is confident that as many as five more new well drills could be completed as natural gas and/or condensate producers in the Tiller Ranch Project exploit potential reserves of 18 BCF plus natural gas with additional reserves of condensate.

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

As part of our strategy to expand our listings, our management and our opportunities globally, we have established a ten-year Performance Stock Incentive Program. The Performance Stock Incentive Program permits up to 30,000,000 shares of our common stock to be earned in stages over ten years where earning occurs on multiplying our assets and production and stockholder value, which would result in the recipients paying in approximately $42,000,000 in capital contribution to move our development forward. The purpose of the Performance Stock Incentive Program is to encourage management to achieve maximal growth and value while putting increased stockholder value ahead of any substantial management benefit. See “Part II. Item 2. Sales of Unregistered Securities.”

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

During fiscal year 2006, we have a material commitment resulting from the terms and conditions of certain private placement subscription agreements received during fiscal year ended December 31, 2005. In accordance with the terms and provisions of these subscription agreements, proceeds from the financings will constitute an interest free loan until the securities are issued and delivered to the respective investors. As of the date of this Quarterly Report, we have one offering of units outstanding as follows: 60,444 units at $0.50 per unit, with each unit consisting of one share of our Common Stock and one share purchase warrant exercisable into one share of our Common Stock at an exercise price of $1.00 for a period of one year.

Amounts Due to/From Related Parties

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. At June 30, 2006, we owed Mr. Spindler an aggregate of $34,530 in unpaid and accrued consulting fees.

Mr. Kerrigan, our previous Co-President and a previous director, derives remuneration from us as compensation for management and consulting services rendered. At June 30, 2006, Mr. Kerrigan had been paid in full by way of debt settlement for common shares.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management and consulting services rendered. At June 30, 2006, we did not owe Mr. Russell any accrued consulting fees.

Mr. Sen, our President, derives remuneration from us as compensation for management and consulting services rendered. At June 30, 2006, we owed Mr. Sen an aggregate of $11,000 in unpaid and accrued consulting fees.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president and chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

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

PETROGUARD COMPANY INC. LITIGATION

On or about September 15, 2004, a lawsuit was filed by Petroguard Company, Inc. (“Petroguard”) against Petrogen, Inc. On or about October 12, 2004, Petrogen, Inc. removes this case to the United States District Court for the Southern District of Texas, Victoria Division, Civil Action No. V-04-94, Petroguard Company, Inc., vs. Petrogen, Inc. and Leo William Kerrigan. The claims made by Petroguard in its complaint against Petrogen, Inc. and Mr. Kerrigan allege conversion, unjust enrichment, fraud and negligent representation, and a request for declaratory judgment and injunctive relief regarding a cease and desist order for utilization and distribution of a three-dimensional seismic survey. The complaint further alleges that Petroguard incurred certain expenses developing the geologic and geophysical interpretations of a three-dimensional seismic survey of approximately 135 square miles constituting Esperitu-Santo Bay and most of Matagorda Island, and that Petrogen wrongfully obtained the seismic survey. Petrogen has responded in its answer to the complaint denying receipt of the seismic data as alleged and counterclaiming that Petrogen is in possession of some related data that is not three-dimensional, which it properly acquired from a company named Fortune. As of the date of this Quarterly Report, this lawsuit was settled pursuant to mutual release and mutual dismissal. Under the terms of the settlement, neither party will be required to make any payments. Our legal counsel is currently in the process of finalizing the documentation relating to the terms of our settlement.

X-CLEARING CORP. LITIGATION

On approximately October 20, 2004, we commenced an action against X-Clearing Corp. our previous transfer agent (“X-Clearing”), in the District Court for the City and County of Denver, State of Colorado, Case No. 04-CV-8749, for return of our stock record documents. X-Clearing Corp. has filed an answer and counterclaim asserting that we are liable to X-Clearing for certain legal expenses incurred by X-Clearing in prosecuting an action against the Depository Trust Company, which legal expenses are undeterminable at this time. As of the date of this Quarterly

Report, we intend to aggressively pursue all such claims and to pursue all such legal actions and remedies against X-Clearing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

To provide capital, as of the date of this Quarterly Report and during the six-month period ended June 30, 2006, we issued 35,376,105 shares of our Common Stock pursuant to private placement offerings, settlement of debt or pursuant to contractual agreements as set forth below, including the issuance of 30,000,000 shares of common stock into escrow under the Performance Stock Incentive Plan.

PRIVATE PLACEMENT OFFERINGS

During the six-month period ended June 30, 2006, we completed four offerings of units. The first offering was for 283,333 units at $0.30 per unit for proceeds of $85,000, with each unit consisting of one common share and one-half share purchase warrant with each full warrant exercisable into one common share of our common stock at an exercise price of $0.60 for a period of one year. The second offering was for 1,900,000 units at $0.25 per unit for proceeds of $475,000, with each unit consisting of one common share only. The third offering was for 200,00 units at $0.25 per unit for proceeds of $50,000, with each unit consisting of one common share and one-half share purchase warrant with each full warrant exercisable into one share of our common stock at an exercise price of $0.50 for a period of one year. The fourth offering was for 416,000 units at $0.50 per unit for proceeds of $208,040, with each unit consisting of one common share and one share purchase warrant exercisable into one share of common stock at an exercise price of $1.00 for a period of one year. The total proceeds from the four offerings aggregated $818,040.

PERFORMANCE STOCK INCENTIVE PLAN

On March 6, 2006, we issued an aggregate of 30,000,000 shares of our restricted Common Stock to seven Participants, of which 30,000,000 shares are being held in escrow for future delivery. The shares of Common Stock were issued pursuant to the transactional exemption under the Securities Act of 1933, as amended (the “Securities Act”) in accordance with Section 4(2).

On March 6, 2006, our Board of Directors, pursuant to unanimous consent, approved the adoption of a performance stock incentive plan – 2006 (the “Performance Stock Incentive Plan”) with an effective date of March 1, 2006 (the “Effective Date”), pursuant to which shares of our restricted common stock will be allocated and issued into escrow in the record name of certain officers, directors and/or employees/consultants as incentives at an original issue price of $0.001 par value per share (the “Escrowed Performance Shares”). The Board of Directors deemed adoption and approval of the Performance Stock Incentive Plan to be in our best interests and those interests of our shareholders based upon an analysis of several factors including, but not limited to the following: (i) to retain and attract the best available personnel as our directors, management, advisers and consultants of the Company (the “Participants”) to enhance the continued successful performance to date of our operational business plan by management; (ii) to create inducements and incentives for the Participants based on achievement of certain performance criteria to encourage maximization of our further operational success and growth, thus creating substantial value for our shareholders; (iii) to provide our management with a measure of control to ensure continuity and successful future performance of our operational business plan goals; and (iv) to simultaneously create combined operational efficiency of incentives for our management and enhancement of our capital by associated realization costs. Based upon the terms and provisions of the Performance Stock Incentive Plan:

(i)

an aggregate of 3,500,000 Escrowed Performance Shares can be purchased pro-rata from escrow by a participant (the “Participant”) at a price of $0.50 per share commencing one year from the Effective Date for up to five years;

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

EXERCISE OF STOCK OPTIONS

During the six-month period ended June 30, 2006, we issued an aggregate of 1,160,298 share of our common stock for the exercise of stock options for aggregate proceeds of $360,224, of which $150,224 was utilized to off-set debt due and owing to one of our directors and to a related party.

SETTLEMENT OF DEBT

During the six-month period ended June 30, 2006, we issued an aggregate of 326,361 shares of our common stock for the settlement of debt of $162,624, of which $45,000 was utilized to off-set debts due and owing to one of our directors and to one of our officers.

BONUSES

During the six-month period ended June 30, 2006, we issued an aggregate of 567,500 shares of our common stock to certain officers and directors for bonuses aggregating $311,750.

TERMINATION AGREEMENT

During the six-month period ended June 30, 2006, we issued an aggregate of 75,000 shares of our common stock valued at $59,250 to one of our consultants in accordance with the terms and provisions of a termination agreement.

WARRANTS

During the six-month period ended June 30, 2006, we issued an aggregate of 447,533 shares of our common stock pursuant to the exercise of warrants for proceeds of $201,390.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

AMENDMENTS TO STOCK OPTION PLAN

On May 10, 2006 and on August 16, 2006, respectively, our board of directors, pursuant to written unanimous consent, approved amendments to the 2004 stock option and incentive plan of the Company (the “Stock Option Plan”).

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

The Stock Option Plan is to be administered by our Board of Directors, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our Common Stock of the Company, not to presently exceed 11,000,000 shares of Common Stock carrying certain anti-dilution provisions as at the date of adoption by our Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan, our Board of Directors shall fix and determine the exercise price at which shares of our Common Stock may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to us.

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

Unless restricted by the option agreement, the exercise price shall by paid by any of the following methods or any combination of the following methods: (i) in cash; (ii) non-forfeitable, unrestricted or restricted shares of Common Stock, which are already owned by the optionee and have a market referenced value at the time of exercise that is equal to the Option price; (iii) any other legal consideration that the Board of Directors may deem appropriate, including without limitation any for of consideration authorized on such basis as our Board of Directors may determine in accordance with the Stock Option Plan; and (iv) any combination of the foregoing. Out Board of Directors in its sole discretion may permit a so-called “cashless exercise” (net exercise of the Stock Options.

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

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws

3.1           Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on March 18, 1999).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on March 18, 1999).
(10)	Material Contracts

10.1        Emily Hawes Field Oil and Lease dated October 24, 2001 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

10.2        Lease Assignment Agreement between James T. Roche and Petrogen, Inc. dated May 20, 2002. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

10.3         Farm-out Agreement with Nortex Corporation. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

10.4         Farm-Out Agreement with Bazno Exploration. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

10.5         Sierra Gas Corp. Purchase Agreement with Petrogen Corp. dated May 8, 2003. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

10.6         Farm-In Acquisition Agreement between Coronado Oil Co. and Petrogen, Inc. dated December 31, 2002. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

10.7        Assignment and Bill of Sale between Crown Royalties and Petrogen, Inc. dated December 16, 2002. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

10.8        Memorandum of Understanding between Adam Fees Properties Inc. and Petrogen International Limited dated August 4, 2003. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004)

10.9        Memorandum of Understanding between Adam Fees Properties, Inc. and Petrogen International Limited dated September 3, 2003. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004)

10.10       Debenture Agreement between Petrogen Corp. and Acceder Technology Pte. Ltd. dated for reference August 5, 2004. (incorporated by reference from our Current Report on Form 8-K filed on August 18, 2004)

10.11       2004 Stock Option Plan for Petrogen Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

10.12       Amended Management Consulting Services Agreement among Petrogen Corp., Petrogen, Inc. and Leo William Kerrigan dated for reference effective February 12, 2003, executed effective August 18, 2003. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

10.13       Amended Management Consulting Services Agreement among Petrogen Corp., Petrogen, Inc. and Sacha Spindler dated for reference effective February 12, 2003, executed effective August 18, 2003. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

(14)	Code of Ethics

14.1         Code of Business Conduct and Ethics (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2005).

(21)	Subsidiaries

Petrogen, Inc., a Colorado company

(31)	Section 302 Certifications
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

PETROGEN CORP.

By: /s/ Sacha S. Spindler

Sacha H. Spindler

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Brian Fiddler

Brian Fiddler

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: August 12, 2006