Form 10KSB/A
period 2005-12-31
PETROGEN CORP
filed 2006-09-06
CIK 1057226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [    ]

Commission file number 0-25579

PETROGEN CORP.

(Name of small business issuer in its charter)

Nevada	97-0571853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

322-2000 South Dairy Ashford Houston, Texas	77077
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (281) 497-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Check whether the issuer is a blank check company as defined under the Exchange Act.

Yes [	]	No ☒

State issuer’s revenues for its most recent fiscal year.  $201,628

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2006: $15,125,542.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

67,676,807 common shares issued and outstanding as of April 13, 2006.

Documents Incorporated by Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (i) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the “Securities Act”). The listed documents should be clearly described for identification purposes.

None

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

AMENDMENTS TO FORM 10-KSBA

In fiscal year 2004, the Company reclassified $105,716 in operator fees to general and administration expenses, the reclassification did not affect assets, liabilities or stockholders’ equity. See Note 2 – Summary of Significant Accounting Policies under Oil and Gas Properties.

We have restated the Statement of Stockholders’ Equity to properly reflect the reverse recapitalization of the past share activity of the entity gaining control to reflect the equivalent number of shares received in the acquisition. Costs associated with the reverse merger totaling $60,000 and the fair value of the share purchase warrants of $357,800 were previously charged directly to stockholders’ deficit but have now been expensed as non-recurring costs of the share exchange. See Note 3 – Acquisition of Petrogen Inc.

Table of Contents

PART 1
Item 1.	Description of Business	4
	Business Development	4
	Current Business Operations	5
	Oil and Gas Properties	5
	Employees	14
	Risk Factors	14
ITEM 2.	Description of Properties	20
ITEM 3.	Legal proceedings	20
ITEM 4.	Submission of Matters to a Vote of Securities Holders	21
PART II
ITEM 5.	Market for Common Equity and Related Stockholders Matters	21
	Market Information	21
	Holders	21
	Dividends	21
	Securities Authorized for Issuance under Equity Compensation Plans	22
	Recent Sales of Unregistered Securities and Changes in Control of the Company	24
ITEM 6.	Management’s Discussion and Analysis or Plan of Operation	26
	Results of Operation	26
	Liquidity and Capital Resources	27
	Plan of Operation	28
	Material Commitments	30
	Off-Balance Sheet Arrangements	31
ITEM 7.	Financial Statements	31
	Index to Financial Statements	32
	Auditors’ Report	33
	Consolidated Balance Sheets	34
	Consolidated Statements of Operations	35
	Consolidated Statements of Cash Flows	36
	Consolidated Statements of Stockholders’ Equity [Deficit]	37
	Notes to the Consolidated Financial Statements	41
ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Statements	56
ITEM 8A.	Controls and Procedures	56
ITEM 8B.	Other Information	56
PART III
ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with 16(a) of the Exchange Act	56
	Identification of Directors and Executive Officers	56
	Involvement in Certain Legal Proceedings	57
	Audit Committee	58
	Audit Committee Financial Expert	58
	Compliance with Section 16(a) of the Exchange Act	58
ITEM 10.	Executive Compensation	58
	Compensation of Officers and Directors	58
	Summary Compensation Table	60
	Stock Options/SAR Grants Table	60
	Aggregated Options/SAR Exercises	60
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
ITEM 12.	Certain Relationships and Related Transactions	62
	Indemnification of Directors and Officers	62
ITEM 13.	Exhibits.	62
ITEM 14.	Principal Accountant Fees and Services	63
	Audit Fees	63
	Financial Information Systems Design and Implementation Fees	63
	All Other Fees	63
SIGNATURES		63

FORWARD LOOKING STATEMENTS

This Annual Report contains “forward-looking statements”, as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

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

Moreover, the Securities and Exchange Commission (the "SEC") permits oil and gas companies, in their filings with the SEC, to disclose only proved reserves that a company has demonstrated by actual production or conclusive formation tests to be economically and legally producible under existing economic and operating conditions. As of the date of this Annual Report, we have not reported nor filed any reserve estimates with any Federal agencies. In this Annual Report, the term “total potential reserves” is used, which is intended to include an aggregate of proved reserves, probable reserves and possible reserves. SEC guidelines strictly prohibit publicly traded companies from including probable and possible reserves in their filings with the SEC. Where possible, absent omissions, when the phrase “potential reserves” is referenced, it is followed by an asterisk (*) to remind the investor of this cautionary note.

Available Information

Petrogen Corp. files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC website at http://www.sec.gov

PART 1

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

On October 11, 2002, effective February 12, 2003, Hadro Resources, Inc. (now known as Petrogen Corp.), Petrogen, Inc. (“Petrogen”) and the shareholders of Petrogen (the “Petrogen Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, we acquired from the Petrogen Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Petrogen and issued 7,000,000 shares of our restricted common stock to the Petrogen Shareholders in proportion to their respective holdings in Petrogen.

In accordance with the terms of the Share Exchange Agreement: (i) Petrogen became our wholly-owned subsidiary; (ii) we changed our name to “Petrogen Corp.” and our trading symbol to “PTGC” and (iii) our sole business operations are as an independent oil and gas development and production company.

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

CURRENT BUSINESS OPERATIONS

As of the date of this Annual Report, we are an independent oil and natural gas development and production company specializing in the development of domestic energy including, but not limited to, the acquisition, development and exploration of oil and natural gas properties throughout the State of Texas and the Texas Gulf Coast region with operations based in Houston, Texas. We are together with our wholly owned subsidiary, Petrogen, Inc. (“Petrogen”), a junior domestic upstream natural gas development company focused on acquiring, developing and producing known previously producing natural gas reserves in well known high impact and mature hydrocarbon rich areas. Our core business strategy is to acquire interests in fields that have potential natural gas reserves and development and expansion opportunities as well as to acquire properties that have previously produced natural gas from formerly and currently producing proved developed reserves.

Our principal geographic areas of focus lie in the Gulf of Mexico and the Texas Permian Basin regions, with core assets presently located in the Emily Hawes Field on the Texas Gulf Coast, and the Tiller Ranch Field in the Texas Gulf Coast. Non-core assets include Enos Creek Field in central Wyoming and Baxterville Field in southern Gulf Coast of Mississippi. We have acquired the rights and are currently developing our interests in our two core properties spanning over approximately 2,554 net acres with what management believes to be hydrocarbon development opportunities that represent potential oil and natural gas reserves in several that could be developed with targeted development efforts. Management anticipates that our ongoing efforts, subject to adequate funding being available, will be primarily focused upon the development and expansion our Texas properties, through the drilling of new wells into what management anticipates will thereafter be proven producing hydrocarbon reserves. Currently, we are assessing divestiture opportunities related to our Mississippi and Wyoming properties. Additionally, we have previously held options and rights of first refusal to develop some 15,000 gross acres of prospects in the Texas Permian Basin region and the Adams Ranch and Harrell Ranch (the Permian Basin Fields). After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing hydrocarbon development, as well as taking into consideration management’s focused agenda to develop the Texas Gulf Coast properties exclusively going forward, management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. Management has no further plans at this time to attempt to re-engage in potential opportunities to develop potential prospects in the Texas Permian Basin. We plan to continue building and increasing a strategic base of proven hydrocarbon reserves and production opportunities within the Texas Gulf Coast region that represent outstanding growth opportunities for us and our shareholders over the immediate, near and long term.

Oil and Gas Properties

As of the date of this Annual Report, we have not reported nor filed any reserve estimates with any Federal agencies. Plans to commence production from certain properties were initiated within the period of this Annual Report. We maintain approximately an aggregate of 2,554 net developed and undeveloped acreage pursuant to leases and/or concessions as discussed below. The following is a description of our oil and gas operations.

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

We further announced completion of the analysis and development operations of the EH-3A and the successful four-point gas test on the lower Miocene sand. The Miocene sand tested at 978 mcf per day of natural gas on a 14/64” choke with flowing tubing pressure of 1395 psi. The final shut-in pressure was recorded at 1950 psi, and calculated absolute open flow was recorded at 1,998 mcf per day of natural gas.

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

Present Activities – Emily Hawes #3-1. On May 7, 2005, crews were mobilized to the Emily Hawes Field Project and immediately began the extended production test. We completed an extended test of the Emily Hawes #3-A well as part of the well’s completion and pipeline connection program. The extended test resulted in a stabilized natural gas production rate of 750 mcfgd through a 12/64” choke. During the months of May and June 2005, we completed the well by utilizing a gravel pact and connecting the well to our gas gathering pipeline on Matagorda Island.

On July 22, 2005, we commenced sales of natural gas from the Emily Hawes #3-A. During third quarter 2005, natural gas production from the Emily Hawes #3-A fluctuated from 250,000 cubic feet of gas per day (mcfgd) to 1,500 mcfgd through a 12/64” choke, during which time we received daily sales prices for our natural gas production ranging from $10.00 per mcfg up to as high as $15.05 per mcfg, while recovering completion fluids and encountering high pipeline pressures. We believe that completion of the Emily Hawes #3-A well bore and pipeline hook-up marked the inflection point of our business model from an investment-stage company to an operational-stage company, and has provided the platform to ‘prove up’ a portion of the Emily Hawes Field’s estimated recoverable 12.3 bcf of gross potential formerly producing reserves.

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

Natural gas production and sales commenced early January 2006 from the TR#1, and preliminary daily natural gas flow from the TR#1 is currently being produced at rates averaging 650+ MCFD and approximately 5 BCD utilizing an initial small 5/64” choke size. As of the date of this Annual Report, we are conducting comprehensive analyses towards optimizing future production rates thereby maximizing total project value to our shareholders. We believe that at full maturity, TR#1 may generate between $2,500,000 and $3,000,000 annually in free cash flow to us.

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

Matagorda Island Pipeline

On March 31, 2005, we entered into a purchase agreement (the “Purchase Agreement”) with Timothy Roche (“Roche”) pursuant to which we purchased the natural gas transmission pipeline located on Matagorda Island. In accordance with the Purchase Agreement: (i) we issued to Roche 175,000 shares of our restricted common stock at $0.50 per share for an aggregate value of $87,500; (ii) we further agreed to pay additional consideration to Roche a royalty of $0.16 per mcfg transmitted through the pipeline up to $50,000 and, thereafter, $0.12 per mcfg transmitted through the pipeline, both amounts which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 bcf. As a result of consummation of the Purchase Agreement, we control the only gas gathering right-of-way on Matagorda Island, as this is the only existing pipeline on Matagorda Island. This ownership results in our ability to transport our own natural gas from the Emily Hawes Field as well as to transport natural gas from other operators on Matagorda Island. We believe that the Matagorda Island natural gas pipeline has the capacity to transport up to 20,000,000 gross cubic feet of natural gas per day. Previously, we conducted integrity tests on the Matagorda Island pipeline and repaired minor damages to the pipeline to ensure that transmission capacity would be in place prior to anticipated natural gas production from Emily Hawes Field. As of the date of this Annual Report, the pipeline is operating efficiently in the transportation of natural gas produced from Petrogen’s Emily Hawes Field property.

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

As of the date of this Annual Report, the Moody #6 and the SJ Hooper #1 well bore are in a shut-in status as they are not producing any economic quantities of hydrocarbons. Management has elected to allow the oil and gas leases associated to the Baxterville Field to lapse as we have determined that further development in Baxterville Field is not economically viable for the Company and does not fit within Petrogen’s mandate of developing Texas Gulf Coast hydrocarbon opportunities. However, Petrogen remains owner and in control of all the associated wellbores located within the legal limits of Baxterville Field and has made plans in cooperation with the oil and gas authority of the State of Mississippi to plug and abandon all Petrogen wells within the next twenty four months.

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

The Brown Government Lease consists of twelve wells previously drilled and completed, of which six have been oil productive, three gas productive, one dually completed as both oil and gas productive, and two as dry holes. We reformulated an operations agenda with the Wyoming Bureau of Land Management, which was initiated during the month of September 2003. However, as of the date of this Annual Report, plans are underway to commence operations with the Bureau’s assistance for third quarter 2006.

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

Drilling Activity

The following table sets forth the results of our drilling activity as of December 31, 2005:

Gross Wells			Net Wells
Total (3)	Producing (2)	Dry (NIL)	Total (2.118)	Producing (1.412)	Dry (NIL)
	Shut-in (1)			Shut-in (.706)

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

Producing Wells and Acreage

Gross and Net Productive Gas Wells, Developed Acreage and Overriding Royalty Interests

Productive wells and developed acres. The tables below set forth our leasehold interest in productive and shut-in wells, and in developed acres, at December 31, 2005:

Prospect	Gross(1)	Net (2)
Emily Hawes Field	3	2.325
Tiller Ranch Field	2	1.412
Baxterville Field	5	4.32
Enos Creek Field	3	2.475

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

Developed Acreage Table (1)

Prospect	Gross (2)	Net (3)
Emily Hawes Field	1,571	1,156
Tiller Ranch Field	822	575

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

Undeveloped Acreage

Leasehold Interests

The table below sets forth our leasehold interest in undeveloped acreage at December 31, 2005:
Prospect	Gross	Net
Enos Creek Field	440	330
Baxterville Field	660	495

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

Oil and Gas Regulation

The governmental laws and regulations which could have a material impact on the oil and gas exploration and production industry are as follows:

Drilling and Production

Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribes, in which we operate also regulate one or more of the following: (i) the location of wells; (ii) the method of drilling and casing wells; (iii) the rates of production or “allowables” (iv) the surface use and restoration of properties upon which wells are drilled and other third parties; (v) the plugging and abandoning of wells; and (vi) notice to surface owners and other third parties.

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

Natural Gas Sales Transportation

Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission (“FERC”) has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide nondiscriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. Under FERC’s current regulatory regime, transmission services must be provided on an open-access, non-discriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive.

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

Waste Disposal

The Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes, affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of “hazardous wastes” and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute “solid wastes”, which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

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

EMPLOYEES

As of the date of this Annual Report, we do not employ any persons on a full-time or on a part-time basis. Mr. Sacha Spindler, our Chief Executive Officer, and Mr. Sam Sen, our President, are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek employees as necessary in our best interests. The following lists describes certain services performed for us by consultants. See "Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

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

We have received a going concern opinion from our independent auditors. We have received a going concern opinion from our independent auditor’s report accompanying our December 31, 2005 and 2004 consolidated financial statements. The independent auditor’s report accompanying our December 31, 2005 and 2004 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Risks Related to our Common Stock

Sales of a substantial number of share or our Common Stock into the public market may result in significant downward pressure on the price of our Common Stock. Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our Common Stock and could affect your ability to realize the current trading price of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market by certain stockholders could cause a reduction in the market price of our Common Stock. As of the date of this Annual Report, we have 67,676,807 shares of Common Stock issued and outstanding. As of the date of this Annual Report, there are 38,016,919 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2005, there are an aggregate of 5,130,277 Stock Options and 3,807,000 Warrants outstanding.

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

As of March 6, 2006, our Board of Directors authorized and approved the adoption of Performance Stock Incentive Plan (the “Performance Stock Incentive Plan”), pursuant to which an aggregate of 30,000,000 shares of our restricted Common Stock were issued to certain officers, directors and consultants. The 30,000,000 shares of restricted Common Stock are subject to an escrow and can be acquired by the respective individual upon achievement by us of certain milestones. See “Item 5. Market for Common Equity and Related Stockholders Matters” and “Item 10. Executive Compensation.”

Our Common Stock is classified as a “penny stock” under SEC rules which limits the market for our Common Stock. Our Common Stock is classified as a "penny stock" under SEC rules which limits the market for our Common Stock. Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the Common Stock is less than $5 per share, the Common Stock is classified as a "penny stock." Our stock has not traded above $5 per share. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our Common Stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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

SETTLEMENT OF DAVIS GULF COAST LITIGATION

On or about April 6, 2005, Petrogen, Inc. filed a lawsuit against Davis Gulf Coast (“Davis”) in the 55th Judicial District Court of Harris County, Texas, Civil Action No. 2004-65553. The claims made by Petrogen in its complaint against David generally allege breach of contract. Previously, Petrogen and Davis had entered into an agreement pursuant to which Davis agreed to provide support and services for the drilling program on Matagorda Island. The complaint alleges that David breached its agreement by failing to perform services in a timely and proper manner. Davis has filed an answer and counterclaim to the complaint alleging that Petrogen failed to compensate it in the amount of $177,234.53. On August 12, 2005, Petrogen and Davis entered into a settlement agreement. The parties have at all times denied all allegations asserted by each party, however, the parties desire that all matters in dispute between them be terminated and resolved without further legal proceedings.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our Common Stock is traded on the OTC Bulletin Board under the symbol "PTGC" and on the Frankfurt and Berlin Stock Exchanges in Germany under the symbol “PTD”. The market for our Common Stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Petrogen Corp. Stock Option Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2005:

Equity Compensation Plan Information

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding (a)) (c)
Equity compensation plans approved by security holders
Stock Options	5,130,277	$0.44	2,215,000
Equity compensation plans not approved by security holders
Warrants(1)	3,642,000 165,000	$0.50 $0.25	-0- -0-
Total	8,937,277		2,215,000
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

Emily Hawes Debt Conversion

During fiscal year ended December 31, 2005, we approved the issuance of an aggregate of 235,030 shares of our restricted Common Stock to McAda Drilling Fluids, Inc. (“McAda”) in connection with a debt settlement. Pursuant to certain services provided by McAda on the Emily Hawes Field, we incurred an aggregate debt of $82,260.34 to McAda. In accordance with a debt agreement with McAda, McAda agreed to convert the aggregate debt of $82,260.34 into 235,030 shares of our Common Stock at the approximate rate of $0.35 per share.

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

Finders’ Fee

During fiscal year ended December 31, 2005, our Board of Directors approved the issuance to Michael Tan of an aggregate of 671,400 shares of our restricted Common Stock in accordance with the terms and provisions of a finders’ fee agreement which required issuance of the number of shares equivalent to 10% of all units sold (6,284,000 units) in a private placement offering during fiscal year ended December 31, 2004. The shares of Common Stock were issued pursuant to the transactional exemption under the Securities Act in accordance with Regulation S. Mr. Tan acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Note Receivable

During fiscal year ended December 31, 2005, our Board of Directors approved the issuance to Peter Jensen of an aggregate of 1,250,000 shares of our Common Stock at a price of $0.30 per share for aggregate consideration of $375,000. The consideration for acquisition of the shares of Common Stock is evidenced by a non-interest bearing promissory note dated April 4, 2005 between us as lender and Mr. Jensen as borrower (the “Note Receivable”). Pursuant to the terms and provisions of the Note Receivable: (i) Mr. Jensen is to pay the principal amount of $375,000 to us by September 30, 2005 (received) by either cash or delivery of shares of our Common Stock at the greater of the then market value of $0.30 per share at the time of tendering the principal amount due; and (ii) in the event the principal amount is not repaid in accordance with such terms, interest shall accrued at five percent (5%) per annum.

Stock Options Exercised

During fiscal year ended December 31, 2005, we issued an aggregate of 2,306,123 shares of our common stock pursuant to the exercise of 2,306,123 Stock Options at exercise prices ranging from $0.50 to $0.75 per share, for aggregate proceeds of $868,949, of which $303,949 was utilized to off-set debt owing to one of our directors and five consultants.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors”. Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

SUMMARY OF FINANCIAL DATA

The summarized consolidated financial data set forth in the table below is derived from and should be read in conjunction with our audited consolidated financial statements for the period from inception to the fiscal year ended December 31, 2005, including the notes to the financial statements which are included elsewhere in this Annual Report.

For Fiscal Year Ended December 31, 2005 (audited)
Revenue	$ 201,628
Net Loss	(3,065,271)

Working Capital Deficit	$ (1,595,169)
Total Assets	3,875,154
Total Number of Shares of Common Stock	32,873,500
Stockholders’ Equity	1,105,250

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Our net losses during fiscal year ended December 31, 2005 were approximately ($3,065,271) compared to ($4,003,722) during fiscal year ended December 31, 2004 (a decrease of $938,451). During fiscal year ended December 31, 2006, we recorded revenue in the aggregate amount of $201,628 consisting of $199,013 in gas sales revenue and $2,615 in interest income compared to revenue in the aggregate amount of $1,596 consisting of interest income recorded during fiscal year ended December 31, 2004 (an increase of $200,032 or 125.33%). The increase in revenue was primarily a result of the sale of natural gas produced from the wells brought into production. We incurred operating expenses of $11,258 (2004: $-0-) for depletion and $45,450 (2004: $-0-) in lease operating expenses.

During fiscal year ended December 31, 2005, we incurred operating expenses of approximately $3,210,191 compared to operating expenses of $4,005,318 incurred during fiscal year ended December 31, 2004 (a decrease of $795,127 or 19.85%). The operating expenses incurred during fiscal year ended December 31, 2005 consisted of: (i) $1,448,652 (2004: $546,286) in general and administrative expenses; (ii) $801,750 (2004: $609,000) in management and consulting fees – related party; (iii) $303,921 (2004: $521,674) in professional fees; (iv) $16,673 (2004: $4,979) in depreciation; (v) $259,900 (2004: $2,046,650) in management and consulting fees – stock based compensation; (vi) $23,891 (2004: $52,428) in interest expense; (vii) $-0- (2004: $224,301) in loss on settlement of debt; (viii) $245,600 in financing fees (2004: $-0-); and (ix) $109,804 in impairment of oil and gas properties (2004: $-0-).

General and administrative expenses increased during fiscal year ended December 31, 2005 compared to the same period in 2004 due to increased operational costs resulting from the increased number of operational wells. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing and consulting costs. The management and consulting fees – stock based compensation relating to the fair valuation of stock bonus received and stock options granted decreased during fiscal year ended December 31, 2005 compared to the same period due to a decrease in the number of Stock Options granted to our officers and directors. Depreciation expense increased during fiscal year ended December 31, 2005 compared to the same period primarily the result of the increase in depreciation resulting from the purchase of equipment. Professional fees also decreased during fiscal year ended December 31, 2005 compared to the same period due to the reduction of litigation and acquisitions. A loss on settlement of debt was incurred during fiscal year ended December 31, 2004, which was not incurred during fiscal year ended December 31, 2005.

During fiscal year ended December 31, 2005, we recorded a loss from operations of ($3,067,886) (2004: ($4,005,318) ) and interest income of $2,615 (2004: $1,596) resulting in a net loss of ($3,065,271) (2004: ($4,003,722) ).

The overall decrease in operating expenses during fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004 was primarily due to the decrease in management fees – stock based compensation relating to the fair valuation of stock bonus received and Stock Options granted.

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. During fiscal year ended December 31, 2005, approximately $207,000 was incurred by us to Mr. Spindler for management and consulting services rendered, and an additional $245,000 was incurred by us to Mr. Spindler as bonus management fees. At December 31, 2005, Mr. Spindler owed an aggregate of $4,529 relating to an advance on expenses. See “Item 10, Executive Compensation.”

Mr. Kerrigan, our prior Co-President and director, derived remuneration from us as compensation for management and consulting services rendered. During fiscal year ended December 31, 2005, approximately $67,500 was incurred by us to Mr. Kerrigan for management and consulting services rendered, and an additional $122,500 was incurred by us to Mr. Kerrigan as bonus management fees. As of the date of this Annual Report, Mr. Kerrigan will also receive severance fees of $121,500. At December 31, 2005, we owed Mr. Kerrigan an aggregate of $142,724 relating to accrued management fees and bonuses. Effective October 7th, 2005, Mr. Kerrigan tendered his resignation as Co-President and as a director. See “Item 10, Executive Compensation.”

Mr. Sen, our President, derives remuneration from us as compensation for management services rendered. During fiscal year ended December 31, 2005, approximately $120,000 was incurred by us to Mr. Sen for management fees, and an additional $93,000 was incurred by us to Mr. Sen as bonus management fees. At December 31, 2005, we owed Mr. Sen an aggregate of $65,000 for accrued management fees. See “Item 10, Executive Compensation.”

Mr. Fiddler, our chief Financial Officer, derives remuneration from us as compensation for management services rendered. During fiscal year ended December 31, 2005, approximately $36,000 was incurred by us to Mr. Fiddler for management fees, and an additional $16,250 was incurred by us to Mr. Fiddler as bonus management fees. At December 31, 2005, we owed Mr. Fiddler an aggregate of $-0 for accrued management fees. See “Item 10, Executive Compensation.”

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. During fiscal year ended December 31, 2005, approximately $72,000 was incurred by us to Mr. Russell for management fees. During fiscal year ended December 31, 2005, Mr. Russell exercised an aggregate of 172,667 Stock Options at various exercise prices and accepted a debt settlement of 35,000 shares of our Common Stock for aggregate proceeds of $126,500, which amount was utilized by us to offset the aggregate amount of management fees due and owing Mr. Russell. Thus, at December 31, 2005, we owed Mr. Russell an aggregate of $4,000 for accrued management fees. See “Item 10, Executive Compensation.”

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

We believe, however, that fiscal year 2005 proved to be a very successful year for us. Our management positioned us to develop our interests specifically within the Texas Gulf Coast region as out primary area of operational focus going forward through development of the Emily Hawes Project and the Tiller Ranch Project. We believe that implementation of a well defined operations strategy over the past twelve months has led to proving up natural gas and condensate reserves on both of these key properties through the development of successful new well completions, resulting a substantial increase in reserves, hydrocarbon sales and revenues and further definition of the geologic aspect of the fields that bode exceptionally well for our strong continued growth in natural gas and condensate production and revenues into the future.

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

We are confident that at least three additional step-out wells can be completed at the Emily Hawes Project. We believe that a successful program would result in proving up reserves of approximately 12 BCF plus of natural gas in the Basal Miocene alone.

Significant additional reserve potential exists in the deeper Frio Formation, which we will attempt to exploit over the course of the next two years in a move to significantly expand the ultimate production, revenues and reserve potential of the Emily Hawes Project.

As part of our Texas Gulf Coast mandate, our management has positioned us to have complete control of the distribution of our hydrocarbon products. To that end, we have acquired and constructed the entire natural gas gathering and transportation facilities and pipelines within the areas adjacent to and upon both f our currently producing Gulf Coast properties, effectively managing the distribution of our commodities right up to the sales interconnect points. We believe that this streamlined, integrated business model has resulted in additional realized value through our ability to generate additional revenues through transportation tariffs to third party operators in those areas.

Throughout our fiscal strategy evolution and growth mandate, we have been very cognizant and proactive on developing our continuous financial strength over the course of our operational history. We believe that through a well planned and executed development agenda, we have developed from the seed stage development through start-up to the current development activities of our early stage growth strategy. In keeping with this focused and disciplined fiscal approach, we have not incurred any form of senior or subordinated debt. It has long been the goal of our management to minimize debt so that it would not be a consideration in our early stage growth model. We were originally positioned with known high-quality hydrocarbon assets in high impact regions such as the Texas Gulf Coast and set forth to develop those assets with capital that was raised through equity infusions only. The result is that we as operator of those assets and our shareholders maintain 100% control of our assets rather than having pledged those assets in exchange for a substantially higher risk development platform comprised of debt. Our revenue stream is not encumbered by any form of financing or servicing of debt.

As a logical step regarding our next phase of growth, our management is currently assessing numerous opportunities in a number of key areas both corporately and operationally. Particularly, we have initiated the evaluation of several international producing properties for the purpose of acquisition, on which we plan to begin negotiations and work toward consummation of acquisition agreements with fiscal year 2006. Potential acquisitions from the opportunity set currently under review would result in our immediate entry into the global energy arena and provide instant positive impact on our earnings and profits and financial performance indicators. These potential new assets, along with the ongoing development and success of our Texas Gulf Coast assets proven up during fiscal year 2005, would cumulatively provide an even greater platform for achieving all corporate and operational targets along these key criteria.

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

As part of our strategy to expand our listings, our management and our opportunities globally, we have established a ten-year Performance Stock Incentive Program. The Performance Stock Incentive Program permits up to 30,000,000 shares of our common stock to be earned in stages over ten years where earning occurs on multiplying our assets and production and stockholder value, which would result in the recipients paying in approximately $42,000,000 in capital contribution to move our development forward. The purpose of the Performance Stock Incentive Program is to encourage management to achieve maximal growth and value while putting increased stockholder value ahead of any substantial management benefit. See “ Item 5. Market For Common Equity and Related Stockholder Matters – Recent Issuances of Unregistered Securities.”

During fiscal year ended December 31, 2004, we completed a private placement offering whereby we issued 7,284,000 Units for gross proceeds of $1,821,000. Each Unit consisted of one share of common stock, one-half of one share purchase warrant (the “Share Purchase Warrant”) and one piggyback warrant (the “Piggyback Warrant”). Each whole Share Purchase Warrant entitled the holder thereof (collectively, the “Investor”) to purchase one additional share of our restricted common stock until September 30, 2005 at a purchase price of $0.50 per whole Share Purchase Warrant. Each Piggyback Warrant entitled the Investor to purchase one additional share of common stock until January 31, 2006 at a purchase price of $1.00 per Piggyback Warrant, and only if the Warrants were first exercised in full.

During fiscal year ended December 31, 2005, we entered into agreements with certain of the Investors to opt to surrender for cancellation the Piggyback Warrants and to re-price the $.50 half warrants to $.45 per whole exercised warrants held of record by the respective Investor (collectively, the Agreements”), in order to prevent dilution and to help attract investors for future possible financings. As of the date of this Annual Report, all Investors have entered into an Agreement.

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

Private Placement Offering Loan

We have a material commitment resulting from the terms and conditions of certain private placement subscription agreements received during fiscal year ended December 31, 2005. In accordance with the terms and provisions of these subscription agreements, proceeds from the financings will constitute an interest free loan until the securities are issued and delivered to the respective investors. As of the date of this Annual Report, the Company has four offering of units outstanding. The first offering is for 283,334 units at $0.30 per unit, each unit consisting of one common share and 1/2 share purchase warrant; each full warrant exercisable into one common share of the Company at an exercise price of $0.60 for a period of one year. The second offering is for 1,900,000 units at $0.25 per unit, each unit consisting of one common share only. The third offering is for 200,000 units at $0.25 per unit, each unit consisting of one common share and 1/2 share purchase warrant, each full warrant exercisable into one common share of the Company at an exercise price of $0.50 for a period of one year. The fourth offering is for 416,080 units at $0.50 per unit, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $1.00 for one year. The Company received $250,000 towards a future private placement, the terms of which have not yet been finalized. The Company also received $141,390 for the exercise of 314,200 outstanding warrants at $0.45. Subsequent to year end the Company issued 2,799,413 shares under these private placements.

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

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Petrogen Corp.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Petrogen Corp. (An Exploration Stage Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the period from November 15, 2001 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2005 and 2004, and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended and the period from November 15, 2001 (inception) to December 31, 2005, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations, has incurred substantial losses to date and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dale Matheson Carr-Hilton LaBonte

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 5, 2006

PETROGEN CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004 (as restated*)

ASSETS
CURRENT ASSETS
Cash	$ 817,720	$ 827,326
Restricted cash	45,000	45,000
Accounts receivable	241,740	170,863
Notes receivable (Note 3)	14,114	34,096
Prepaids and deposits	56,161	40,571

	1,174,735	1,117,856

FURNITURE AND EQUIPMENT, net of depreciation of $23,357 (2004 - $6,685)	49,479	30,931
OIL AND GAS PROPERTIES, UNPROVED, net of depletion of $11,258 (2004 – NIL) (Note 4)	2,650,940	1,475,409

	$ 3,875,154	$ 2,624,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,172,583	$ 820,189
Note payable	74,310	-
Current portion of debentures payable	-	4,554
Advances payable	43,438	-
Private placement subscription proceeds received (Note 5)	1,209,430	45,000
Due to related parties (Note 6)	270,143	155,233

	2,769,904	1,024,976
CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY (Note 7)
Common stock, $0.001 par value, 100,000,000 shares authorized
32,873,500 (2004 – 27,221,581) shares issued and outstanding	32,874	27,222
Additional paid-in capital	10,167,668	7,684,369
Obligation to issue shares	59,250	-
Common stock purchase warrants	205,200	182,100
Deficit accumulated during the exploration stage	(9,359,742)	(6,294,471)

	1,105,250	1,599,220

	$ 3,875,154	$ 2,624,196

* See Note 12

The accompanying notes are an integral part of these consolidated financial statements

PETROGEN CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004 (as restated*)	November 15, 2001 (Inception) to December 31, 2005 (as restated*)

REVENUE
Gas sales	$ 199,013	$ -	$ 199,013

OPERATING EXPENSES
Depletion	11,258	-	11,258
Lease operating expenses	45,450	-	45,450

	56,708	-	56,708

OPERATING PROFIT	142,305	-	142,305

EXPENSES
Depreciation	16,673	4,979	23,357
Financing fees	245,600	-	245,600
General and administrative	1,448,652	546,286	2,440,166
Impairment of oil and gas properties	109,804	-	109,804
Interest expense	23,891	52,428	166,715
Loss on settlement of debt	-	224,301	239,448
Management and consulting fees – related party (Note 6)	801,750	609,000	1,704,895
Management and consulting fees – stock based compensation (Note 8)	259,900	2,046,650	3,028,995
Non-recurring costs of share exchange	-	-	417,800
Professional fees	303,921	521,674	1,129,478

	3,210,191	4,005,318	9,506,258

LOSS FROM OPERATIONS	(3,067,886)	(4,005,318)	(9,363,953)

OTHER INCOME (EXPENSES)
Interest income	2,615	1,596	4,211

	2,615	1,596	4,211

NET LOSS	$ (3,065,271)	$ (4,003,722)	$ (9,359,742)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.10)	$ (0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	30,171,562	18,008,981

* See Note 12

The accompanying notes are an integral part of these consolidated financial statements

PETROGEN CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2005	Year ended December 31, 2004	November 15, 2001 (inception) to December 31, 2005 (as restated*)
			(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,065,271)	$ (4,003,722)	$ (9,359,742)
Adjustments to reconcile net loss to net cash used in operating activities:
- depletion	16,673	-	23,357
- depreciation	11,258	4,979	11,258
- accounts receivable	169,123	(170,863)	(1,740)
- accrued interest receivable	(1,614)	1,596	(18)
- prepaids and deposits	(15,590)	(40,571)	(56,161)
- accrued interest expense	-	32,421	81,717
- accounts payable	758,438	470,011	1,429,781
- advances payable	43,438	-	43,438
- obligation to issue shares	-	32,500	-
- loss on settlement of debt	-	224,301	239,448
- accrued management fees	-	-	84,500
- non-recurring costs of share exchange	-	-	417,800
- impairment of oil and gas properties	109,804	-	109,804
- stock-based compensation	259,900	2,046,650	3,028,995
- expenses paid by the issuance of shares	1,148,830	497,707	1,649,037
NET CASH USED IN OPERATING ACTIVITIES	(565,011)	(904,991)	(2,298,526)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of furniture and equipment	(35,221)	(30,098)	(72,836)
Oil and gas properties	(1,449,093)	(733,486)	(2,612,100)
Pre reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
NET CASH USED IN INVESTING ACTIVITIES	(1,484,314)	(763,584)	(2,584,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	1,399,430	2,060,500	4,123,040
Warrants	18,600	-	18,600
Restricted cash	-	(45,000)	(45,000)
Notes payable	-	(10,061)	(36,920)
Loans payable	-	(75,000)	-
Debenture payable	-	(89,006)	(138,302)
Loans receivable	375,000	550,000	925,000
Cash advances from former related parties	-	-	318,990
Advances from related parties	246,689	96,091	534,906
NET CASH FLOWS FROM FINANCING ACTIVITIES	2,039,719	2,487,524	5,700,314

(DECREASE) INCREASE IN CASH	(9,606)	818,949	817,720

CASH, BEGINNING OF YEAR	827,326	8,377	-

CASH, END OF YEAR	$ 817,720	$ 827,326	$ 817,720

Non-cash transactions: Refer to Notes 3 and 7.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

* See Note 12

The accompanying notes are an integral part of these consolidated financial statements

PETROGEN CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	Common Stock (as restated*)		Additional		Share Purchase Warrants (as restated*)	Deficit Accumulated during the Exploration Stage (as restated*)	Total Stockholders’ Equity (Deficit) (as restated*)
	Number of Shares	Amount	Paid-in Capital (as restated*)	Obligation to issue shares (as restated*)

Stock issued for cash, November 15, 2001 (Date of Inception)	6,521,555	$ 6,522	$ (6,412)	$ -	$ -	$ -	$ 110
Stock issued for cash, May 3, 2002	5,929	6	(6)	-	-	-	-
Stock Issued for oil and gas property, May 20, 2002	44,465	44	(43)	-	-	-	1
Stock Issued for services, June 3, 2002	142,288	142	11,858				12,000
Stock issued for cash, July 8, 2002	59,287	59	24,941	-	-	-	25,000
Subscriptions received for 32,000 units, August 9, 2002	-	-	-	8,000	-	-	8,000
Stock Issued for services, August 13, 2002	29,643	30	2,470	-	-	-	2,500
Stock issued for subscriptions received in prior period, October 7, 2002	18,972	19	7,981	(8,000)	-	-	-
Stock issued for cash, November 26, 2002	177,861	178	29,822	-	-	-	30,000
Net loss for the period November 15, 2001 to December 31, 2002	-	-	-	-	-	(193,562)	(193,562)

Petrogen, Balance, December 31, 2002	7,000,000	7,000	70,611	-	-	(193,562)	(115,951)
Stock issued for acquisition costs, February 12, 2003	300,000	300	(300)	-	-	-	-
Reverse acquisition of Petrogen Corp., February 12, 2003	2,078,291	2,078	(352,145)	-	357,800	-	7,733
Stock issued for exercise of options, March 21, 2003	1,000,000	1,000	499,000	-	-	-	500,000
Obligation to issue 10,000 shares	-	-	-	5,000	-	-	5,000
Stock-based compensation, options granted on September 10, 2003	-	-	362,230	-	-	-	362,230
Stock issued for exercise of options, September 29, 2003	235,000	235	63,515	-	-	-	63,750
Obligation to issue shares reclassification				(5,000)			(5,000)
Stock-based compensation, options granted on November 1, 2003	-	-	360,215	-	-	-	360,215
Warrants expired	-	-	101,500	-	(101,500)	-	-
Net loss	-	-	-	-	-	(2,097,187)	(2,097,187)
Balance, December 31, 2003 (as restated*)	10,613,291	$ 10,613	$ 1,104,626	$ -	$ 256,300	$ (2,290,749)	$ (919,210)

* See Note 12

The accompanying notes are an integral part of these consolidated financial statements

PETROGEN CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	Common Stock (as restated*)		Additional		Share Purchase Warrants (as restated*)	Deficit Accumulated during Exploration Stage (as restated*)	Total Stockholders’ Equity (Deficit) (as restated*)
	Number of Shares	Amount	Paid-in Capital (as restated*)	Obligation to issue shares (as restated*)

Balance, December 31, 2003 (as restated*)	10,613,291	$ 10,613	$ 1,104,626	$ -	$ 256,300	$ (2,290,749)	$ (919,210)
Stock issued for exercise of options, January 14, 2004	200,000	200	39,800	-	-	-	40,000
Stock issued for exercise of options, January 20, 2004	375,000	375	75,625	-	-	-	76,000
Stock cancelled, January 30, 2004	(50,000)	(50)	50	-	-	-	-
Stock issued for exercise of options, February 11, 2004	1,645,000	1,645	385,855	-	-	-	387,500
Stock based compensation, options granted on March 4, 2004	-	-	947,550	-	-	-	947,550
Stock issued for exercise of options, April 30, 2004	1,185,000	1,185	424,065	-	-	-	425,250
Stock issued for exercise of options, May 18, 2004	250,000	250	62,250	-	-	-	62,500
Stock issued for exercise of options, May 21, 2004	1,309,600	1,310	326,091	-	-	-	327,401
Stock issued for exercise of options, June 1, 2004	20,000	20	4,980	-	-	-	5,000
Stock issued for exercise of options, June 16, 2004	295,000	295	73,455	-	-	-	73,750
Stock based compensation, options granted on March 4, 2004	-	-	176,950	-	-	-	176,950
Stock issued for exercise of options, August 12, 2004	1,000,000	1,000	299,000	-	-	-	300,000
Stock issued for settlement of debenture, August 18, 2004	2,934,690	2,935	936,166	-	-	-	939,101
Stock issued for cash, September 21, 2004	7,384,000	7,384	1,631,516		182,100	-	1,821,000
Stock based compensation, options granted on July 22, 2004	-	-	852,050	-	-	-	852,050
Stock issued for exercise of options, October 12, 2004	30,000	30	8,970	-	-	-	9,000
Stock issued for exercise of options, November 1, 2004	20,000	20	5,980	-	-	-	6,000
Stock issued for exercise of options, November 8, 2004	10,000	10	2,990	-	-	-	3,000
Stock based compensation, options granted on October 1, 2004	-	-	70,100	-	-	-	70,100
Warrants expired	-	-	256,300	-	(256,300)	-	-
Net loss	-	-	-	-	-	(4,003,722)	(4,003,722)

Balance, December 31, 2004 (as restated*)	27,221,581	$ 27,222	$ 7,684,369	$ -	$ 182,100	$ (6,294,471)	$ 1,599,220

* See Note 12

The accompanying notes are an integral part of these consolidated financial statements

PETROGEN CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	Common Stock (as restated*)		Additional		Share Purchase Warrants (as restated*)	Deficit Accumulated during Exploration Stage (as restated*)	Total Stockholders’ Equity (Deficit) (as restated*)
	Number of Shares	Amount	Paid-in Capital (as restated*)	Obligation to issue shares (as restated*)

Balance, December 31, 2004 (as restated*)	27,221,581	$ 27,222	$ 7,684,369	$ -	$ 182,100	$ (6,294,471)	$ 1,599,220
Stock issued for exercise of options, April 4, 2005	1,250,000	1,250	373,750	-	-	-	375,000
Stock issued for services, April 5, 2005	30,000	30	14,670	-	-	-	14,700
Stock issued for exercise of options, May 1, 2005	247,340	247	145,923	-	-	-	146,170
Stock issued for services, May 1, 2005	421,000	421	152,729	-	-	-	153,150
Stock issued for acquisition of pipeline, May 1, 2005	175,000	175	87,325	-	-	-	87,500
Stock issued for finders’ fees, May 1, 2005	628,400	628	(628)	-	-	-	-
Stock issued for private placement, May 1, 2005	120,000	120	26,880	-	3,000	-	30,000
Stock based compensation, options granted on May 2, 2005	-	-	48,700	-	-	-	48,700
Stock issued for services, May 16, 2005	5,450	5	1,995	-	-	-	2,000
Stock issued for exercise of options, June 1, 2005	200,000	200	99,800	-	-	-	100,000
Stock issued for private placement, June 1, 2005	60,000	60	13,440	-	1,500	-	15,000
Stock issued for conversion of debt, June 2, 2005	235,030	235	82,025	-	-	-	82,260
Stock issued for services, June 2, 2005	10,500	11	3,664	-	-	-	3,675
Stock based compensation, options granted on July 1, 2005	-	-	211,200	-	-	-	211,200
Stock issued for services, September 1, 2005	1,368,000	1,368	586,872	-	-	-	588,240
Stock issued for services, September 7, 2005	5,000	5	2,495	-	-	-	2,500
Stock issued for services, September 12, 2005	116,000	116	42,804	-	-	-	42,920
Stock issued for services, September 29, 2005	3,000	3	2,127	-	-	-	2,130
Stock issued for exercise of options, September 29, 2005	20,000	20	4,980	-	-	-	5,000
Stock issued for exercise of options, October 6, 2005	60,000	60	29,940	-	-	-	30,000
Stock issued for conversion of debt, October 6, 2005	50,000	50	36,450	-	-	-	36,500
Stock issued for conversion of debt, October 12, 2005	35,000	35	13,965	-	-	-	14,000

Balance forward	32,261,301	$ 32,261	$ 9,665,475	$ -	$ 186,600	$ (6,294,471)	$ 3,589,865

* See Note 12

The accompanying notes are an integral part of these consolidated financial statements

PETROGEN CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	Common Stock (as restated*)		Additional		Share Purchase Warrants (as restated*)	Deficit Accumulated during Exploration Stage (as restated*)	Total Stockholders’ Equity (Deficit) (as restated*)
	Number of Shares	Amount	Paid-in Capital (as restated*)	Obligation to issue shares (as restated*)

Balance forward	32,261,301	$ 32,261	$ 9,665,475	$ -	$ 186,600	$ (6,294,471)	$ 3,589,865
Stock issued for exercise of options, October 18, 2005	82,667	83	44,917	-	-	-	45,000
Stock issued for exercise of options, October 24, 2005	416,116	416	159,863	-	-	-	160,279
Stock issued for services, October 26, 2005	8,501	9	5,602	-	-	-	5,611
Stock issued for exercise of options, November 7, 2005	30,000	30	7,470	-	-	-	7,500
Stock issued for conversion of debt, November 7, 2005	11,917	12	7,138	-	-	-	7,150
Stock issued for services, November 7, 2005	11,898	12	7,127	-	-	-	7,139
Stock issued for conversion of debt, November 28, 2005	51,100	51	24,476	-	-	-	24,527
Beneficial conversion feature on warrants (Note 4)	-	-	245,600	-	-	-	245,600
Share purchase warrants from acquisition of working interest	-	-	-	-	18,600	-	18,600
Obligation to issue shares	-	-	-	59,250	-	-	59,250
Net loss	-	-	-	-	-	(3,065,271)	(3,065,271)

Balance, December 31, 2005 (as restated*)	32,873,500	$ 32,874	$ 10,167,668	$ 59,250	$ 205,200	$ (9,359,742)	$ 1,105,250

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

Effective February 12, 2003 the Company completed the acquisition of Petrogen Inc. (“Petrogen”) by way of a reverse merger and issued 7,000,000 restricted shares of common stock to the Petrogen shareholders and 300,000 restricted shares of common stock as a finder’s fee resulting in a change in control of the Company

With operations based in Houston, Texas, the Company and its wholly owned subsidiary, Petrogen Inc., is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in mature areas. The Company’s core strategy is to acquire interests in proved developed reserves that couple immediate recompletion opportunities with undeveloped upside.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas operations whereby all cost related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. In addition, the Company is the operator of its properties and as per its contract with third party working interest partners, the Company charges them operator fees. These operator fees represent a reimbursement of general and administration expenses which have been allocated to the exploration and maintenance of the Emily Hawes Field property. In fiscal year 2004, the Company reclassified $105,716 in operator fees to general and administration expenses,. the reclassification did not affect assets, liabilities or stockholders’ equity. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company operates in one cost center, being the U.S.A.

To date the Company has commenced initial production of gas but has not yet quantified proven reserves from evaluations from third party independent reservoir engineers. Depletion and depreciation of the carrying value of unproved oil and gas properties are computed using the unit-of-production method based on the estimated reserves of oil and gas as determined by management.

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended September 30, 2003.

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option-pricing model.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 8:

For the years ended December 31
	2005	2004
Net loss as reported	$ (3,065,271)	$ (4,003,722)
SFAS No. 123 Additional Compensation Expense	$ (56,020)	$ (981,100)
Pro forma net loss under SFAS No. 123	$ (3,121,291)	$ (4,984,822)
Basic loss per common share as reported	$ 0.10	$ 0.22
Pro forma net loss per common share under SFAS No. 123	$ 0.10	$ 0.28

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB No. 25.

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

DECEMBER 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations. In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”).  FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46.  The Company does not expect the adoption FIN 46R will have a material impact on the Company’s financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

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

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non financial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company’s reported financial position or earnings.

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

NOTE 4 – OIL AND GAS PROPERTIES

	December 31,	Incurred in the year	December 31,	Incurred in the year	December31
	2003		2004		2005
Oil and gas properties, Unproved:	$		$		$
Acquisition costs	250,646	-	250,646	617,500	868,146
Exploration costs	491,277	733,486	1,224,763	679,093	1,903,856
	741,923	733,486	1,475,409	1,296,593	2,772,002

Less accumulated depletion and impairment	-	-	-	121,062	121,062
	741,923	733,486	1,475,409	1,175,531	2,650,940

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

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 4 – OIL AND GAS PROPERTIES (CONTINUED)

Emily Hawes Field, Calhoun County, Texas (Continued)

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

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 4– OIL AND GAS PROPERTIES (CONTINUED)

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

DECEMBER 31, 2005

NOTE 4 – OIL AND GAS PROPERTIES (CONTINUED)

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

NOTE 5 – SUBSCRIPTION PROCEEDS

Under the terms and conditions of certain 2004 and 2005 private placement subscription agreements, proceeds from these financings constitute an interest free loan until the securities are issued and delivered to the investors. As at December 31, 2005, the Company has four offerings of units outstanding. The first offering is for 283,333 units at $0.30 per unit, each unit consisting of one common share and ½ share purchase warrant; each full warrant is exercisable into one common share of the Company at an exercise price of $0.60 for a period of one year. The second offering is for 1,900,000 units at $0.25 per unit, each unit consisting of one common share only.. The third offering is for 200,000 units @ $0.25 per unit, each unit consisting of one common share and ½ share purchase warrant, each full warrant is exercisable into one common share of the Company at an exercise price of $0.50 for a period of one year. The fourth offering is for 416,080 units at $0.50 per unit, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $1.00 for one year. The Company received $250,000 towards a future private placement, the terms of which have not yet been finalized. The Company also received $141,390 for the exercise of 314,200 outstanding warrants at $0.45. See Note 7 and 11.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 6 – RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE 7 – CAPITAL STOCK

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

On September 21, 2004 the Company issued 7,464,000 units at a price of $0.25 per unit for cash proceeds of $1,866,000. Each unit consists of one common share, one ½ warrant, whereby each full warrant can be converted into one common share at a price of $0.50 exercisable to January 31, 2005, and a piggy-back warrant with a conversion price of $1.00 that can be exercised to January 31, 2006, subsequent to the exercise of the $0.50 half warrants. In addition, 100,000 units were issued as a finder’s fee. Management estimated that the fair value of all the share purchase warrants associated with the private placement was $186,600. Refer to Note 8.

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

Warrants

A summary of the Company’s warrants at December 31, 2005 and the changes for 2005 and 2004 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life
Balance, December 31, 2003	119,759	$0.50
Issued	3,642,000	0.50
Exercised / Cancelled	-	-
Expired	(119,759)	-
Balance, December 31, 2004	3,642,000	0.50	0.72 years
Issued	165,000	0.25
Exercised / Cancelled / Expired	-	-
Balance December 31, 2005	3,807,000	$0.45	0.27 years

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 7 – CAPITAL STOCK (CONTINUED)

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

NOTE 8 – STOCK OPTION PLAN

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

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 8 – STOCK OPTION PLAN (CONTINUED)

Of the options granted during the year ended December 31, 2004, certain of the employee options were granted with exercise prices less than the market value of the Company’s common stock resulting in an intrinsic value expense in the period of $163,600. In addition, with respect to the employee options disclosure has been provided in Note 2 reflecting the results of applying the fair value method to share options resulting in a further pro-forma stock based compensation of $981,000. With respect to the options granted to non-employees, the Company recorded a stock based compensation expense of $1,883,050.

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

Subsequent to year end the Company adopted a new 2006 Performance Stock Incentive Plan. Refer to Note 11.

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 8 – STOCK OPTION PLAN (CONTINUED)

	Number of Options	Date of Issue	Exercise Price	Expiry Date	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2003	5,631,000	04-Mar-04	0.25	04-Mar-07	$ 0.32	4.35 years

Granted during the year	1,750,000	04-Mar-04	0.25	04-Mar-07
	765,000	04-Mar-04	0.25	04-Mar-14
	1,650,000	04-Mar-04	0.50	04-Mar-07
	460,000	04-Mar-04	0.50	04-Mar-14
	375,000	04-Mar-04	0.75	04-Mar-07
	700,000	22-Jul-04	0.30	22-Jul-14
	2,250,000	22-Jul-04	0.30	22-Jul-07
	60,000	22-Jul-04	0.30	03-Mar-07
	450,000	22-Jul-04	0.75	22-Jul-14
	325,000	22-Jul-04	1.00	22-Jul-14
	200,000	01-Oct-04	0.50	30-Sep-06
Exercised during the year	(530,000)		0.50	12-Feb-06
	(470,000)		0.25	10-Sep-06
	(100,000)		0.50	10-Sep-06
	(60,000)		0.25	10-Sep-06
	(1,600,000)		0.20	01-Nov-08
	(400,000)		0.25	01-Nov-08
	(40,000)		0.25	01-Nov-13
	(495,000)		0.50	04-Mar-14
	(1,584,600)		0.75	04-Mar-07
	(60,000)		0.30	03-Mar-07
	(1,000,000)		0.30	22-Jul-07

Balance, December 31, 2004	8,276,400				$ 0.45	4.62 years

Granted during the year	100,000	02-May-05	0.50	02-May-08
	100,000	02-May-05	0.75	02-May-08
	100,000	01-Jul-05	0.50	01-Jul-08
	150,000	01-Jul-05	0.25	01-Jul-15
	350,000	01-Jul-05	0.50	01-Jul-15
	60,000	01-Jul-05	0.50	01-Jul-08
Exercised during the year	(1,250,000)		0.30	22-Jul-07
	(90,000)		0.75	10-Sep-06
	(37,500)		0.50	04-Mar-07
	(119,840)		0.50	04-Mar-07
	(200,000)		0.50	22-Jul-07
	(20,000)		0.25	10-Sep-06
	(18,000)		0.50	12-Feb-06
	(41,116)		0.25	10-Sep-06
	(50,000)		0.50	10-Sep-06
	(14,667)		0.75	10-Sep-06
	(30,000)		0.25	04-May-14
	(150,000)		0.25	01-Jul-15
	(125,000)		0.50	01-Jul-15
	(100,000)		0.50	01-Jul-08
	(60,000)		0.50	01-Jul-08
Cancelled during the year	(100,000)		0.30	22-Jul-14
	(100,000)		0.75	22-Jul-14
	(100,000)		1.00	22-Jul-14
	(1,000,000)		0.50	04-Mar-07
	(250,000)		0.75	22-Jul-14
	(125,000)		1.00	22-Jul-14
	(25,000)		0.25	04-Mar-07
Options granted, December 31, 2005	5,130,277				$ 0.44	4.47 years

Options not yet vested	(350,000)		0.25	01-Nov-08
	(350,000)		0.25	01-Nov-13

Options exercisable, December 31, 2005	4,430,277				$ 0.47	4.33 years

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 9 – CONTINGENCIES

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

On or about April 6, 2005, Petrogen filed a lawsuit against Davis Gulf Coast (“Davis”) in the 55th Judicial District Court of Harris County, Texas, Civil Action No. 2004-65553. The claims made by Petrogen in its complaint against David generally allege breach of contract. Previously, Petrogen and Davis had entered into an agreement pursuant to which Davis agreed to provide support and services for the drilling program on Matagorda Island. The complaint alleges that David breached its agreement by failing to perform services in a timely and proper manner. Davis has filed an answer and counterclaim to the complaint alleging that Petrogen failed to compensate it in the amount of $177,234.53. On August 12, 2005, Petrogen and Davis entered into a settlement agreement. The parties have at all times denied all allegations asserted by each party, however, the parties desire that all matters in dispute between them be terminated and resolved without further legal proceedings.

The outcome and the loss, if any, from these legal proceedings is presently not determinable and no provision for loss has been provided in the financial statements.

The Company operates in the field of oil and gas exploration and is therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 10 – INCOME TAXES

	December 31, 2005	December 31, 2004
Net Operating Loss	$	$
Net loss per financial statements	(3,065,271)	(4,003,722)
Add:
Stock based compensation	259,900	2,046,650
Non-deductible expenses	4,157	5,146

Net operating loss for the year	(2,801,214)	(1,951,926)

Net Operating Losses Carryforward
Prior year cumulative total	3,520,230	1,568,304
Current year net operating loss	2,801,214	1,951,926

Net operating losses carryforward cumulative	6,321,444	3,520,230

Effective Tax Rate
Federal statutory tax rate	35.00%	34.00%
State taxes	0.00%	0.00%

	35.00%	34.00%

Deferred Tax Asset
Net Operating Loss	2,212,505	1,196,878
Valuation allowance	(2,212,505)	(1,196,878)

Net tax asset	0	0

PETROGEN CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 11 – SUBSEQUENT EVENTS

On March 6, 2006 the board of directors approved the adoption of a performance stock incentive plan – 2006 (the “PSIP 2006”) with an effective date of March 1, 2006 (the “Effective Date”). The terms of the PSIP 2006 provide that a total of 30,000,000 shares will be issued in escrow and subject to the following terms:

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

NOTE 12 – RESTATEMENT OF COMPARATIVE FIGURES

In fiscal year 2004, the Company reclassified $105,716 in operator fees to general and administration expenses, the reclassification did not affect assets, liabilities or stockholders’ equity.

In addition, the Statement of Stockholders’ Equity has been restated in 2003 to reflect the reverse merger recapitalization of the past share activity of Petrogen to reflect the equivalent number of shares received in the acquisition. Costs associated with the reverse merger totalling $60,000 and the fair value of the share purchase warrants issued to acquire Petrogen of $357,800 were previously charged directly to stockholders’ deficit in 2003 but have now been reflected as a direct expense to operations as non-recurring costs of the share exchange. As a result of these restatements certain reclassifications were made within the Statement of Stockholders’ Equity.

These restatements did not result in any change to reported results of operations for 2005 and 2004 or the carrying value of assets and liabilities and total Stockholders’ Equity as at December 31, 2005 or 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our principal independent accountant from March 2001 to the current date is Dale Matheson Carr-Hilton LaBonte Chartered Accountants (“DMCL”). DMCL’s address is 1500-1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Sacha Spindler, our Chief Executive Officer (“CEO”), and Brian Fiddler, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Messrs. Spindler and Fiddler concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

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

SACHA H. SPINDLER is our Chairman of the Board, a Director and the Chief Executive Officer. As a successful business entrepreneur and venture capitalist, Mr. Spindler brings Petrogen over 27 years of experience in all aspects of business management, corporate development, finance and venture capital markets. Prior to founding Petrogen, Mr. Spindler was instrumental in the formation and subsequent growth of several start-up companies in the high technology, resource and oil and gas industries. Among his demonstrated strengths, Mr. Spindler possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the responsibilities of corporate development and operations. During the past 8 years, Mr. Spindler has successfully applied his knowledge and expertise in the areas of finance, structure, negotiations and business development to companies in the oil and gas industry.

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

Adoption of Code of Ethics

On May 23, 2005, we adopted a code of business conduct and ethics policy (the “Code of Ethics”). The adoption of the Code of Ethics allows us to: (i) describe our core values and beliefs; (ii) provide the foundation for all business conduct; and (iii) provide guidance to each of our directors and officers to assist them in recognizing and dealing with ethical issues and risks, providing mechanisms to report unethical conduct and helping foster a culture of honesty and accountability.

Insider Trading Policy

On May 23, 2005, we adopted an insider trading policy ( the “Insider Trading Policy”). The establishment of the Insider Trading Policy allows us to assist our officers and directors to ensure compliance with federal securities laws which prohibit trading in the securities of a company on the basis of “inside” information. Our insiders and officers receive, as part of their compensation packages, shares of our restricted common stock for resale. Pursuant to the terms and provisions of the Insider Trading Policy, there are four blackout periods during which our directors and officers are prohibited from trading in our securities, these blackout periods begin on March 31st, June 30th, September 30th and December 31st of each fiscal year and end when two full trading days have passed on the NASDAQ Over-the-Counter Bulletin Board Stock Market after we announce our results for the preceding fiscal period through quarterly and annual filings with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

During fiscal years ended December 31, 2005, 2004, and 2003, certain of our officers and directors were compensated for their roles as executive officers. Messrs. Spindler, Kerrigan and Sen derive remuneration from us for consulting services rendered. See “Summary Compensation Table” below. Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

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

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name & Principal Position	Year	Salary	Bonus	Other	RSA	Options	LTIP	Other
Sacha Spindler CEO	2005 2004 2003	-0- -0- -0-	$245,000 245,000 -0-	$207,000 189,000 139,645	-0- -0- -0-	-0- 800,000 1,250,000	-0- -0- -0-	-0- -0- -0-
William Kerrigan Prior Co-Pres	2005 2004 2003	-0- -0- -0-	$122,500 70,000 -0-	$67,500 86,000 $90,500	$121,500 -0- -0-	-0- 800,000 675,000	-0- -0- -0-	-0- -0- -0-
Sam Sen President	2005	-0-	$93,000	$120,000	-0-	-0-	-0-	-0-
Brian Fiddler CFO	2005	-0-	$16,250	$36,000	-0-	200,000	-0-	-0-
T. Russell Director	2005 2004 2003	-0- -0- -0-	$ -0- 10,000 -0-	$72,000 60,000 7,500	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

STOCK OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2005

As of the date of this Annual Report, there are an aggregate of 5,130,277 Stock Options issued and outstanding. During fiscal year ended December 31, 2005, an aggregate of 860,000 Stock Options were granted. Stock Options granted to our executive officers and directors during fiscal year ended December 31, 2005 are as reflected below in the "Options/SAR Grants Table.” As of the date of this Annual Report, certain Stock Options have been exercised. See “Aggregate Options/SAR Exercises” below.

Stock Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options	Percent of Total Options	Exercise Price	Date of Expiration
Timothy Russell(1)	200,000 100,000		$050 $0.75	04/02/08 04/02/08
Total	300,000	34.88%

Aggregated Options/SAR Exercises in Last Fiscal Year

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised	Value of Unexercised in the money Options
Timothy Russell(1)	40,000		$-0-	n/a

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

As of the date of this Annual Report, there are 67,676,807 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Sacha Spindler 322 – 2000 South Dairy Ashford Houston, Texas 77077	19,417,310(2)	28. 69%
Sam Sen 322 – 2000 South Dairy Ashford Houston, Texas 77077	6,750,000(3)	9.97%
Justin Perryman 322 – 2000 South Dairy Ashford Houston, Texas 77077	3,458,988(4)	5.11%
Timothy Russell 322 – 2000 South Dairy Ashford Houston, Texas 77077	1,486,229(5)	2.20%
Brian Fiddler 322 – 2000 South Dairy Ashford Houston, Texas 77077	1,050,000(6)	1.55%
All officers/directors as a group (5 persons)	32,162,527 (7)	47.52%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONTRACTUAL RELATIONS WITH CERTAIN OFFICERS/DIRECTORS

As disclosed in “Item 10. Executive Compensation”, we have entered into contractual relationships with certain of our officers and directors.

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

PETROGEN CORP.
Dated: September 5, 2006	By: /s/ Sacha H. Spindler Sacha H. Spindler, Chief Executive Officer

Dated September 5, 2006	By: /s/ Brian Fiddler Brian Fiddler, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sacha H. Spindler
Sacha H. Spindler	Chief Executive Officer and Director	September 5, 2006

/s/ Justin Perryman
Justin Perryman	Director	September 5, 2006