Form 10QSB
period 2006-09-30
PLURIS ENERGY GROUP INC
filed 2006-11-20
CIK 1057226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period

Commission file number 0-25579

PLURIS ENERGY GROUP INC. (Exact name of registrant as specified in its charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

14,662,047 shares of common stock were issued and outstanding as of November 12, 2006.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

CONSOLIDATED BALANCE SHEETS	2

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS	3

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS	4

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS	5

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$ 159,458	$ 817,720
Restricted cash	45,000	45,000
Accounts receivable	88,028	241,740
Notes receivable (Note 3)	-	14,114
Prepaids and deposits (Note 8)	49,363	56,161

	341,849	1,174,735

OTHER INVESTMENTS (Note 4)	180,000	-
FURNITURE AND EQUIPMENT, net of depreciation of $36,987 (2005 - $23,357)	63,943	49,479
OIL AND GAS PROPERTIES, UNPROVED, net of depletion of $20,352 (2005 – $11,258) (Note 4)	1,404,688	2,650,940

	$ 1,990,480	$ 3,875,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 702,432	$ 1,172,583
Note payable (Note 5)	73,615	74,310
Advances payable	-	43,438
Private placement subscription proceeds (Note 6)	464,992	1,209,430
Loan payable (Note 7)	855,372	-
Due to related parties (Note 9)	65,531	270,143

	2,161,942	2,769,904
CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY (Note 10)
Common stock, $0.001 par value, 250,000,000 shares authorized
14,662,047 (2005 – 6,574,700) shares issued and outstanding	14,662	6,575
Additional paid-in capital	13,600,326	10,193,967
Obligation to issue shares	240,000	59,250
Common stock purchase warrants	70,404	205,200
Deficit accumulated during the exploration stage	(14,096,854)	(9,359,742)

	(171,462)	1,105,250

	$ 1,990,480	$ 3,875,154

The accompanying notes are an integral part of these interim consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	November 15, 2001 (inception) to September 30, 2006

REVENUES
Gas sales	$ 11,417	$ 83,111	$ 310,569	$ 83,111	$ 509,582

OPERATING EXPENSES
Depletion	2,467	-	14,081	-	25,339
Lease operating expenses and taxes	54,426	-	157,973	-	203,423

	56,893	-	172,054	-	228,762

OPERATING (LOSS) PROFIT	(45,476)	83,111	138,515	83,111	280,820

EXPENSES
Depreciation	5,225	3,075	13,629	12,713	36,986
Financing fees – beneficial conversion(Note 7)	542,750	-	542,750	-	788,350
General and administrative	402,566	603,701	1,049,377	1,057,357	3,489,543
Impairment of oil and gas properties	1,803,359	-	1,803,359	-	1,913,163
Interest expense	24,090	-	37,357	-	204,072
Loss on settlement of debt	-	-	-	-	239,448
Management and consulting fees – related party (Note 6)	323,250	20,250	796,250	268,000	2,501,145
Management and consulting fees – stock based compensation (Note 8)	210,000	570,000	413,400	687,200	3,442,395
Professional fees	80,953	42,155	219,750	207,854	1,349,228
Non-recurring costs of share exchange	-	-	-	-	417,800

	3,392,193	1,239,181	4,875,872	2,233,124	14,382,130

LOSS FROM OPERATIONS	(3,437,669)	(1,156,070)	(4,737,357)	(2,150,013)	(14,101,310)

OTHER INCOME (EXPENSES)
Interest income	-	2,024	245	3,313	4,456

	-	2,024	245	3,313	(4,456)

NET LOSS	$ (3,437,669)	$ (1,154,046)	$ (4,737,112)	$ (2,146,700)	$ (14,096,854)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.44)	$ (0.19)	$ (0.63)	$ (0.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,744,751	6,211,942	7,553,404	5,865,270

The accompanying notes are an integral part of these interim consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	November 15, 2001 (Inception) to September 30, 2006
			(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,737,112)	$ (2,146,700)	$ (14,096,854)
Adjustments to reconcile net loss to net cash used in operating activities:
- depletion	13,629	-	24,887
- depreciation	14,081	12,713	37,438
- accounts receivable	(16,288)	70,708	(18,028)
- accrued interest receivable	(245)	(1,944)	(263)
- prepaids and deposits	6,798	(54,781)	(49,363)
- accrued interest expense	29,477	-	111,194
- accounts payable	(599,359)	543,911	830,422
- advances payable	(43,438)	-	-
- loss on settlement of debt	-	-	239,448
- accrued management fees	-	-	84,500
- non-recurring costs of share exchange	-	-	417,800
- financing fees – beneficial conversion	542,750	-	542,750
- impairment of oil and gas properties	1,803,359	-	1,913,163
- stock-based compensation	413,400	245,700	3,442,395
- expenses paid by the issuance of shares	665,609	907,915	2,314,646
NET CASH USED IN OPERATING ACTIVITIES	(1,907,339)	(422,478)	(4,205,865)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Purchase of furniture and equipment	(28,093)	(22,166)	(100,929)
Oil and gas properties	(367,856)	(521,267)	(2,979,956)
Pre reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
NET CASH USED IN INVESTING ACTIVITIES	(395,949)	(543,433)	(2,980,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	733,410	360,000	4,856,450
Warrants	51,804	18,600	70,404
Restricted cash	-	-	(45,000)
Notes payable	(9,800)	-	(46,720)
Debenture payable	-	-	(138,302)
Loans receivable	-	375,000	925,000
Cash advances from former related parties	-	-	318,990
Loan payable	835,000	-	835,000
Advances from related parties	34,612	129,256	569,518
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,645,026	882,856	7,345,340

(DECREASE) INCREASE IN CASH	(658,262)	(83,055)	159,458

CASH, BEGINNING OF PERIOD	817,720	827,326	-

CASH, END OF PERIOD	$ 159,458	$ 744,271	$ 159,458

Non-cash transactions: Refer to Notes 3 and 7.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$ 28,312	$ -	$ 30,022
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these interim consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS & BASIS OF PRESENTATION

Pluris Energy Group Inc. (Formerly Petrogen Corp.) (the “Company” or “Pluris”) was incorporated in the State of Nevada. The Company currently trades on the OTC Bulletin Board under the symbol "PEYG". The Company no longer maintains a listing on the Frankfurt Stock Exchange.

Effective February 12, 2003 the Company completed the acquisition of Petrogen Inc. (“Petrogen”) by way of a reverse merger and issued 1,400,000 restricted shares of common stock to the shareholders and 60,000 restricted shares of common stock as a finder’s fee resulting in a change in control of the Company

With operations based in Houston, Texas, the Company and its wholly owned subsidiary, Petrogen, is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in well developed areas. The Company’s core strategy is to acquire interests with proved developed hydrocarbon reserves that couple immediate development opportunities with undeveloped upside, that can provide for near and long term production revenues.

The Company’s principal geographic areas of focus lie in the Gulf of Mexico region, with core assets presently located in the Emily Hawes Field in southern Texas and the Tiller Ranch Lease located within the Tom Graham Field, Jim Wells County, Texas.

To date the Company has shut-in commercial operations in Emily Hawes Field and continues to produce marketable quantities of natural gas and condensate from its Tiller Ranch Lease. The Company’s efforts to date have focused on the investigation, acquisition and development of oil and gas property interests, implementing its business strategy and raising working capital through equity financing or short-term borrowings.

Effective September 12, 2006, the Company completed a merger with its subsidiary, Pluris Energy Group Inc., which was incorporated in the State of Nevada solely to effect the name change. As a result, the Company’s name changed from “Petrogen Corp.” to “Pluris Energy Group Inc.” to better reflect the direction and business of the Company.

In addition, effective September 12, 2006, the Company effected a five for one reverse stock split of the authorized, issued and outstanding common stock. As a result, the authorized capital has decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital has decreased from 68,249,605 shares of common stock to 13,649,921 shares of common stock. All references to the issuance, granting, and exercising of common stock, stock options and warrants and loss per share amounts in these financial statements have been adjusted to reflect the effect of the five for one reverse stock split.

Effective September 18, 2006, the Company increased the authorized number of shares of the Company’s common stock from 20,000,000 shares to 250,000,000 shares of common stock, par value $0.001, and created a class of Preferred Shares.

As at September 30, 2006, the Company has a working capital deficiency of $1,818,682 and has realized significant losses to date. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Petrogen and Pluris Energy Group, Inc. All significant intercompany transactions and account balances have been eliminated.

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) per Common Share

Basic earnings (loss) per common share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of stock options and warrants have been excluded as they are anti-dilutive. The 6,000,000 shares held in escrow are do not form part of this computation - see Note 7.

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the nine month period ended September 30, 2005.

For the nine months ended September 30, 2005

Net loss as reported	$ (2,146,700)
SFAS No. 123 Additional Compensation Expense	(42,015)
Pro forma net loss under SFAS No. 123	$ (2,188,715)

Basic loss per common share as reported	$(0.07)
Pro forma net loss per common share under SFAS No. 123	$(0.07)

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

NOTE 3 – NOTES RECEIVABLE

Pursuant to the Company’s 2004 Stock Option Plan, during 2005 a total of 506,000 stock options were exercised at a price of $1.25 per share for proceeds of $632,500 which the Company agreed to loan the optionees. These loans were secured by demand promissory notes bearing interest at 8% per annum. At December 31, 2005 interest of $1,614 has been accrued, $550,000 was repaid, and $70,000 was offset against outstanding debt with $12,500 of these notes remaining outstanding at year end. At September 30, 2006 accrued interest of $1,859 has been received along with the outstanding $12,500, and no remaining amounts are outstanding.

NOTE 4 – OIL AND GAS PROPERTIES

	December 31,	Incurred in the year	December 31,	Incurred in the period	September 30, 2006
	2004		2005		(unaudited)
Oil and Gas Properties, Unproved:	$	$	$	$	$
Acquisition costs	250,646	617,500	868,146	-	868,146
Exploration costs	1,224,763	679,093	1,903,856	571,188	2,475,044
	1,475,409	1,296,593	2,772,002	571,188	3,343,190

Less accumulated depletion and impairment	-	121,062	121,062	1,817,440	1,938,502

	1,475,409	1,175,531	2,650,940	(1,246,252)	1,404,688

The Company's oil and gas activities are currently conducted in the United States. During the nine months ending September 30, 2006 the Company incurred exploration costs of $571,188 on its properties, wrote down the properties by $1,803,359 and depleted the properties by $14,081.

Emily Hawes Field, Calhoun County, Texas

By agreement dated May 20, 2002 the Company acquired a 95% working interest (“WI”) and 77.5% net revenue interest (“NRI”) in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. As consideration The Company issued 73,000 shares of common stock, issued a floating charge debenture in the amount of $75,000, and issued notes payable totaling $47,145 to various lessors. During the year ended September 30, 2003 the notes payable were repaid in full.

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

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

On May 25th, 2005, the Company entered into a farm-out agreement with an individual investor, pursuant to which the Company sold a 1.5% working interest in and to the Emily Hawes Field for $150,000. In addition, the Company granted the individual investor 15,000 two year warrants with a fair market value of $18,600 and the option to convert the working interest into shares of restricted common stock for a period of two years.

On July 21st, 2005, the Company entered into an agreement with one of the existing joint interest owners to Emily Hawes Field, Darcy Energy, LLC, (“Darcy”) pursuant to which Darcy and the Company had entered into an agreement related to a prescribed to Area of Mutual Interest (AMI) surrounding the Emily Hawes Field, whereby Darcy elected to acquire a 25% interest in the 37.5% working interest the Company purchased from Nortex et al on April 1st, 2005. As consideration, Darcy paid to the Company a one time cash payment of $111,005 for receipt of a 9.375% working interest in and to the Company’s Emily Hawes Field, increasing Darcy’s overall working interest to 34.375%.

After the sales to the individual investor and Darcy, the Company now holds a 64.125% working interest of a 77.5% net revenue interest, which results in 49.697% net revenue from of all proceeds of hydrocarbon sales in the Emily Hawes Field. As of September 30, 2006, the Company has written down the property by $998,679 leaving a carrying cost after depletion of $421,377 to reflect the shut-in production status of the field. In September of 2006, management of the Company entered into an agreement with Petroleum Listing Service (“PLS”) to list Emily Hawes Field for sale through a competitive bidding process. Management cannot estimate the value the Company may receive from any potential sale.

Tiller Ranch

On June 3, 2005, pursuant to an assignment of lease agreement, the Company acquired a 100% working interest and 70% net revenue interest in and to the Tiller Ranch Lease consisting of 822 acres located within the Tom Graham Field, Jim Wells County, Texas. The Company has incurred $681,501 of capitalized expenditures, paid $225,000 for the lease acquisition cost and has recorded depletion of $1,813 using the unit-of-production method. As of September 30, 2006, the Company sold a 24% WI (16.80% NRI) for proceeds of $660,000. These net proceeds were used to offset the costs of drilling and developing the property in the last quarter of 2005. Three investors who collectively purchased working interests totaling 9% for $180,000 had an option to convert their WI into common stock of the Company at prices ranging from $01.25 - $2.25 commencing January 1, 2006 for a period of six months. The conversion price was less than the market price of the Company’s stock at the date these agreements were entered into, thus giving rise to an intrinsic value conversion feature. The Company recognized the intrinsic value of the beneficial conversion feature of $245,600 as financing fees in 2005.

After the sales to the individual investors, the Company now holds a 76.0% working interest and a 53.2% net revenue interest (resulting in 49.697% net of all sales) in the Tiller Ranch Lease.

The Company had a receivable from a private company for $180,000 representing $120,000 for the purchase of a 3% WI and $60,000 for operator fees from November 2005 to April 2006. During the period ended September 30, 2006, the Company received 720,000 common shares of this private company at an agreed price of $0.25 per share in settlement of this receivable which has been classified as Other Investments. Operator fees from this private company from May 2006 to September 2006 of $50,000 remain outstanding.

In September of 2006, management of the Company entered into an agreement with Petroleum Listing Service (“PLS”) to list Tiller Ranch Field for sale through a competitive bidding process. Management cannot estimate the value the Company may receive from any potential sale.

Matagorda Island Pipeline

On March 10, 2003, Petrogen International Limited (“PIL”), a company with directors in common with the Company, entered into a Lease Assignment Agreement (the “Lease”) with James Timothy Roche (“Roche”), whereby PIL leased a natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas from Roche.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (CONTINUED)

The terms of the Lease stipulate that the Company advances the sum of $3,000 to Roche as a partial payment toward the debt owing to Roche under the terms of a Promissory Note entered into between Petrogen and Roche on May 22, 2002. PIL thereafter entered into an assignment agreement (the “Assignment”) with the Company, whereby PIL assigned the Lease for consideration of certain operator fees and royalties of between $0.09 and $0.25 per MCF payable to PIL from Petrogen as Lease assignee upon the sales of any natural gas transmitted through the pipeline. In December of 2003, PIL assigned all rights, title and interest in and to the pipeline lease to the Company for no consideration and any and all terms related to payment of royalties from the Company to PIL were extinguished.

On March 30, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”), with Roche pursuant to which it purchased the natural gas transmission pipeline located on Matagorda Island. As consideration for the pipeline the Company agreed to pay $5,000 and issue to Roche 35,000 restricted shares of common stock valued at $87,500 and agreed to pay a further consideration for the pipeline purchase whereby it will pay a combined royalty of $0.16 per MCF transmitted through the pipeline up to a total amount of $50,000 and thereafter, pay to Roche $0.12 per MCF transmitted through the pipeline, both amounts of which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 billion cubic feet of natural gas. As of September 30, 2006, the Company has written down the entire property by a net total after depletion of $78,623 to reflect the non production status of the field. Management currently has the property listed for sale but cannot estimate the value, if any, the Company may receive from any potential sale.

Additionally, the Company previously entered into a Management Services Agreement (the “MSA”) with Tim Roche, on March 15th, 2003, whereby Roche is to provide his services to the Company as a qualified land man specializing in oil and gas property acquisition opportunities throughout the Texas Gulf Coast region. As consideration to Roche under the Management Services Agreement, the Company has provided Roche with a stock option agreement to purchase 5,000 shares of common stock in the first year at a price of $02.50 per share and 5,000 shares of common stock in the subsequent year at a price 20% below the average trading price at a rate of 600 shares in the first month and 400 shares in the next 11 months. The MSA renews automatically on year by year basis if not specifically terminated in accordance with the provisions outlined in the MSA. To date, the MSA remains in effect.

Baxterville Field, Mississippi

The Company has assessed all possible divestiture opportunities related to Baxterville Field over the course of the last 18 months and has entered into a preliminary understanding with the Mississippi State Oil and Gas Board to commence the work necessary to plug and abandon the property. As a result the Company has recorded an impairment of the capitalized expenditures of $418,139 at September 30, 2006.

S.J. Hooper #1 wellbore, Baxterville Field, Mississippi

The Company has assessed all possible divestiture opportunities related to the S.J. Hooper #1 at Baxterville Field over the course of the last 18 months and has entered into a preliminary understanding with the Mississippi State Oil and Gas Board to commence the work necessary to plug and abandon the property. As a result the Company has recorded an impairment of the capitalized expenditures of $52,054 at September 30, 2006.

Enos Creek Field, Wyoming

To date, the Company has no longer continued evaluation of Enos Creek Field and has allowed the property leases to lapse after unsuccessfully assessing possible divestiture opportunities related to the property over the course of the past 18 months. As a result the Company has recorded an impairment of the capitalized expenditures of $334,487 at September 30, 2006.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (CONTINUED)

Adams Ranch and Harrell Ranch properties, Crockett County, Texas

After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing hydrocarbon development, as well as taking into consideration management’s focused agenda to develop the Texas Gulf Coast properties exclusively throughout the first half of 2006, management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. As a result, at December 31, 2005, the Company has abandoned this property and expensed a total of $109,804 of previously capitalized expenditures relating to these properties.

NOTE 5 – NOTES PAYABLE

Effective July 1, 2005 the Company issued a promissory note in the amount of $70,000 which is unsecured and due on demand. The note bears interest at 18% per annum. At September 30, 2006, the Company has accrued $28,312 (2005: $20,865) of interest in connection with this note of which $6,355 (2005: $1,710) of interest has been paid leaving a balance made up of interest only of $21,957 (2005: $74,310).

Effective June 1, 2006 the Company issued a promissory note in the amount of $50,000 which is unsecured and due on demand. The note bears interest at 10% per annum. At September 30, 2006, the Company has accrued $1,658 (2005: $NIL) of interest in connection with this note leaving a balance of principal and interest of $51,658 (2005: $NIL).

NOTE 6 – PRIVATE PLACEMENT SUBSCRIPTION PROCEEDS

Under the terms and conditions of certain 2006 private placement subscription agreements, proceeds from these financings constitute an interest free loan until the securities are issued and delivered to the investors. As at September 30, 2006, the Company has one offering of shares outstanding. The offering is for 614,286 shares at $0.35 per share. The Company has also received $250,000 in private placement subscription proceeds of which the terms have not been finalized, these funds constitute an interest free loan until the underlying securities are issued and delivered to the investors.

NOTE 7 – LOANS PAYABLE

Effective April 28, 2006 the Company entered into three convertible loan agreements which are secured by the assets of the Company’s subsidiary Petrogen, Inc. The loans bear interest at LIBOR plus 5% per annum subject to a minimum of 10.5% and a maximum of 13%.. Interest is payable each quarter commencing six months after the first receipt of funds. As of September 30, 2006, $835,000 is owing plus accrued interest of $20,372. The first interest payment was due on October 28, 2006 but has been postponed until November 30, 2006 by mutual consent. These convertible loan agreements have a ratchet provision adjusting the conversion price downward based on any subsequent equity issuances at prices less than the original conversion price of $1.00 per share (post-reverse split). The original conversion price was $1.00 but has been adjusted to $0.35 pursuant to the granting and the exercise of stock options at $0.35 per common share during the period. In connection with this provision, the Company has recorded the beneficial conversion feature resulting from the repricing of the conversion feature as non-cash financing fees of $542,750 which represents the difference between the original conversion price and the adjusted conversion price.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 8 – ACQUISITION OF SAN ENRIQUE PETROLERA S.A.

On August 18, 2006, the Company entered into a share purchase agreement with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. In order to secure the rights to purchase SEPSA as noted, an Escrow Agreement (the “Escrow”) was entered into between the Company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby the Company issued a $3,225,000 convertible, non-retractable redeemable bond (the “Bond”) in the name of the Company, which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and the Company. In the event that the Bond is transferred from the Company to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of the Company at prices rang. ing from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5% with a floor of 10% and a ceiling of 13%. Interest on the Bond can be paid in common equity of the Company at the Company's discretion. This Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA. The SEPSA acquisition marks the Company’s first step in engaging its newly mandated business plans to ac quire non-operated producing oil and gas interests in international hydrocarbon regions. SEPSA’s interests include five proven producing properties located in three of Argentina’s five oil and gas producing basins. One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. Two of the four JV participants have taken issue upon their rights under the terms of the JV’s ROFR, which has postponed the closing of the Company’s acquisition of SEPSA until such time as the ROFR issues are clarified between SEPSA and the two JV participants as noted. Management of the Company believes that the issues as noted will be rectified in the near future and completion of the acquisition of SEPSA can occur thereafter.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, management fees of $155,250 (2005: $274,500) were incurred to one director and officer and one former director and officer of the Company of which NIL (2005: $67,500) has been capitalized as oil and gas development costs. During the nine months ended September 30, 2006 management bonuses of $148,750 (2005: $322,500) were incurred to these individuals which were settled by the non-cash exercise of 425,000 stock options granted at $0.35. In October 2005, one of these directors and officers left the Company and as of April 17, 2006 this director and officer converted his total debt owing of $142,724 into 86,060 common shares of the Company. The Company is committed to pay the remaining director $17,250 in management fees per month. At September 30, 2006, this director and officer was owed a total of $32,697. (December 2005: $138,195 was owed by these directors and officers for advances).

During the nine months ended September, 2006, management fees of $51,000 (2005: $72,000) were incurred to a director of the Company. During the nine months ended September 30, 2006 a management bonus of $5,250 (2005: NIL) were incurred to this individual which were settled by the non-cash exercise of 15,000 stock options granted at $0.35. During 2006, this director exercised 15,000 (2005: 34,533) stock options and accepted a debt settlement of 22,500 (2005: 25,259) common shares for net proceeds in the amount of $45,000 (2005: $126,500), which amount was utilized to offset the debt due and owing to this director. At September 30, 2006, this director was owed $1,000 (December 2005: $4,000) for unpaid management fees. The Company is committed to pay this director $1,000 in management fees per month.

During the nine months ended September 30, 2006, management fees of $90,000 (2005: $120,000) were incurred to an officer of the Company. During the nine months ended September 30, 2006, management bonuses of $353,250 were incurred to this individual of which $89,250 was settled by the non-cash exercise of 255,000 stock options granted at $0.35 and $264,000 was settled with 96,000 shares with a fair value of $264,000 (2005: 40,000 shares with a fair value of $77,800). This officer accepted a debt settlement of 20,000 common shares for net proceeds in the amount of $44,000, which amount was utilized to offset the debt due and owing to this officer. At September 30, 2006, this officer is owed $1,000 (December 2005: $65,000) for management fees due. The Company is committed to pay this officer $10,000 in management fees per month.

During the nine months ended September 30, 2006, management fees of $47,500 (2005: $36,000) were incurred to an officer of the Company. During the nine months ended September 30, 2006, additional bonuses of $36,250 were incurred to this individual of which $8,750 were settled by the non-cash exercise of 25,000 stock options granted at $0.35 and $27,500 was settled with 10,000 shares with a fair value of $27,500 (2005:5,000 shares with a fair value of $8,750). The Company is committed to pay this officer $5,500 in management fees per month.

At September 30, 2006, $15,835 (December 2005: $62,949) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1. Also during the year ended December 31, 2005 management fees of $10,000 were paid to a former director.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the nine months ended September 30, 2006, consulting fees of $22,500 (2005: $30,000) were incurred to a relative of a director of the Company. During 2005, this consultant retired a note receivable owing to the Company of $22,500 and exercised 6,000 stock options for net proceeds in the amount of $7,500 of which both amounts were utilized to off-set the consulting fees due and owing to this consultant. At September 30, 2006, this individual is owed $15,000 (December 2005: NIL) for consulting fees due. The Company is committed to pay this consultant $2,500 in consulting fees per month.

During the nine months ended September 30, 2006, a bonus of $7,000 which was offset by the exercise of 20,000 stock options at $0.35 (December 2005: NIL) were incurred to a director of the Company.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in Notes 3, 4 and 11.

NOTE 10 – CAPITAL STOCK

Common Shares

During the year ended December 31, 2005 the Company issued a total of 1,130,384 common shares valued at $1,987,952 as follows: 134,280 common shares for finders’ fees on prior share issuances, 35,000 common shares for the purchase of the Matagorda Island Pipeline valued at $92,500 as detailed in Note 4; 47,006 common shares for $82,025 of debt conversion for work performed on the Emily Hawes property, 100,273 common shares for consulting services valued at $238,178; and 36,000 common shares for subscription proceeds of $45,000 received in 2004. Under the Company’s 2003, 2004, and 2005 stock option plan, 461,225 shares were issued for the exercise of stock options for net proceeds of $868,949, of which $346,949 was utilized to off-set debt owing to a director and five vendors. In addition, 316,600 common shares valued at $661,300 were issued as management bonuses.

On March 6, 2006 the board of directors approved the adoption of a “Performance Stock Incentive Plan – 2006” (the “PSIP 2006”) with an effective date of March 1, 2006 (the “Effective Date”). The terms of the PSIP 2006 provide that a total of 6,000,000 shares will be issued in escrow and subject to the following terms:

(a)

a total of 700,000 escrowed performance shares can be purchased from escrow at a price of $2.50 per share commencing one year from the Effective Date for up to five years. The Company has estimated the fair value of these shares to be $1,116,000 which will be recorded on March 1, 2007 as stock based compensation;

(b)

a total of 900,000 escrowed performance shares can be purchased from escrow at a price of $5.00 per share on or before the first thee years after the Effective Date, if the Company’s assets increase by 50%, the market share price of the Company’s common stock achieves a minimum of $6.25, and the Company financial statements reflect a minimum of $3,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(c)

a total of 1,200,000 escrowed performance shares can be purchased from escrow at a price of $6.25 per share on or before the first five years after the Effective Date, if the Company’s assets increase by 100%, the market share price of the Company’s common stock achieves a minimum of $10.00, and the Company financial statements reflect a minimum of $6,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(d)

a total of 1,500,000 escrowed performance shares can be purchased from escrow at a price of $7.50 per share on or before the first seven years after the Effective Date, if the Company’s assets increase by 200%, the market share price of the Company’s common stock achieves a minimum of $15.00, and the Company financial statements reflect a minimum of $9,000,000 profit before taxes, depletion, amortization and stock based compensation charges; and

(e)

a total of 1,700,000 escrowed performance shares can be purchased from escrow at a price of $10.00 per share on or before the first seven years after the Effective Date, if the Company’s assets increase by 400%, the market share price of the Company’s common stock achieves a minimum of $20.00, and the Company financial statements reflect a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 10 – CAPITAL STOCK (CONTINUED)

During the nine months ending September 30, 2006, the Company completed four private placement unit offerings. The first offering was for 56,667 units at $1.50 per unit for proceeds of $85,000, each unit consisting of one common share and ½ share purchase warrant; each full warrant is exercisable into one common share of the Company at an exercise price of $3.00 for a period of one year. The second offering was for 380,000 units at $1.25 per unit for proceeds of $475,000, each unit consisting of one common share only. The third offering was for 40,000 units at $1.25 per unit for proceeds of $50,000, each unit consisting of one common share and ½ share purchase warrant, each full warrant is exercisable into one common share of the Company at an exercise price of $2.50 for a period of one year. The fourth offering was for 95,305 units at $2.50 per unit for proceeds of $238,262, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $5.00 for one year.

During the nine months ending September 30, 2006 the Company issued 8,087,347 common shares as follows: 6,000,000 escrow common shares at par value of $.001 under the PSIP 2006; 572,008 common shares for subscriptions received in 2005 for proceeds of $848,262; 1,232,060 common shares for the exercise of stock options for proceeds of $710,224 of which $150,224 was utilized to off-set debt owing to a director and to another related party and $350,000 was utilized to off-set management bonuses; 89,507 common shares for the exercise of warrants for proceeds of $201,390; 65,272 common shares for the settlement of debt of $162,624 of which $89,000 was utilized to off-set debts owing to a director and to an officer; 113,500 common shares to certain officers, directors and consultants for bonuses totalling $311,750; and 15,000 common shares valued at $59,250 under a termination agreement.

Warrants

A summary of the Company’s warrants at September 30, 2006 and the changes for 2006 and 2005 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2004	728,400	$2.50
Issued	33,000	1.25
Exercised / Cancelled / Expired	-	-

Balance, December 31, 2005	761,400	2.50	0.27 years
Issued	291,549	3.25
Exercised / Cancelled / Expired	(746,400)	-

Balance September 30, 2006	306,549	$3.18	0.34 years

Of the above warrants, 15,000 are exercisable at $1.50 per share until June 1, 2007, and 291,549 warrants are exercisable at prices ranging from $2.50 - $5.00 until February 9, 2007.

Obligation to issue shares

The Company received $240,000 for the exercise of 106,667 warrants at $2.25 per share. As of September 30, 2006 these shares have not been issued.

NOTE 11 – STOCK OPTION PLAN

The Board of Directors of the Company has ratified, approved and confirmed the adoption of a series of amendments to its incentive stock option plan (“2003 Stock Option Plan”), to provide for the issuance of stock options to employees, consultants and directors to purchase a total number of shares of common stock of the Company not to exceed 2,000,000 shares.

On July 22, 2004, the Board of Directors of the Company ratified, approved and confirmed the adoption of a 2004 Stock Option Plan providing for the granting of up to 1,200,000 shares of common stock. The Company filed an S-8 Registration Statement for 1,000,000 shares under the 2004 Plan during July 2004 and had granted 797,000 options to officers, directors and consultants. On May 10, 2006, the Board of Directors of the Company approved an amendment to the 2004 Stock Option Plan so that up to 2,200,000 shares of common stock may be granted. A further 1,000,000 were granted for a total of 1,797,000 options granted under this plan.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 11 – STOCK OPTION PLAN (CONTINUED)

On November 1, 2003, the Company granted a total of 640,000 stock options at exercise prices of $1.00 to $1.25 per common share. Of these options, 300,000 options were granted to non-employees. These non-employee stock options all vested immediately. The remaining 340,000 stock options were granted to employees, including officers and directors, of the Company. Of these employee stock options, 100,000 vested immediately, and 240,000 were subject to vesting on a straight-line basis over 60 months, of which 100,000 had vested at December 31, 2005 and the remainder expired.

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

During the year ended December 31, 2005 the Company granted a total of 60,000 stock options to a director and an officer of the Company at exercise prices ranging from $2.50 to $3.75 per common share and 112,000 stock options to a consultant at exercise prices ranging from $1.25 to $2.50 per common share under the 2004 Stock Option Plan (797,000 total shares). These stock options vested immediately. The Company estimated the fair value of stock options by applying the fair value method using the Black-Scholes option pricing model using an expected life of three to ten years, a risk-free interest rate of 3% and an expected volatility of 126% resulting in a stock based compensation expense of $259,900.

During the nine month period ended September 30, 2006 the Company granted a total of 1,140,000 stock options to directors, officers and consultants of the Company at exercise prices ranging from $0.35 to $1.50 per common share under the amended 2004 Stock Option Plan. These stock options vested immediately. The Company estimated the fair value of the 140,000 stock options granted at $1.50 by applying the fair value method using the Black-Scholes option pricing model using an expected life of one year, a risk-free interest rate of 4% and an expected volatility of 82% resulting in a stock based compensation expense of $203,400. The Company also estimated the fair value of the 1,000,000 stock options granted at $0.35 to be $210,000 being the difference between the market price and the exercise price on the date of grant as these options were granted and exercised immediately to settle outstanding bonuses to certain officers, directors and consultants. Refer to Note 9.

On March 6, 2006 the Company adopted the PSIP 2006 with an effective date of March 1, 2006. Refer to Note 7 for the terms of the plan.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 11 – STOCK OPTION PLAN (CONTINUED)

A summary of the options outstanding is as follows:

	Number of Options	Date of Issue	Exercise Price	Expiry Date	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2004	1,655,280				$ 2.25	4.62 years

Granted during the year	20,000	02-May-05	2.50	02-May-08
	20,000	02-May-05	3.75	02-May-08
	20,000	01-Jul-05	2.50	01-Jul-08
	30,000	01-Jul-05	1.25	01-Jul-15
	70,000	01-Jul-05	2.50	01-Jul-15
	12,000	01-Jul-05	2.50	01-Jul-08
Exercised during the year	(250,000)		1.50	22-Jul-07
	(18,000)		3.75	10-Sep-06
	(7,500)		2.50	04-Mar-07
	(23,969)		2.50	04-Mar-07
	(40,000)		2.50	22-Jul-07
	(4,000)		1.25	10-Sep-06
	(3,600)		2.50	12-Feb-06
	(8,223)		1.25	10-Sep-06
	(10,000)		2.50	10-Sep-06
	(2,933)		3.75	10-Sep-06
	(6,000)		1.25	04-May-14
	(30,000)		1.25	01-Jul-15
	(25,000)		2.50	01-Jul-15
	(20,000)		2.50	01-Jul-08
	(12,000)		2.50	01-Jul-08
Cancelled during the year	(20,000)		1.50	22-Jul-14
	(20,000)		3.75	22-Jul-14
	(20,000)		5.00	22-Jul-14
	(200,000)		2.50	04-Mar-07
	(50,000)		3.75	22-Jul-14
	(25,000)		5.00	22-Jul-14
	(5,000)		1.25	04-Mar-07
Options granted, December 31, 2005	1,026,055				$ 2.20	4.47 years

Granted during the period	140,000	01-Jan-06	1.50	01-Jan-07
	1,000,000	22-Sep-06	0.35	22-Sep-11

Exercised during the period	(140,000)		1.50	07-Mar-06
	(40,777)		1.25	10-Sep-06
	(13,222)		1.25	04-Mar-14
	(6,000)		1.25	04-Mar-14
	(20,000)		1.50	22-Jul-14
	(12,060)		3.75	22-Jul-14
	(1,00,000)		0.35	22-Sep-11

Expired during the period	(77,600)		2.50	12-Feb-06
	(60,000)		2.50	10-Sep-06
	(29,067)		3.75	10-Sep-06
	(120,000)		1.25	01-Nov-08
	(112,000)		1.25	01-Nov-13

Options granted, September 30, 2006	535,329				$ 2.51	4.56 years

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

NOTE 12 – CONTINGENCIES

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

In August 2006, this lawsuit was settled by mutual release, mutual dismissal and neither party was required to pay anything.

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

On October 3, 2006 the District Court of the City and County of Denver, State of Colorado ordered X-Clearing to return the Company’s stock record documents and for the Company to reimburse X-Clearing $5,283 of legal fees incurred by X-Clearing while acting as the Company’s transfer agent.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Pluris Energy Group Inc., formerly known as Petrogen Corp. is a corporation organized under the laws of the State of Nevada. We currently trade on the OTC Bulletin Board under the symbol "PEYG:OB”. Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we”, “our” or the “Company” refer to Pluris Energy Group Inc.

RECENT DEVELOPMENTS

Change in Corporate Name

Effective September 12, 2006, we completed a merger with our subsidiary, Pluris Energy Group Inc., which we incorporated solely to effect the name change. As a result, we changed our name from “Petrogen Corp.” to “Pluris Energy Group Inc.” We changed the name of our company to better reflect the direction and business of our company. The name change became effective with NASDAQ Over-the-County Bulletin Board at the opening of market and trading on September 12, 2006 under the new symbol “PEYG”.

Reverse Stock Split

On September 12, 2006, we effected a five (5) for one (1) reverse stock split of our authorized, issued and outstanding Common Stock. As a result, our authorized capital was decreased from 100,000,000 shares of Common Stock with a par value of $0.001 to 20,000,000 shares of Common Stock with a par value of $0.001. Our issued and outstanding share capital decreased from 68,249,605 shares of Common Stock to 13,649,921 shares of Common Stock.

Amendment to Articles of Incorporation

On approximately September 18, 2006, our Board of Directors unanimously approved an amendment to our Articles of Incorporation (the “Amendment”), pursuant to which our authorized share capital would be increased from 20,000,000 shares of Common Stock to 250,000,000 shares of Common Stock and to create 100,000,000 Preferred Shares. On approximately September 18, 2006, our shareholders holding a majority of the total issued and outstanding shares of our Common Stock gave approval to the Amendment pursuant to a written consent. As of the date of this Quarterly Report, the Amendment has been filed with the Nevada Secretary of State.

The purpose of increasing our authorized capital to 250,000,000 shares of Common Stock is to provide for the potential conversion of convertible redeemable unsecured subordinated bonds due September 30, 2011 (the “Pluris Bond A”) currently being offered by our wholly-owned subsidiary, Pluris Energy Group Inc., a British Virgin Islands corporation (“Pluris BVI”), on a private placement basis of up to $65,000,000 in principal. See “Argentina.”

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we are an independent oil and natural gas development and production company specializing in the development of international and domestic energy including, but not limited to, the acquisition, development and exploration of oil and natural gas properties in Argentina and throughout the State of Texas and the Texas Gulf Coast region. We are, together with our wholly owned subsidiaries, Petrogen, Inc. (“Petrogen”) and Pluris BVI, a junior domestic upstream and midstream natural gas development company focused on acquiring, developing, producing and refining oil and natural gas reserves in well known international and domestic high impact hydrocarbon rich areas. Our core business strategy has recently been refined to acquire non-operated working interests in oil and gas fields throughout South America and particularly Argentina that display significant oil and natural gas reserves and development and expansion opportunities that can provide high yield returns on passive income opportunities in the energy industry for our shareholders.

Argentina

On approximately August 18, 2006, we entered into a shares purchase agreement (the “Shares Purchase Agreement”) with four shareholders of San Enrique Petrolera, SA, an Buenos Aires, Argentina based oil and gas upstream and midstream company (“SEPSA”) to purchase all of the issued and outstanding shares of SEPSA for an undisclosed amount. Under the terms and provisions of the Shares Purchase Agreement (“SPA”), we were required to deposit into an escrow account established between the Company and SEPSA at Deutsch Bank Trust Company Americas, a $3,225,000 unsecured subordinated refundable bond (the “San Enrique Bond”). The SEPSA acquisition marks the Company’s first step in engaging its newly mandated business plans to acquire non-operated producing oil and gas interests in international hydrocarbon regions. SEPSA’s interests include five proven producing properties located in three of the country’s five oil and gas producing basins. One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or beat” status. Two of the four JV participants have taken issue upon their rights under the terms of the JV’s ROFR, which has postponed the closing of the Company’s acquisition of SEPSA until such time as the ROFR issues are clarified between SEPSA and the two JV participants as noted. Management of the Company believes that the issues as noted will be rectified in the near future and completion of the acquisition of SEPSA can occur shortly thereafter.

We have also commenced the offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument pursuant to which the capital raised will be used to close the acquisition of SEPSA and finance the acquisition of a possible additional international revenue producing oil and gas company similar to SEPSA.

We believe that SEPSA’s key assets consist of 2,700 net acres located in the Northeast Platform portion of the Neuquen Basin and 65,646 net acres in the southern tip of Argentina’s Tierra del Fuego region situated in the Austral Basin. SEPSA’s development interests include proved producing reserves with current net production of approximately 1,000 barrels of oil equivalent per day.

United States

Our principal geographic area of focus lies within the onshore and offshore Texas Gulf Coast region, with core assets presently located in the Emily Hawes Field and the Tiller Ranch Field in the Texas Gulf Coast. Non-core assets include Enos Creek Field in central Wyoming and Baxterville Field in the southern Gulf Coast of Mississippi. We have acquired the rights and are currently developing our interests in our two core properties spanning over approximately 2,554 net acres with what management believes to be hydrocarbon development opportunities that represent potential oil and natural gas reserves in several potential hydrocarbon bearing geologic horizons that could be exploited with targeted development efforts. Management recently engaged the services of Petroleum Listing Service of Houston, Texas (“PLS”) to list Emily Hawes Field and Tiller Ranch Field for sale on a competitive bid basis. We anticipate that the sale of all or substantially all of our interests in the Texas Gulf Coast could be completed by the end of this fiscal year. Additionally, over the past 18 months we have been assessing divestiture opportunities related to our Mississippi and Wyoming properties. In this regard, we have made preliminary arrangements with the Mississippi State Oil and Gas Board to commence plugging and abandonment operations of our Mississippi interests and further, have allowed our leases to lapse on our Wyoming interests. The Company retains no plugging and abandonment liabilities for our Wyoming interest. Additionally, we have previously held options and rights of first refusal to develop some 15,000 gross acres of prospects in the Texas Permian Basin region, namely the Adams Ranch Field and the Harrell Ranch Field (the Permian Basin Fields). After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing potential hydrocarbon development, Management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. Management has no further plans at this time to attempt to re-engage in opportunities to develop potential prospects in the State of Texas. We plan to develop our new mandate to acquire passive income opportunities through the acquisition of non-operated producing oil and gas interests in international high profile regions, and specifically within South American regions of Argentina to build a strategic base of proven hydrocarbon reserves and production opportunities that represent outstanding growth opportunities for our shareholders over the immediate, near and long term.

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

On May 25, 2005, we entered into a farm-out agreement with an individual investor (the “WIU Holder”), pursuant to which we sold to the WIU Holder a working interest unit (the “WIU”) in exchange for an aggregate payment of $150,000. The WIU is comprised of a 1.5% working interest in Emily Hawes Field, and 15,000 two-year share purchase warrants (collectively, the “WIU Warrant”) with each WIU Warrant permitting the WIU Holder to purchase a share of our restricted common stock up to June 1, 2006 at an exercise price of $1.25 and thereafter at an exercise price of $1.50 per share until expiration of the WIU Warrant on June 1, 2007. The WIU also has equity conversion rights and terms as follows:

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

In August of 2006, the Emily Hawes #3-A well began to demonstrate loading problems and water production increases. Management of the Company opted to place the well into a shut-in status to further assess these complications and to further assess the Company’s continuance of operations on Matagorda Island.

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

During fiscal year 2005, we entered into certain agreements with investors pursuant to which we sold an aggregate 24% working interest (16.80% net revenue interest) in exchange for aggregate proceeds of $640,000. The net proceeds were used to offset the costs of drilling and developing the Tiller Ranch during the last quarter of 2005. Three of the investors had an option to convert their respective working interests into shares of our Common Stock at prices ranging from $1.25 per share to $2.25 per share commencing January 1, 2006 for a period of six months. The conversion price was less than the market price of our stock at the date these agreements were entered into, thus giving rise to an intrinsic value conversion feature. We recognized the intrinsic value of the beneficial conversion feature of $245,600 as financing fees. The three investors did not exercise their option to convert their respective working interests into shares of our Common Stock.

As of the date of this Quarterly Report, we have our 76.0% working interest in the Tiller Ranch Lease listed for sale. We also had a receivable from a private company in the amount of $180,000, which represented $120,000 for the purchase of a 3% working interest and $60,000 for operator fees from November 2005 to April 2006. During the nine-month period ended September 30, 2006, we were issued 720,000 shares of common stock from the private company at an agreed price of $0.25 per share in settlement of the receivable. Operator fees from this private company from May 2006 to September 2006 of $50,000 remain outstanding.

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

Natural gas production and sales commenced early January 2006 from the TR#1, and preliminary daily natural gas flow from the TR#1 was being produced at rates averaging 650+ MCFD and approximately 5 BCD utilizing an initial small 5/64” choke size. As of the date of this Quarterly Report, we are conducting comprehensive analyses towards optimizing future production rates thereby maximizing total project value to our shareholders.

TR#2

After achieving success on the Tiller Ranch with TR#1, preparations were immediately made to implement additional development through a drilling program that management believes could possibly result in as many as 6 natural gas wells. We believe that our drilling plan aims to exploit 18 BCFG of potential natural gas reserves believed to remain on the Tiller Ranch. Therefore, on approximately February 4, 2006, we commenced the spudding and drilling operations of Tiller Ranch natural gas well #2 (“TR#2”). A Patterson-UTI rig #127 was moved onto the location of TR#2 and rigged up to spud TR#2, which marked our second phase of operations on the Tiller Ranch. We conducted our open-hole logging and casing programs for formation evaluation and analysis. After receipt of results of our programs, our technicians and operations team identified multiple zones of interest. Pressure data and sidewall core analyses combined with detailed log evaluation by several third party petrophysical firms indicated that the TR#2 encountered the same target horizons as those at TR#1. Further preliminary indications indicated that reservoir pressures in the Lower Stillwell Sand at the TR#2 are greater than those at the TR#1, the producing horizon from which the TR#1 is generating daily natural gas and condensate revenues. The TR#2 is anticipated to produce economically salable rates of condensate as the Company’s operations team further details the relationship of the natural gas and condensate within the stacked, multi-hydrocarbon potential zones on Tiller Ranch Field. Currently, the TR#2 well is in a shut-in status and not producing either natural gas or condensate until our operations team has fully completed its assessment of the wellbore and makes its recommendations to our Board of Directors on how to proceed with secondary completion operations on the TR#2.

Matagorda Island Pipeline

On March 31, 2005, we entered into a purchase agreement (the “Purchase Agreement”) with Timothy Roche (“Roche”), pursuant to which we purchased the natural gas transmission pipeline located on Matagorda Island. In accordance with the Purchase Agreement: (i) we issued to Roche 35,000 shares of our restricted common stock at $2.50 per share for an aggregate value of $87,500; (ii) we further agreed to pay additional consideration to Roche a royalty of $0.16 per mcfg transmitted through the pipeline up to $50,000 and, thereafter, $0.12 per mcfg transmitted through the pipeline, both amounts which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 bcf. As a result of consummation of the Purchase Agreement, we control the only gas gathering right-of-way on Matagorda Island, as this is the only existing pipeline on Matagorda Island. This ownership results in our ability to transport our own natural gas from the Emily Hawes Field as well as to transport natural gas from other operators on Matagorda Island. We believe that the Matagorda Island natural gas pipeline has the capacity to transport up to 20,000,000 gross cubic feet of natural gas per day. Previously, we conducted integrity tests on the Matagorda Island pipeline and repaired minor damages to the pipeline to ensure that transmission capacity would be in place prior to anticipated natural gas production from Emily Hawes Field. As of the date of this Quarterly Report, the pipeline is operating efficiently in the transportation of natural gas produced from our Emily Hawes Field property.

Baxterville Field

The Company has assessed all possible divestiture opportunities related to Baxterville Field over the course of the last 18 months and has entered into a preliminary understanding with the Mississippi State Oil and Gas Board to commence the work necessary to plug and abandon the property. As a result the Company had recorded an impairment of $418,139.

S. J. Hooper #1.

The Company has assessed all possible divestiture opportunities related to the S.J. Hooper #1 at Baxterville Field over the course of the last 18 months and has entered into a preliminary understanding with the Mississippi State Oil and Gas Board to commence the work necessary to plug and abandon the property. As a result the Company had recorded an impairment of $52,054.

Enos Creek Field/Brown Government Lease

To date, the Company has no longer continued evaluation of Enos Creek Field and has allowed the property leases to lapse after unsuccessfully assessing possible divestiture opportunities related to the property over the course of the past 18 months. As a result the Company had recorded an impairment of $334,487.

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2006 Compared to Nine-Month Period Ended September 30, 2005

Our net losses during the nine-month period ended September 30, 2006 were approximately ($4,737,112) compared to ($2,146,700) during the nine-month period ended September 30, 2005 (an increase of $2,590,412 or 121%). During the nine-month period ended September 30, 2006, we recorded revenue in the aggregate amount of $310,569 from gas sales compared to revenue in the aggregate amount of $83,111 recorded during the nine-month period ended September 30, 2005 (an increase of $227,458 or 274%). The increase in revenue was primarily a result of the sale of natural gas produced from the wells brought into production. We incurred operating expenses of $172,054 (2005: $-0-) consisting of $157,973 in lease operating expenses and taxes and $14,081 in depletion, which resulted in a net operating profit of $138,515.

During the nine-month period ended September 30, 2006, we incurred other expenses of approximately $4,875,872 compared to other expenses of $2,233,124 incurred during the nine-month period ended September 30, 2005 (an increase of $2,642,748 or 118%). The other expenses incurred during the nine-month period ended September 30, 2006 consisted of: (i) $1,049,377 (2005: $1,057,357) in general and administrative expenses; (ii) $796,250 (2005: $268,000) in management and consulting fees – related party ; (iii) $413,400 (2005: $687,200) in management and consulting fees – stock based compensation; (iv) $219,750 (2005: $207,854) in professional fees; (v) $37,357 (2005: $-0-) in interest expense; (vi) $13,629 (2005: $12,713) in depreciation; (vii) $542,750 (2005: $-0-) in financing fees; and (viii) $1,803,359 (2005 $-0-) in impairment of oil and gas properties.

General and administrative expenses increased marginally during the nine-month period ended September 30, 2006 compared to the same period in 2005. The impairment expense on our oil and gas properties of $1,803,359 and financing fees of $542,750 from convertible debt accounted for most of the increase over the same period in 2005. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs. The management and consulting fees to related parties increased as a result of a $350,000 bonus as well as the overall increase in our level of operations in Argentina pertaining to identification and consummation of the acquisition of San Enrique.

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. During the nine-month period ended September 30, 2006, an aggregate of $155,250 was incurred by us to Mr. Spindler for management and consulting services rendered. Bonus management fees in the aggregate amount of $148,750 were incurred during this period. During the nine-month period ended September 30, 2006, we paid Mr. Spindler cash in the amount of $127,655 and off-set an aggregate of $148,750.00 of the debt due and owing by the grant of 450,000 Stock Options exercisable at $0.35 per share, of which Mr. Spindler exercised the 450,000 Stock Options for proceeds of $148,750.00. At September 30, 2006, we owed Mr. Spindler an aggregate of $32,696.89 for accrued management fees, of which $9,631 relates to reimbursement of expenses. See “Part II. Other Information. Item 2. Sale of Unregistered Securities and Use of Proceeds.”

Mr. Kerrigan, our previous Co-President and director, tendered his resignation as Co-President effective as of October 7, 2005. Therefore, during the nine-month period ended September 30, 2006, we incurred severance in the amount of $121,500. At March 31, 2006, we owed Mr. Kerrigan an aggregate of $142,724 relating to management fees. On April 17, 2006, Mr. Kerrigan converted the aggregate amount of $142,724 due and owing him into 430,298 shares of our Common Stock at approximately $0.33 per share.

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. During the nine-month period ended September 30, 2006, an aggregate of $51,000 was incurred by us to Mr. Russell for management and consulting services rendered. Bonus management fees in the aggregate amount of $5,250 were incurred during this period. During the nine-month period ended September 30, 2006, we paid Mr. Russell cash in the amount of $9,000.00 and off-set an aggregate of $50,250 of the debt due and owing by the grant of 15,000 Stock Options exercisable at $0.35 per share and the grant of 112,500 Stock Options exercisable at $0.40 per share, of which Mr. Russell exercised the aggregate Stock Options for proceeds of $50,250. At September 30, 2006, we owed Mr. Russell an aggregate of $1,000 for accrued management fees. See “Part II. Other Information. Item 2. Sale of Unregistered Securities and Use of Proceeds.”

Mr. Perryman, one of our directors, was paid a bonus of $7,000 (2005: $-0-) during the nine-month period ended September 30, 2006 by the grant and exercise of 20,000 Stock Options exercisable at $0.35 per share. See “Part II. Other Information. Item 2. Sale of Unregistered Securities and Use of Proceeds.”

Mr. Sen, our President, derives remuneration from us as compensation for management services rendered. During the nine-month period ended September 30, 2006, an aggregate of $90,000 was incurred by us to Mr. Sen for management and consulting services rendered. Bonus management fees in the aggregate amount of $353,250 were incurred during this period. During the nine-month period ended September 30, 2006, we paid Mr. Sen cash in the amount of $110,000.00 and off-set an aggregate of $44,000 of the debt due and owing by the the issuance of 80,000 shares of our Common Stock at $0.55 per share. The Bonus management fees of $353,250 were paid by the issuance of 480,000 common shares at $0.55 and the issuance of 255,000 common shares at $0.35. The 255,000 common shares were from the grant of 255,000 Stock Options exercisable at $0.35 per share, of which Mr. Sen exercised the aggregate Stock Options for proceeds of $89,250. At September 30, 2006, we owed Mr. Sen an aggregate of $1,000 for accrued management fees. See “Part II. Other Information. Item 2. Sale of Unregistered Securities and Use of Proceeds.”

Mr. Fiddler, our Chief Financial Officer, derives remuneration from us as compensation for management services rendered. During the nine-month period ended September 30, 2006, approximately $47,500 was incurred by us to Mr. Fiddler for management services rendered. Bonus management fees in the aggregate amount of $36,250 were incurred during this period. During the nine-month period ended September 30, 2006, we paid Mr. Fiddler cash in the amount of $49,055 and off-set an aggregate of $36,250 of the debt due and owing by the grant of 25,000 Stock Options exercisable at $0.35 per share and the issuance of 50,000 shares of common stock at $0.55 per share, of which Mr. Fiddler exercise the aggregate Stock Options for proceeds of $8,750. At September 30, 2006, we did not owe

Mr. Fiddler any amounts for accrued management fees. See “Part II. Other Information. Item 2. Sale of Unregistered Securities and Use of Proceeds.”

Our net loss during the nine-month period ended September 30, 2006 was ($3,932,432) or ($0.52) per share compared to a net loss of ($2,146,700) or ($0.37) per share for the nine-month period ended September 30, 2005. The weighted average number of shares outstanding was 7,553,404 at September 30, compared to 5,865,270 at September 30, 2005.

Three-Month Period Ended September 30, 2006 Compared to Three-Month Period Ended September 30, 2005

Our net losses during the three-month period ended September 30, 2006 were approximately ($3,437,669) compared to ($1,154,046) during the three-month period ended September 30, 2005 (an increase of $2,283,623 or 198%). During the three-month period ended September 30, 2006, we recorded revenue in the aggregate amount of $11,417 from gas sales compared to revenue in the aggregate amount of $83,111 recorded during the three-month period ended September 30, 2005. The decrease in revenue was primarily a result of the decrease in sales of natural gas produced from the wells brought into production. We incurred operating expenses of $56,893 (2005: $-0-) consisting of $54,426 in lease operating and tax expenses and $2,467 in depletion, which resulted in a net operating loss of ($83,1111).

During the three-month period ended September 30, 2006, we incurred other expenses of approximately $3,392,193 compared to other expenses of $1,239,181 incurred during the three-month period ended September 30, 2005 (an increase of $2,153,012 or 174%). The other expenses incurred during the three-month period ended September 30, 2006 consisted of: (i) $402,566 (2005: $603,701) in general and administrative expenses; (ii) $323,250 (2005: $20,250) in management and consulting fee – related party; (iii) $210,000 (2005: $570,000) in management and consulting fees – stock based compensation; (iv) $80,953 (2005: $42,155) in professional fees; (v) $24,090 (2005: $-0-) in interest expense; (vi) $5,225 (2005: $3,075) in depreciation; (vii) $542,750 in financing fees (2005: $-0-); and (viii) $1,803,359 (2005: $-0-) in impairment of our oil and gas properties.

The increase in other expenses during the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005 was primarily due to the increase in impairment of oil and gas properties and financing fees.

Our net loss during the three-month period ended September 30, 2006 was ($2,632,989) or ($0.44) per share compared to a net loss of ($1,154,046) or ($0.19) per share for the three-month period ended September 30, 2005. The weighted average number of shares outstanding was 7,744,751 at September 30, 2006 compared to 6,211,942 at September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at September 30, 2006

As at the nine-month period ended June 30, 2006, our current assets were $341,849 and our current liabilities were $2,161,942, resulting in working capital deficit of $1,820,093. As at the nine-month period ended September 30, 2006, current assets were comprised of: (i) $159,458 in cash; (ii) $45,000 in restricted cash; (iii) $88,028 in accounts receivable; and (iv) $49,363 in prepaids and deposits.

As at the nine-month period ended September 30, 2006, our total assets were $1,990,480 comprised of: (i) $341,849 in current assets; (ii) $1,404,688 in unproved oil and gas properties (net of depletion); (iii) $180,000 in other investments and (iv) $63,943 in furniture and equipment (net of depreciation). The decrease in total assets during the nine-month period ended September 30, 2006 from fiscal year ended December 31, 2005 was primarily due to the $1,803,359 in impairment of our oil and gas properties..

As at the nine-month period ended September 30, 2006, current liabilities were comprised of: (i) $702,432 in accounts payable and accrued liabilities; (ii) $73,615 in note payable; (iii) $464,992 in private placement subscription proceeds received; (iv) $855,372 in loan payable; and (v) $65,531 due to related parties.

As at the nine-month period ended September 30, 2006, our total liabilities were $2,161,942 all consisting of current liabilities. The decrease in total liabilities during the nine-month period ended September 30, 2006 compared to fiscal year ended December 31, 2005 was due primarily to the private placement subscriptions converting to equity.

Stockholders' equity decreased from $1,105,250 for December 31, 2005 to $633,218 for the nine-month period ended September 30, 2006.

For the nine-month period ended September 30, 2006, net cash used in operating activities was ($1,907,339) compared to net cash used in operating activities of ($422,478) for the nine-month period ended September 30, 2005. Net cash used in operating activities during the nine-month period ended September 30, 2006 was comprised of a net loss of ($4,737,112) (2005: ($2,146,700) and adjusted primarily by: (i) impairment of oil and gas properties of $1,803,359 (2005: $-0-); (ii) expenses paid by the issuance of shares of $665,609 (2005: $907,915); (iii) stock based compensation of $413,400 (2005: $245,700); and (iv) financing fees of $542,750 (2005: $-0-).

Our cash flow used in investing activities for the nine-month period ended September 30, 2006 was ($395,949) compared to net cash used in investing activities of ($543,433) for the nine-month period ended September 30, 2005. The net cash from investing activities during the nine-month period ended September 30, 2006 was primarily from oil and gas properties in the amount of ($367,856) (2005: ($521,267). The change in net cash from investing activities during the nine-month period ended September 30, 2006 was primarily the result of an increase in the exploration and development of oil and gas properties.

Cash flows from financing activities for the nine-month period ended September 30, 2006 was $1,645,026 compared to cash flow from financing activities of $882,856 for the nine-month period ended September 30, 2005. The net cash flow from financing activities during the nine-month period ended September 30, 2006 was primarily comprised of: (i) $733,410 (2005: $360,000) in proceeds on sale of common stock including subscriptions received; (ii) $51,804 (2005: $18,600) in warrants; (iii) $34,612 (2005: $129,256) in advances from related parties; and (iv) $835,000 (2005: $-0-) in loan payable. The increase in net cash from financing activities during the nine-month period ended September 30, 2006 was primarily the result of an increase in the amount of proceeds received from sale of common stock and from the loan payable during the nine-month period ended September 30, 2006.

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

We believe that the recent redefinition of our business model will allow us during fiscal year 2007 to exploit our opportunities and skills by focusing on the acquisition of non-operated, producing oil and gas interests in international high-profile areas, including the acquisition of SEPSA. We have focused our international business development interests on the Southern Cone region of South America and specifically in Argentina, largely due to its profile as being relatively under-explored with significant reserves and steady to high production growth potential with moderate to low risk. We believe these unique attributes provide for substantially higher rates of return on investments for pioneering oil and gas enterprises like us. With only five out of nineteen hydrocarbon bearing basins currently in production and billions of dollars in energy investment recently committed by international energy development companies, we believe that Argentina can provide our shareholders a foundation to access attractive existing opportunities as well as excellent ground floor exploration prospects towards potentially developing a significant opportunity platform. As part of our overall growth agenda and business mandate, we plan to make a number of South American acquisitions of producing hydrocarbon interests in the future with similar characteristics to those of SEPSA.

We also believe that fiscal year 2005-6 proved to be very successful years for us. Our management positioned us to develop our interests specifically within the Texas Gulf Coast region as our primary area of operational focus going forward through development of the Emily Hawes Project and the Tiller Ranch Project. We believe that implementation of a well defined operations strategy over the past twelve months has led to proving up natural gas and condensate reserves on both of these key properties through the development of successful new well completions, resulting in potential reserve increases, hydrocarbon sales and revenues as well as the further definition of the geologic aspects of the fields.

As of the date of this Quarterly Report, both the EH#3A well and the TR#1 well have been completed as successful natural gas producers and are currently providing us with revenues that could average annualized gross revenue of approximately $500,000 for fiscal year 2006.

We believe that our Texas Gulf Coast operations program saw the successful completion of the first stages of new development efforts at our Emily Hawes Project throughout calendar year 2005 and during this year that resulted in re-establishing natural gas production from the Basal Miocene sands. We believe that we mitigated and managed complex development challenges related to marine supported operational logistics, establishing us as one of the very few junior natural gas producers in the Texas Gulf Coast that has developed the expertise to operate in this region.

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

Throughout our fiscal strategy and growth mandate, we have been very cognizant and proactive on developing our continuous financial strength over the course of our operational history. We believe that through a well planned and executed development agenda, we have developed from the seed stage through start-up to the current development activities of our early stage growth strategy

As a logical step regarding our next phase of growth, our management is currently assessing numerous opportunities in a number of key areas both corporately and operationally. Particularly, we have initiated the evaluation of several international producing properties for the purpose of acquisition, on which we plan to begin negotiations and work toward consummation of acquisition agreements within fiscal year 2006. To that end, we have positioned the Company with acquiring the right to purchase SEPSA, a Buenos Aires, Argentina based upstream and midstream oil and natural gas production and development company, which provide our shareholders with immediate entry into the global energy arena. This new phase of growth can provide instant positive impact on our earnings, profits and financial performance indicators. These new assets, along with the potential acquisition of similar new assets as well as the ongoing development and expansion of the same, could cumulatively provide an even greater platform for achieving all corporate and operational targets set forth from managements new business mandated criteria.

As part of our overall growth objectives and redfined business mandates for fiscal year 2006, we have offered for placement the Pluris Bond A, a $65,000,000 convertible non-retractable, redeemable unsecured Bond (the "Bond") for the purpose of financing the acquisition of as many as two international revenue producing oil and gas opportunities. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in commonshare equity of the Company at the Company's discretion on a five day volume weighted average price. Principle on the Bond can be converted into common shares of the Compnay by either option or mandatory conversion at prices ranging from $3.25 to $9.25 per share over the next five years.

Further to our overall growth objectives and redefined business man for fiscal year 2006, our management has been assessing alternative listing platforms for the public trading of our common shares. To this end, we have identified a number of international stock exchanges that we have been evaluating and in discussions with regarding preparation to list the trading of our common shares upon. To these ends, we have identified that the Oslo Bors stock exchange, located in Oslo, Norway is the most beneficial international stock exchange for listing the common shares of our Company and further, that the Oslo AMB Bond Market will be the target listing platform for our Pluris Bond “A” financial bond instrument. The Oslo Bors is one of the fastest growing stock exchanges in the world and, most notably, one which is aligned with the value principles associated specifically with the energy industry. We anticipate that listing the dates Company’s common shares on the Oslo Bors could provide our shareholders with superior quality of order execution, a more orderly market providing increased liquidity and potentially greater access to an expanded sphere of sophisticated and active international energy investment communities. Pluris Energy’s common shares will continue to be quoted in the United States subsequent to the planned IPO on the Oslo Bors.

As part of our strategy to expand our listings, our management portfolio and our opportunities globally, we have established a ten-year Performance Stock Incentive Program. The Performance Stock Incentive Program permits up to 6,000,000 shares of our Common Stock to be earned in stages over ten years where earning occurs on multiplying our assets and production and stockholder value. The purpose of the Performance Stock Incentive Program is to encourage management to achieve maximal growth and value while putting increased stockholder value ahead of any substantial management benefit. See “Part II. Item 2. Sales of Unregistered Securities.”

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

As of the date of this Quarterly Report, we believe that an estimated $2,000,000 to $5,000,000 is required over the next two years for payment of expenses associated with our ongoing oil and gas operational developments. We believe that we can satisfy our cash requirements for approximately the next twelve months based on proceeds received from private placement offerings and the ability to successfully generate revenues from oil and gas production and to obtain advances or equity private placements from certain investors and other parties, as necessary.

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

During fiscal year 2006, we have a material commitment resulting from the terms and conditions of certain private placement subscription agreements received during fiscal year ended December 31, 2005. In accordance with the terms and provisions of these subscription agreements, proceeds from the financings will constitute an interest free loan until the securities are issued and delivered to the respective investors. As of the date of this Quarterly Report, we have one offering of shares outstanding as follows: 614,286 shares at $0.35 per share.

During the nine-month period ended September 30, 2006, we entered into three convertible loan agreements (collectively, the “Convertible Loans”), which are secured by the assets of our subsidiary. The Convertible Loans bear interest at LIBOR plus 5% per annum subject to a minimum of 10.5% and a maximum of 13% . Interest is payable quarterly commencing six months after the first receipt of funds. As at September 30, 2006, an aggregate of $835,000 is due and owing plus accrued interest of $20,372. The first interest payment was due on October 26, 2006, but has been postponed until November 30, 2006 by mutual consent. These convertible loan agreements have a ratchet provision adjusting the conversion price downward based on any subsequent equity issuances at prices less than the original conversion price of $1.00 per share (post-reverse split). The original conversion price was $1.00 but has been adjusted to $0.35 pursuant to the granting and the exercise of stock options at $0.35 per common share during the period. In connection with this provision, the Company has recorded the beneficial conversion feature resulting from the repricing of the conversion feature as non-cash financing fees of $542,750 which represents the difference between the original conversion price and the adjusted conversion price.

During the nine-month period ended September 30, 2006, we entered into the Share Purchase Agreement pursuant to which we were required to deposit in escrow the San Enrique Bond in the aggregate amount of $3,225,000. As of the date of this Quarterly Report, we have not consummated the Share Purchase Agreement.

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

PETROGUARD COMPANY INC. LITIGATION

On or about September 15, 2004, a lawsuit was filed by Petroguard Company, Inc. (“Petroguard”) against Petrogen, Inc. On or about October 12, 2004, Petrogen, Inc. removes this case to the United States District Court for the Southern District of Texas, Victoria Division, Civil Action No. V-04-94, Petroguard Company, Inc., vs. Petrogen, Inc. and Leo William Kerrigan. The claims made by Petroguard in its complaint against Petrogen, Inc. and Mr. Kerrigan allege conversion, unjust enrichment, fraud and negligent representation, and a request for declaratory judgment and injunctive relief regarding a cease and desist order for utilization and distribution of a three-dimensional seismic survey. The complaint further alleges that Petroguard incurred certain expenses developing the geologic and geophysical interpretations of a three-dimensional seismic survey of approximately 135 square miles constituting Esperitu-Santo Bay and most of Matagorda Island, and that Petrogen wrongfully obtained the seismic survey. Petrogen has responded in its answer to the complaint denying receipt of the seismic data as alleged and counterclaiming that Petrogen is in possession of some related data that is not three-dimensional, which it properly acquired from a company named Fortune. As of the date of this Quarterly Report, this lawsuit has been settled by mutual release, mutual dismissal and neither party is required to pay anything.

X-CLEARING CORP. LITIGATION

On approximately October 20, 2004, we commenced an action against X-Clearing Corp. our previous transfer agent (“X-Clearing”), in the District Court for the City and County of Denver, State of Colorado, Case No. 04-CV-8749, for return of our stock record documents. X-Clearing Corp. has filed an answer and counterclaim asserting that we are liable to X-Clearing for certain legal expenses incurred by X-Clearing in prosecuting an action against the Depository Trust Company, which legal expenses were undeterminable. As of the date of this Quarterly Report, this lawsuit has been settled and the District Court of the City and County of Denver, State of Colorado ordered X-Clearing to return our stock record documents and for us to reimburse X-Clearing $5,282 of legal fees incurred by X-Clearing while acting as our transfer agent.

ITEM 2. SALES OF UNREGISTERED SECURITIES

To provide capital, as of the date of this Quarterly Report and during the nine-month period ended September 30, 2006, we issued 8,087,347 shares of our Common Stock pursuant to private placement offerings, settlement of debt or pursuant to contractual agreements as set forth below, including 6,000,000 escrow shares under the Performance Stock Incentive Plan detailed below.

PRIVATE PLACEMENT OFFERINGS

During the nine-month period ended September 30, 2006, we completed four offerings of units. The first offering was for 56,667 units at $1.50 per unit for proceeds of $85,000, with each unit consisting of one common share and one-half share purchase warrant with each full warrant exercisable into one common share of our common stock at an exercise price of $3.00 for a period of one year. The second offering was for 380,000 units at $1.25 per unit for proceeds of $475,000, with each unit consisting of one common share only. The third offering was for 40,00 units at $1.25 per unit for proceeds of $50,000, with each unit consisting of one common share and one-half share purchase warrant with each full warrant exercisable into one share of our common stock at an exercise price of $2.50 for a period of one year. The fourth offering was for 95,305 units at $2.50 per unit for proceeds of $238,262, with each unit consisting of one common share and one share purchase warrant exercisable into one share of common stock at an exercise price of $5.00 for a period of one year. The total proceeds from the four offerings aggregated $848,262.

PERFORMANCE STOCK INCENTIVE PLAN

On March 6, 2006, we issued an aggregate of 6,000,000 shares of our restricted Common Stock to seven Participants, of which 6,000,000 shares are being held in escrow for future delivery. The shares of Common Stock were issued pursuant to the transactional exemption under the Securities Act of 1933, as amended (the “Securities Act”) in accordance with Section 4(2).

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

(i)

an aggregate of 700,000 Escrowed Performance Shares can be purchased pro-rata from escrow by a participant (the “Participant”) at a price of $2.50 per share commencing one year from the Effective Date for up to five years;

(ii)

an aggregate of 900,000 Escrowed Performance Shares can be purchased pro-rata from escrow by a Participant at a price of $5.00 per share on or before the first three years after the Effective Date, if our assets increase by 50%, the market share price of our common stock achieves a minimum of $6.25, and our financial statements reflect a minimum $3,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(iii)

an aggregate of 1,200,000 Escrowed Performance Shares can be purchased pro-rata from escrow by a Participant at a price of $6.25 per share on or before the first five years after the Effective Date, if our assets increase by 100%, the market share price of our common stock achieves a minimum of $10.00, and our financial statements show a minimum $6,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(iv)

an aggregate of 1,500,000 Escrowed Performance Shares can be purchased pro-rata from escrow by a Participant at a price of $7.50 per share on or before the first seven years after the Effective Date, if our assets increase by 200%, the market share price of our common stock achieves a minimum of $15.00, and our financial statements show a minimum of $9,000,000 profit before taxes, depletion, amortization and stock based compensation charges; and

(v)

an aggregate of 1,700,000 Escrowed Performance Shares can be purchased pro-rata from escrow by a Participant at a price of $10.00 per share on or before the termination date, if our assets increase by 400%, the market share price of our common stock achieves a minimum of $20.00, and our financial statements show a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges.

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

EXERCISE OF STOCK OPTIONS

During the nine-month period ended September 30, 2006, we issued an aggregate of 1,232,060 share of our Common Stock for the exercise of Stock Options for aggregate proceeds of $710,224, of which $150,224 was utilized to off-set debt due and owing to our directors and to another related party and $350,000 was utilized to off-set management bonuses.

SETTLEMENT OF DEBT

During the nine-month period ended September 30, 2006, we issued an aggregate of 65,272 shares of our Common Stock for the settlement of debt of $162,624, of which $89,000 was utilized to off-set debts due and owing to one of our directors and to one of our officers.

BONUSES

During the nine-month period ended September 30, 2006, we issued an aggregate of 113,500 shares of our Common Stock to certain officers, directors and consultants for bonuses aggregating $311,750.

TERMINATION AGREEMENT

During the nine-month period ended September 30, 2006, we issued an aggregate of 15,000 shares of our Common Stock valued at $59,250 to one of our consultants in accordance with the terms and provisions of a termination agreement.

WARRANTS

During the nine-month period ended September 30, 2006, we issued an aggregate of 89,507 shares of our Common Stock pursuant to the exercise of warrants for proceeds of $201,390.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 18, 2006, our Board of Directors authorized an Information Statement to be filed under Section 14(c) of the Securities Exchange Act (the “Information Statement”). The Information Statement is being circulated to our shareholders in connection with the taking of corporate action without a meeting upon the written consent (the "Written Consent") of the holders of a majority of the outstanding shares of our Common Stock.

The matters upon which action is proposed to be taken are to approve the adoption an amendment to our Articles of Incorporation to increase the authorized capital to 250,000,000 shares of Common Stock and to create 100,000,000 shares of Preferred Stock (the "Amendment").

ITEM 5. OTHER INFORMATION

AMENDMENT TO STOCK OPTION PLAN

On May 10, 2006 and on August 16, 2006, our board of directors, pursuant to written unanimous consent, approved amendments to the 2004 stock option and incentive plan of the Company (the “Stock Option Plan”).

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

3.3           Articles of Merger filed with the Secretary of State of Nevada on August 31, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2006).

3.4            Certificate of Change filed with the Secretary of State of Nevada on August 31, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 12, 2006).

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

PLURIS ENERGY GROUP INC.

By: /s/ Sacha S. Spindler

Sacha H. Spindler

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Brian Fiddler

Brian Fiddler

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: November 20, 2006