Form 10QSB/A
period 2006-09-30
PLURIS ENERGY GROUP INC
filed 2006-11-21
CIK 1057226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$ 159,458	$ 817,720
Restricted cash	45,000	45,000
Accounts receivable	88,028	241,740
Notes receivable (Note 3)	-	14,114
Prepaids and deposits (Note 8)	49,363	56,161

	341,849	1,174,735

OTHER INVESTMENTS (Note 4)	180,000	-
FURNITURE AND EQUIPMENT, net of depreciation of $36,987 (2005 - $23,357)	63,943	49,479
OIL AND GAS PROPERTIES, UNPROVED, net of depletion of $20,352 (2005 – $11,258) (Note 4)	1,404,688	2,650,940

	$ 1,990,480	$ 3,875,154

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 702,432	$ 1,172,583
Notes payable (Note 5)	73,615	74,310
Advances payable	-	43,438
Private placement subscription proceeds (Note 6)	464,992	1,209,430
Loans payable (Note 7)	855,372	-
Due to related parties (Note 9)	65,531	270,143

	2,161,942	2,769,904
CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY (DEFICIENCY) (Note 10)
Common stock, $0.001 par value, 250,000,000 shares authorized
14,662,047 (2005 – 6,574,700) shares issued and outstanding	14,662	6,575
Additional paid-in capital	13,600,326	10,193,967
Obligation to issue shares	240,000	59,250
Common stock purchase warrants	70,404	205,200
Deficit accumulated during the exploration stage	(14,096,854)	(9,359,742)

	(171,462)	1,105,250

	$ 1,990,480	$ 3,875,154

The accompanying notes are an integral part of these interim consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	November 15, 2001 (inception) to September 30, 2006

REVENUES
Gas sales	$ 11,417	$ 83,111	$ 310,569	$ 83,111	$ 509,582

OPERATING EXPENSES
Depletion	2,467	-	14,081	-	25,339
Lease operating expenses and taxes	54,426	-	157,973	-	203,423

	56,893	-	172,054	-	228,762

OPERATING (LOSS) PROFIT	(45,476)	83,111	138,515	83,111	280,820

EXPENSES
Depreciation	5,225	3,075	13,629	12,713	36,986
Financing fees – beneficial conversion (Note 7)	542,750	-	542,750	-	788,350
General and administrative	402,566	603,701	1,049,377	1,057,357	3,489,543
Impairment of oil and gas properties	1,803,359	-	1,803,359	-	1,913,163
Interest expense	24,090	-	37,357	-	204,072
Loss on settlement of debt	-	-	-	-	239,448
Management and consulting fees – related party (Note 6)	323,250	20,250	796,250	268,000	2,501,145
Management and consulting fees – stock based compensation (Note 8)	210,000	570,000	413,400	687,200	3,442,395
Professional fees	80,953	42,155	219,750	207,854	1,349,228
Non-recurring costs of share exchange	-	-	-	-	417,800

	3,392,193	1,239,181	4,875,872	2,233,124	14,382,130

LOSS FROM OPERATIONS	(3,437,669)	(1,156,070)	(4,737,357)	(2,150,013)	(14,101,310)

OTHER INCOME (EXPENSES)
Interest income	-	2,024	245	3,313	4,456

	-	2,024	245	3,313	(4,456)

NET LOSS	$ (3,437,669)	$ (1,154,046)	$ (4,737,112)	$ (2,146,700)	$ (14,096,854)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.44)	$ (0.19)	$ (0.63)	$ (0.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,744,751	6,211,942	7,553,404	5,865,270

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SEPTEMBER 30, 2006

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 7 – LOANS PAYABLE

Effective April 28, 2006 the Company entered into three senior convertible loan agreements which are secured by the assets of the Company’s subsidiary, Petrogen. The loans bear interest at LIBOR plus 5% per annum subject to a minimum of 10.5% and a maximum of 13%. Interest is payable each quarter commencing six months after the first receipt of funds. As of September 30, 2006, $835,000 is owing plus accrued interest of $20,372. The first interest payment was due on October 28, 2006 but has been postponed until November 30, 2006 by mutual consent. These convertible loan agreements have a ratchet provision adjusting the conversion price downward based on any subsequent equity issuances at prices less than the original conversion price of $1.00 per share (post-reverse split). The original conversion price was $1.00 but has been adjusted to $0.35 pursuant to the granting and the exercise of stock options at $0.35 per common share during the period. In connection with this provision, the Company has recorded the beneficial conversion feature resulting from the repricing of the conversion feature as non-cash financing fees of $542,750 which represents the difference between the original conversion price and the adjusted conversion price.

NOTE 8 – ACQUISITION OF SAN ENRIQUE PETROLERA S.A.

On August 18, 2006, the Company entered into a share purchase agreement with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. In order to secure the rights to purchase SEPSA, an Escrow Agreement (the “Escrow”) was entered into between the Company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby the Company issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of the Company, which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both of SEPSA and the Company. In the event that the Bond is transferred from the Company to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of the Company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of the Company at the Company’s discretion. This Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA. The SEPSA acquisition marks the Company’s first step in engaging its newly mandated business plans to acquire non-operated producing oil and gas interests in international hydrocarbon regions. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. Two of the four JV participants have taken issue upon their rights under the terms of the JV’s ROFR, which has postponed the closing of the Company’s acquisition of SEPSA until such time as the ROFR issues are clarified between SEPSA and the two JV participants as noted. Management of the Company believes that the issues as noted will be rectified in the near future and completion of the acquisition of SEPSA can occur thereafter.

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

During the nine months ending September 30, 2006 the Company issued 8,087,347 common shares as follows: 6,000,000 escrow common shares at par value of $.001 under the PSIP 2006; 572,008 common shares for subscriptions received in 2005 for proceeds of $848,262; 1,232,060 common shares for the exercise of stock options for proceeds of $710,224 of which $150,224 was utilized to off-set debt owing to a director and to another related party and $350,000 was utilized to off-set accrued and unpaid management bonuses; 89,507 common shares for the exercise of warrants for proceeds of $201,390; 65,272 common shares for the settlement of debt of $162,624 of which $89,000 was utilized to off-set debts owing to a director and to an officer; 113,500 common shares to certain officers, directors and consultants for bonuses totalling $311,750; and 15,000 common shares valued at $59,250 under a termination agreement.

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

On October 3, 2006 the District Court of the City and County of Denver, State of Colorado ordered X-Clearing to return the Company’s stock record documents and for the Company to reimburse X-Clearing $5,283 of legal fees incurred by X-Clearing while acting as the Company’s transfer agent. The judgment is not yet final and no documents have been provided to date.

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

Reverse Stock Split

On September 12, 2006, we effected a five (5) for one (1) reverse stock split of our authorized, issued and outstanding Common Stock. As a result, our authorized capital was decreased from 100,000,000 shares of Common Stock with a par value of $0.001 to 20,000,000 shares of Common Stock with a par value of $0.001. Our issued and outstanding share capital decreased from 68,249,605 shares of Common Stock to 13,649,921 shares of Common Stock. All references to the issuance, granting, and exercising of common stock, stock options and warrants and loss per share amounts in this quarterly report have been adjusted to reflect the effect of our five for one reverse stock split.

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

Argentina

On approximately August 18, 2006, we entered into a shares purchase agreement (the “Shares Purchase Agreement”) with four shareholders of San Enrique Petrolera, SA, an Buenos Aires, Argentina based oil and gas upstream and midstream company (“SEPSA”) to purchase all of the issued and outstanding shares of SEPSA for an undisclosed amount. Under the terms and provisions of the Shares Purchase Agreement (“SPA”), we were required to deposit into an escrow account established between the Company and SEPSA at Deutsch Bank Trust Company Americas, a $3,225,000 unsecured subordinated refundable bond (the “San Enrique Bond”). The SEPSA acquisition marks the Company’s first step in engaging its newly mandated business plans to acquire non-operated producing oil and gas interests in international hydrocarbon regions. SEPSA’s interests include five hydrocarbon producing properties located in three of the country’s five oil and gas producing basins. One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or beat” status. Two of the four JV participants have taken issue upon their rights under the terms of the JV’s ROFR, which has postponed the closing of the Company’s acquisition of SEPSA until such time as the ROFR issues are clarified between SEPSA and the two JV participants as noted. Management of the Company believes that the issues as noted will be rectified in the near future and completion of the acquisition of SEPSA can occur shortly thereafter.

We believe that SEPSA’s key assets consist of 2,700 net acres located in Argentina’s Northeast Platform portion of the Neuquen Basin and 65,646 net acres in the southern tip of Argentina’s Tierra del Fuego region situated in the Austral Basin. SEPSA’s total property portfolio consists of 251,376 net acres.

We have also commenced the offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument pursuant to which the capital raised will be used to close the acquisition of SEPSA and finance the acquisition of a possible additional international revenue producing oil and gas company similar to SEPSA. The Bond carries conversion privileges into common shares of the Company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of the Company at the Company’s discretion. In the event that interest payments upon the Bond are made in common share equity, the resultant common shares will be priced at a five previous trading day volume weighted average price to the date the interest payment is calculated.

United States

Our principal geographic area of focus lies within the onshore and offshore Texas Gulf Coast region, with core assets presently located in the Emily Hawes Field and the Tiller Ranch Field in the Texas Gulf Coast. Non-core assets include Enos Creek Field in central Wyoming and Baxterville Field in the southern Gulf Coast of Mississippi. We have acquired the rights and have been developing our interests in our two core properties spanning over approximately 2,554 net acres with what management believes to be hydrocarbon development opportunities that represent potential oil and natural gas reserves in several potential hydrocarbon bearing geologic horizons. Management recently engaged the services of Petroleum Listing Service of Houston, Texas (“PLS”) to list Emily Hawes Field and Tiller Ranch Field for sale on a competitive bid basis. We anticipate that the sale of all or substantially all of our interests in the Texas Gulf Coast could be completed by the end of this fiscal year. Additionally, over the past 18 months we have been assessing divestiture opportunities related to our Mississippi and Wyoming properties. In this regard, we have made preliminary arrangements with the Mississippi State Oil and Gas Board to commence plugging and abandonment operations of our Mississippi interests and further, have allowed our leases to lapse on our Wyoming interests. The Company retains no plugging and abandonment liabilities for our Wyoming interest. Additionally, we have previously held options and rights of first refusal to develop some 15,000 gross acres of prospects in the Texas Permian Basin region, namely the Adams Ranch Field and the Harrell Ranch Field (the Permian Basin Fields). After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing potential hydrocarbon development, Management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. Management has no further plans at this time to attempt to re-engage in opportunities to develop potential prospects in the State of Texas. We plan to develop our new mandate to acquire passive income opportunities through the acquisition of non-operated producing oil and gas interests in international high profile regions, and specifically within the South American region of Argentina to build a strategic base of proven producing hydrocarbon reserves and development opportunities that represent outstanding growth opportunities for our shareholders over the immediate, near and long term.

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

(i)

commencing June 1, 2006 the WIU Holder shall have the right and option (the “Option”) to tender the WIU for shares of our restricted common stock valued at market less 10% discount to the ten day trading average preceding notice by the WIU Holder but at no less than $1.00 per share. The WIU shall be valued in accordance with Securities and Exchange Commission Present Value discounted by 10% per annum (PV-10) valuation methodologies utilizing professional third party hydrocarbon engineers. The number of common shares issuable shall be the WIU value divided by the discounted share price; and

(ii)

commencing June 1, 2007, we shall have the right and option (the “Put”) to cause the WIU Holder to assign the WIU interests at market less 10% of the ten day trading average preceding notice at any time that our shares of common stock have traded on the OTCBB at $2.00 or more with an average of 50,000 shares per day averaged over the preceding 20 consecutive trading days. The WIU interest will transfer on our books the date of notice and delivery of the shares and the WIU Holder shall execute all such transfer documents and securities documents as we shall reasonably require.

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

On July 22, 2005, we commenced sales of natural gas from the Emily Hawes #3-A. During third quarter 2005, natural gas production from the Emily Hawes #3-A fluctuated from 250,000 cubic feet of gas per day (250 mcfgd) to 1,500 mcfgd through a 12/64” choke, during which time we received daily sales prices for our natural gas production ranging from $10.00 per mcfg to $15.05 per mcfg, while recovering completion fluids and encountering high pipeline pressures. We believe that completion of the Emily Hawes #3-A well bore and pipeline hook-up marked the inflection point of our business model from an investment-stage company to an operational-stage company, and has provided the platform to ‘prove up’ a portion of the Emily Hawes Field’s formerly producing reserves.

On September 14, 2005, we entered into an agreement with Hanover Compression Company of Houston, Texas (“Hanover”) to implement a two-stage natural gas compression system. We further sought input from three independent compression service companies to analyze our data from the Emily Hawes #3-A well. Hanover was also contracted to ascertain to what degree natural gas flow rates could be increased from the Emily Hawes #3-A well through the additional compression. Results of well bore pressure and data analyses indicated at that time that production flows from the Emily Hawes #3-A could be increased to approximately 800 mcfgd with one stage of compression thus potentially doubling average daily production.

Subsequently, on October 7, 2005, crews were mobilized to Emily Hawes Field Project to install the two-stage compression system to help increase and optimize daily natural gas flow rates from Emily Hawes #3-A and as part of our ongoing developments on our natural gas gathering and transportation management facilities on Matagorda Island. Due to high line pressures of the Northern Natural Gas/Matagorda Offshore Pipeline System sales pipeline (the “NNG/MOPS”), optimum daily natural gas production rates from the Emily Hawes #3-A have been suppressed. The addition of the first stage of compression had been implemented to mitigate any further suppression from the NNC/MOPS line pressures to ensure optimum daily natural gas flow rates can be sustained from the Emily Hawes #3-A.

In August of 2006, the Emily Hawes #3-A well began to demonstrate loading problems and water production increases. Management of the Company opted to place the well into a shut-in status to further assess these complications and to further assess the Company’s continuance of operations on Matagorda Island. As of the date of this report, the Emily Hawes #3-A well remains shut-in pending further analysis.

Present Activities – Emily Hawes #1-A. On September 15, 2005, we entered into a drilling agreement with Moncla Well Service of Lafayette, Louisiana (“Moncla”), to commence the drilling of the Emily Hawes #1-A well. Previously during the month of June 2005, our operational team readied the Emily Hawes #1-A location, the second sidetrack drilling location to be spud on our Emily Hawes Field property. The Emily Hawes #1-A step-out location was prepared to be kicked off at a depth of approximately 2,700 feet by cutting the casing and setting a 200 foot cement kick-off plug that would allow us to re-enter the hole and utilize 2,600 feet of the existing well to directionally drill the new side-track bottom hole location.

Due to circumstances associated with Hurricane Rita, drilling of the Emily Hawes #1A well was suspended in October 2005. On approximately June 20, 2006, we initiated preparations related to recommencing operations, which included spudding the Emily Hawes #1A sidetrack well. Together with Petroleum Engineers, Inc., a wholly-owned subsidiary of Tradestar Services Inc. (“PEI”), we developed an operational plan to spud the Emily Hawes #1-A sidetrack well within the summer months of the 2006 Matagorda Island drilling season. We were granted the required U.S. Fish and Wildlife Service Special Use Permit for 2006, which would allow us to continue with our operational developments on the Emily Hawes Lease. In the late summer of 2006, to work in step with the development of the Company’s new corporate mandate related to international acquisition opportunities, we decided to place the Emily Hawes Field Lease for sale through a competitive bidding process. As of September 30, 2006, the Company has written down the property by $998,679 leaving a carrying cost after depletion of $421,377 to reflect the shut-in production status of the field.

Strategic Alliance. On June 1, 2006, we entered into a strategic alliance with PEI in order to strengthen our bench of operational expertise in our next phases of development of our Texas Gulf Coast assets, including the Emily Hawes #1-A well as discussed above. In accordance with the terms of the alliance, PEI will provide all future contract operations services to us on an ongoing basis and will work in concert with our internal technical team to jointly identify and establish the best opportunity set for the future ongoing development of our producing properties and to capture and develop new venture opportunities that fit within our future areas of growth. Currently, no operational development plans have been designed in collaboration with PEI related to our Texas Gulf Coast operations due to the Company’s redefinition of its business mandate related to international acquisition opportunities.

Tiller Ranch

On June 9, 2005, we completed the acquisition of a 100% working interest and a 70% net revenue interest in approximately 822 undeveloped acres of oil and gas leases located in Tom Graham Field, Jim Wells County, Texas (the “Tom Graham Field”). We entered into an assignment of lease with Capital Exploration, Inc. (“Capital Exploration”) dated June 3, 2005 (the “Tiller Ranch Lease”). In accordance with the terms and provisions of the Tiller Ranch Lease we paid to Capital Exploration an initial sum towards the aggregate lease acquisition cost due and owing. Thereafter, we completed upon the terms of the acquisition by paying the balance of the agreed upon lease acquisition cost and performed operations upon the property as required under the terms of the Lease Acquisition Agreement, therein securing our interest in Tom Graham Field. Currently, the lease produces natural gas and condensate and thereby, is considered to be in the “held by production” status.

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

As of the date of this Quarterly Report, we have our 76.0% working interest in the Tiller Ranch Lease listed for sale through competitive bid. We also had a receivable from a private company in the amount of $180,000, which represented $120,000 for the purchase of a 3% working interest and $60,000 for operator fees from November 2005 to April 2006. During the nine-month period ended September 30, 2006, we were issued 720,000 shares of common stock from the private company at an agreed price of $0.25 per share in settlement of the receivable. Operator fees from this private company from May 2006 to September 2006 of $50,000 remain outstanding.

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

Natural gas production and sales commenced early January 2006 from the TR#1, and preliminary daily natural gas flow from the TR#1 was being produced at rates averaging 650+ MCFD and approximately 5 BCD utilizing an initial small 5/64” choke size. As of the date of this Quarterly Report, we have been conducting a series of comprehensive analyses towards optimizing productivity of the TR#1 as production rates from the well have dropped significantly from the period which initial production commenced.

TR#2

After achieving success on the Tiller Ranch with TR#1, preparations were immediately made to implement additional development through a drilling program that management believed could possibly result in as many as 6 new natural gas wells on Tiller Ranch to exploit what management believed could be potential natural gas and condensate reserves. Therefore, on approximately February 4, 2006, we commenced the spudding and drilling operations of Tiller Ranch natural gas well #2 (“TR#2”). A Patterson-UTI rig #127 was moved onto the location of TR#2 and rigged up to spud TR#2, which marked our second phase of operations on the Tiller Ranch. We conducted our open-hole logging and casing programs for formation evaluation and analysis after completion of the drilling of the TR#2. After receiving the results of our analyses, our technicians and operations team identified what we believed to be multiple zones of potential hydrocarbon bearing interest. Pressure data and sidewall core analyses combined with detailed log evaluation by several third party petrophysical firms indicated that the TR#2 encountered the same target horizons as those at TR#1. Further preliminary indications indicated that reservoir pressures in the Lower Stillwell Sand at the TR#2 could be greater than those at the TR#1, the producing horizon from which the TR#1 has been generating daily natural gas and condensate production. The TR#2 was anticipated to produce economically salable rates of condensate as the Company’s operations team made plans to further detail the geological and petrophysical relationship of the natural gas and condensate within the stacked, multi-hydrocarbon potential zones on Tiller Ranch Field. Currently, the TR#2 well remains in a shut-in status and is not producing either natural gas or condensate.

Matagorda Island Pipeline

On March 31, 2005, we entered into a purchase agreement (the “Purchase Agreement”) with Timothy Roche (“Roche”), pursuant to which we purchased the natural gas transmission pipeline located on Matagorda Island. In accordance with the Purchase Agreement: (i) we issued to Roche 35,000 shares of our restricted common stock at $2.50 per share for an aggregate value of $87,500; (ii) we further agreed to pay additional consideration to Roche a royalty of $0.16 per mcfg transmitted through the pipeline up to $50,000 and, thereafter, $0.12 per mcfg transmitted through the pipeline, both amounts which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 bcf. As a result of consummation of the Purchase Agreement, we control the only gas gathering right-of-way on Matagorda Island, as this is the only existing pipeline on Matagorda Island. This ownership results in our ability to transport our own natural gas from the Emily Hawes Field as well as to transport natural gas from other operators on Matagorda Island. We believe that the Matagorda Island natural gas pipeline has the capacity to transport up to 20,000,000 gross cubic feet of natural gas per day. Previously, we conducted integrity tests on the Matagorda Island pipeline and repaired minor damages to the pipeline to ensure that transmission capacity would be in place prior to anticipated natural gas production from Emily Hawes Field. As of the date of this Quarterly Report, the pipeline remains in operating condition.

Baxterville Field

The Company has assessed all possible divestiture opportunities related to Baxterville Field over the course of the last 18 months and has entered into a preliminary understanding with the Mississippi State Oil and Gas Board to commence the work necessary to plug and abandon the property. As a result the Company has recorded an impairment of $418,139.

S. J. Hooper #1.

The Company has assessed all possible divestiture opportunities related to the S.J. Hooper #1 at Baxterville Field over the course of the last 18 months and has entered into a preliminary understanding with the Mississippi State Oil and Gas Board to commence the work necessary to plug and abandon the property. As a result the Company has recorded an impairment of $52,054.

Enos Creek Field/Brown Government Lease

To date, the Company has no longer continued evaluation of Enos Creek Field and has allowed the property leases to lapse after unsuccessfully assessing possible divestiture opportunities related to the property over the course of the past 18 months. As a result the Company has recorded an impairment of $334,487.

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

General and administrative expenses decreased marginally during the nine-month period ended September 30, 2006 compared to the same period in 2005. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs. The impairment of oil and gas properties of $1,803,359 and non-cash financing fees of $542,750 from convertible debt in the current period accounted for the majority of the $2,642,748 overall expense increase over the same period in 2005. The management and consulting fees to related parties increased as a result of a $350,000 bonus as well as the overall increase in our level of operations in Argentina pertaining to identification and due diligence of the acquisition of San Enrique.

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. During the nine-month period ended September 30, 2006, an aggregate of $155,250 was incurred by us to Mr. Spindler for management and consulting services rendered. Bonus management fees in the aggregate amount of $148,750 were incurred during this period. During the nine-month period ended September 30, 2006, we paid Mr. Spindler cash in the amount of $127,655 and off-set an aggregate of $148,750 of the debt due and owing by the grant of 450,000 Stock Options exercisable at $0.35 per share, of which Mr. Spindler exercised the 450,000 Stock Options for proceeds of $148,750. At September 30, 2006, we owed Mr. Spindler an aggregate of $32,697 for accrued management fees, of which $9,631 relates to reimbursement of expenses. See “Part II. Other Information. Item 2. Sale of Unregistered Securities and Use of Proceeds.”

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

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. During the nine-month period ended September 30, 2006, an aggregate of $51,000 was incurred by us to Mr. Russell for management and consulting services rendered. Bonus management fees in the aggregate amount of $5,250 were incurred during this period. During the nine-month period ended September 30, 2006, we paid Mr. Russell cash in the amount of $9,000 and off-set an aggregate of $50,250 of the debt due and owing by the grant of 15,000 Stock Options exercisable at $0.35 per share and the grant of 112,500 Stock Options exercisable at $0.40 per share, of which Mr. Russell exercised the aggregate Stock Options for proceeds of $50,250. At September 30, 2006, we owed Mr. Russell an aggregate of $1,000 for accrued management fees. See “Part II. Other Information. Item 2. Sale of Unregistered Securities and Use of Proceeds.”

Mr. Perryman, one of our directors, was paid a bonus of $7,000 during the nine-month period ended September 30, 2006 by the grant and exercise of 20,000 Stock Options exercisable at $0.35 per share. See “Part II. Other Information. Item 2. Sale of Unregistered Securities and Use of Proceeds.”

Mr. Sen, our President, derives remuneration from us as compensation for management services rendered. During the nine-month period ended September 30, 2006, an aggregate of $90,000 was incurred by us to Mr. Sen for management and consulting services rendered. Bonus management fees in the aggregate amount of $353,250 were incurred during this period. During the nine-month period ended September 30, 2006, we paid Mr. Sen cash in the amount of $110,000.00 and off-set an aggregate of $44,000 of the debt due and owing by the issuance of 80,000 shares of our Common Stock at $0.55 per share. Bonus management fees of $353,250 were paid by the issuance of 480,000 common shares at $0.55 and the issuance of 255,000 common shares at $0.35. The 255,000 common shares were from the grant of 255,000 Stock Options exercisable at $0.35 per share, of which Mr. Sen exercised the aggregate Stock Options for proceeds of $89,250. At September 30, 2006, we owed Mr. Sen an aggregate of $1,000 for accrued management fees. See “Part II. Other Information. Item 2. Sale of Unregistered Securities and Use of Proceeds.”

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

Our net loss during the nine-month period ended September 30, 2006 was ($4,737,112) or ($0.63) per share compared to a net loss of ($2,146,700) or ($0.37) per share for the nine-month period ended September 30, 2005. The weighted average number of shares outstanding was 7,553,404 at September 30, compared to 5,865,270 at September 30, 2005.

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

The increase in expenses during the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005 was primarily due to the increase in impairment of oil and gas properties and financing fees.

Our net loss during the three-month period ended September 30, 2006 was ($3,437,669) or ($0.44) per share compared to a net loss of ($1,154,046) or ($0.19) per share for the three-month period ended September 30, 2005. The weighted average number of shares outstanding was 7,744,751 at September 30, 2006 compared to 6,211,942 at September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at September 30, 2006

As at the nine-month period ended September 30, 2006, our current assets were $341,849 and our current liabilities were $2,161,942, resulting in working capital deficit of $1,820,093. As at the nine-month period ended September 30, 2006, current assets were comprised of: (i) $159,458 in cash; (ii) $45,000 in restricted cash; (iii) $88,028 in accounts receivable; and (iv) $49,363 in prepaids and deposits.

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

As at the nine-month period ended September 30, 2006, current liabilities were comprised of: (i) $702,432 in accounts payable and accrued liabilities; (ii) $73,615 in notes payable; (iii) $464,992 in private placement subscription proceeds received; (iv) $855,372 in loans payable; and (v) $65,531 due to related parties.

As at the nine-month period ended September 30, 2006, our total liabilities were $2,161,942, all consisting of current liabilities. The decrease in total liabilities during the nine-month period ended September 30, 2006 compared to fiscal year ended December 31, 2005 was due primarily to the private placement subscriptions converting to equity.

Stockholders' equity decreased from $1,105,250 for December 31, 2005 to ($171,462) for the nine-month period ended September 30, 2006.

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

Cash flows from financing activities for the nine-month period ended September 30, 2006 was $1,645,026 compared to cash flow from financing activities of $882,856 for the nine-month period ended September 30, 2005. The net cash flow from financing activities during the nine-month period ended September 30, 2006 was primarily comprised of: (i) $733,410 (2005: $360,000) in proceeds on sale of common stock including subscriptions received; (ii) $51,804 (2005: $18,600) in warrants; (iii) $34,612 (2005: $129,256) in advances from related parties; and (iv) $835,000 (2005: $-0-) in loans payable. The increase in net cash from financing activities during the nine-month period ended September 30, 2006 was primarily the result of an increase in the amount of proceeds received from sale of common stock and from the loans payable during the nine-month period ended September 30, 2006.

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

We believe that our Texas Gulf Coast operations program saw the successful completion of the first stages of new development efforts at our Emily Hawes Project. We believe that we mitigated and managed complex development challenges related to marine supported operational logistics.

As part of our previous Texas Gulf Coast mandate, our management positioned us to have complete control of the distribution of our hydrocarbon products. To that end, we acquired and constructed the entire natural gas gathering and transportation facilities and pipelines within the areas adjacent to and upon both of our Texas Gulf Coast properties.

Throughout our fiscal strategy and growth mandate, we have been very cognizant and proactive on developing our continuous financial strength over the course of our operational history. We believe that through well-planned and executed development agenda, we have developed from the seed stage through start-up to the current development activities of our early stage growth strategy.

As a logical step regarding our next phase of growth, our management has been actively assessing numerous opportunities in a number of key areas both corporately and operationally. Particularly, we have initiated the evaluation of several international producing properties for the purpose of acquisition, on which we plan to begin negotiations and work toward consummation of acquisition agreements within fiscal year 2006. To that end, we have entered into a Shares Purchase Agreement to purchase 100% of the shares of San Enrique Petrolera, SA (“SEPSA”), a Buenos Aires, Argentina based upstream and midstream oil and natural gas production and development company. Upon completion of the SEPSA acquisition, we believe that the Company will be positioned in the global energy arena.

As part of our overall growth objectives and redefined business mandates for fiscal year 2006, we have offered for placement the Pluris Bond “A”, a $65,000,000 convertible, non-retractable, redeemable unsecured bond (the “Bond”) for the purpose of financing the acquisition of as many as two international revenue producing oil and gas opportunities. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of the Company at the Company’s discretion on a five day volume weighted average price. Principal on the Bond can be converted into common shares of the Company be either optional or mandatory conversion at prices ranging from $3.25 to $9.25 per share over the next five years. To date, no proceeds have been received from this planned financing.

Further to our overall growth objectives and redefined business mandates for fiscal year 2006, our management has been assessing alternative listing platforms for the public trading of our common shares. To this end, we have identified a number of international stock exchanges that we have been evaluating and in discussions with regarding preparation to list the trading of our common shares upon. To these ends, we have identified that the Oslo Bors stock exchange, located in Oslo, Norway is the most beneficial international stock exchange for listing the common shares of our Company and further, that the Oslo AMB Bond Market will be the target listing platform for our Pluris Bond “A” financial bond instrument. The Oslo Bors is one of the fastest growing stock exchanges in the world and, most notably, one which is aligned with the value principles associated specifically with the energy industry. We anticipate that listing the Company’s common shares on the Oslo Bors could provide our shareholders with superior quality of order execution, a more orderly market providing increased liquidity and potentially greater access to an expanded sphere of sophisticated and active international energy investment communities. Pluris Energy’s common shares will continue to be quoted in the United States.

As part of our strategy to expand, our management portfolio and our opportunities globally, we have established a ten-year Performance Stock Incentive Program. The Performance Stock Incentive Program permits up to 6,000,000 shares of our Common Stock to be earned in stages over ten years where earning occurs on multiplying our assets and production and stockholder value. See “Part II. Item 2. Sales of Unregistered Securities.”

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

During fiscal year 2006, we have a material commitment resulting from the terms and conditions of certain private placement subscription agreements received during fiscal year ended December 31, 2005. In accordance with the terms and provisions of these subscription agreements, proceeds from the financings will constitute an interest free loan until the securities are issued and delivered to the respective investors. As of the date of this Quarterly Report, we have one offering of shares outstanding as follows: 614,286 shares at $0.35 per share and have received an additional $250,000 towards another planned private placement of common stock.

During the nine-month period ended September 30, 2006, we entered into three convertible loan agreements (collectively, the “Convertible Loans”), which are secured by the assets of our subsidiary. The Convertible Loans bear interest at LIBOR plus 5% per annum subject to a minimum of 10.5% and a maximum of 13%. Interest is payable quarterly commencing six months after the first receipt of funds. As at September 30, 2006, an aggregate of $835,000 is due and owing plus accrued interest of $20,372. The first interest payment was due on October 26, 2006, but has been postponed until November 30, 2006 by mutual consent. These convertible loan agreements have a ratchet provision adjusting the conversion price downward based on any subsequent equity issuances at prices less than the original conversion price of $1.00 per share (post-reverse split). The original conversion price was $1.00 but has been adjusted to $0.35 pursuant to the granting and the exercise of stock options at $0.35 per common share during the period. In connection with this provision, the Company has recorded the beneficial conversion feature resulting from the repricing of the conversion feature as non-cash financing fees of $542,750 which represents the difference between the original conversion price and the adjusted conversion price.

During the nine-month period ended September 30, 2006, we entered into the Share Purchase Agreement pursuant to which we were required to deposit in escrow the San Enrique Bond in the face amount of $3,225,000. As of the date of this Quarterly Report, we have not consummated the Share Purchase Agreement.

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

X-CLEARING CORP. LITIGATION

On approximately October 20, 2004, we commenced an action against X-Clearing Corp. our previous transfer agent (“X-Clearing”), in the District Court for the City and County of Denver, State of Colorado, Case No. 04-CV-8749, for return of our stock record documents. X-Clearing Corp. has filed an answer and counterclaim asserting that we are liable to X-Clearing for certain legal expenses incurred by X-Clearing in prosecuting an action against the Depository Trust Company, which legal expenses were undeterminable. As of the date of this Quarterly Report, the District Court of the City and County of Denver, State of Colorado ordered X-Clearing to return our stock record documents and for us to reimburse X-Clearing $5,282 of legal fees incurred by X-Clearing while acting as our transfer agent. The judgment is not yet final and no documents have been provided to date.

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

EXERCISE OF STOCK OPTIONS

During the nine-month period ended September 30, 2006, we issued an aggregate of 1,232,060 share of our Common Stock for the exercise of Stock Options for aggregate proceeds of $710,224, of which $150,224 was utilized to off-set debt due and owing to our directors and to another related party and $350,000 was utilized to off-set accrued and unpaid management bonuses.

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

By: /s/ Sacha H. Spindler

Sacha H. Spindler

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Brian Fiddler

Brian Fiddler

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: November 21, 2006