Form 10KSB
period 2006-12-31
PLURIS ENERGY GROUP INC
filed 2007-04-17
CIK 1057226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [		]

Commission file number  000-25579

PLURIS ENERGY GROUP INC.
(Name of small business issuer in its charter)

Nevada	87-0571853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10777 Westheimer, Ste 1100 Houston, TX	77042-3462
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (281) 383-9403

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

State issuer’s revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

10,730,942 common shares at $0.64(1) per common share = $6,867,803

(1) Represents the average of the bid and ask closing prices on the OTC BB on April 11, 2007. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

16,944,189 common shares issued and outstanding as of April 11, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Pluris” means Pluris Energy Group Inc.. and our wholly owned subsidiaries, Pluris Energy Group Inc., a British Virgin Islands corporation and Petrogen, Inc., a Colorado corporation, unless otherwise indicated.

Corporate Overview

We were incorporated under the laws of the State of Nevada on December 3, 1997 under the name "Hadrosaurus Resources, Inc.". On January 20, 1998, we filed an amendment to the articles of incorporation changing our name to "Hadro Resources, Inc." On February 12, 2003, subsequent to the acquisition of Petrogen, Inc. ("Petrogen"), we filed an amendment to its articles of incorporation changing our name to "Petrogen Corp."

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

On or about September 18, 2006, our board of directors unanimously approved an amendment to our Articles of Incorporation (the “Amendment”), pursuant to which our authorized share capital would be increased from 20,000,000 shares of common stock to 250,000,000 shares of common stock and to create 100,000,000 preferred shares. On or about September 29, 2006, our shareholders holding a majority of the total issued and outstanding shares of our common stock gave approval to the Amendment pursuant to a written consent. The increase in our authorized capital and the creation of the preferred shares was filed with the Nevada Secretary of State on November 21, 2006.

The purpose of increasing our authorized capital to 250,000,000 shares of common stock is to optimize the long term future growth potential of our organization on a share structure basis without requiring additional shareholder approvals to enable for the long term expansion of our business mandate. Specifically this will provide for the potential conversion of convertible redeemable unsecured subordinated bonds due September 30, 2011 (the “Pluris Bond A”) currently being offered by our wholly-owned subsidiary, Pluris Energy Group Inc., a British Virgin Islands corporation (“Pluris BVI”), on a private placement basis of up to $65,000,000 in principal, and/or for the provision of any other equity financing requirements we may have for the long term as well as for the development, expansion and additional acquisition of international oil and gas properties that fit within our mandated business objectives.

Our executive office is located at 10777 Westheimer, Ste 1100, Houston, TX 77042-3462 and our telephone number is 281.383.9403.

Our Current Business

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

Argentina

On August 18, 2006, we entered into a share purchase agreement with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. In order to secure the rights to purchase SEPSA, an Escrow Agreement (the “Escrow”) was entered into between our company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby we issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of our company, which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and our company. In the event that the Bond is transferred from us to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of our company at our discretion. The Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA. The SEPSA acquisition marks our first step in engaging its newly mandated business plans to acquire working interests in producing oil and gas properties located in Argentina’s hydrocarbon regions. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. Two of the four JV participants have commenced proceedings upon their rights under the terms of the JV’s ROFR, which has postponed the closing of our acquisition of SEPSA until such time as the ROFR issues related to the TDF asset are clarified between SEPSA and the two JV participants as noted. On March 22, 2007 Pluris was advised by SEPSA that two injunctions were imposed by the Argentina Judicial Courts on behalf of Apco Argentina Inc. (“Apco”) and Antrim Energy Inc. (“Antrim”) prohibiting the sale of SEPSA’s shares to Pluris until such time as the ROFR issues between SEPSA, Apco and Antrim related to the TDF asset are resolved. Management believes that the ROFR issues and injunctions will be resolved in the near future and completion of the acquisition of SEPSA can occur thereafter.

We have also commenced the offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument pursuant to which the capital raised will be used to close the acquisition of SEPSA and finance the acquisition of a possible additional international revenue producing oil and gas company similar to SEPSA.

We believe that SEPSA’s key assets consist of 2,700 net acres located in the Northeast Platform portion of the Neuquen Basin and 65,646 net acres in the southern tip of Argentina’s Tierra del Fuego region situated in the Austral Basin. We believe that all of SEPSA’s producing and non-producing properties comprise a total of 251,376 net acres. We believe that SEPSA’s producing properties include proved producing reserves with current net production of approximately 1,000 barrels of oil equivalent per day.

United States

Our principal geographic area of focus lies within the onshore and offshore Texas Gulf Coast region, with core assets presently located in the Emily Hawes Field and the Tiller Ranch Field in the Texas Gulf Coast. We have acquired the rights in our two core properties spanning over approximately 2,554 net acres. However, in moving toward our new core business mandate of acquiring non-operated and operated working interests in proven oil and gas producing properties in South America, specifically Argentina, Management engaged the services of Petroleum Listing Service of Houston, Texas (“PLS”) to list Emily Hawes Field and Tiller Ranch Field for sale on a competitive bid basis. On March 8, 2007, we completed the sale of our entire interest in the Emily Hawes Field in Calhoun County, Texas and the Matagorda Island Pipeline to Darcy Energy LLC, for cash proceeds of $500,000. We anticipate a partial sale of the Tiller Ranch Field by the end of the second quarter of 2007. Additionally, we have spent considerable time and effort assessing divestiture opportunities related to our Mississippi and Wyoming properties. In this regard, we have made preliminary arrangements with the Mississippi State Oil and Gas Board to commence plugging and abandonment operations of our Mississippi interests and further, have allowed our leases to lapse on our Wyoming interests. Our company retains no plugging and abandonment liabilities for our Wyoming interest. Additionally, we have previously held options and rights of first refusal to develop some 15,000 gross acres of prospects in the Texas Permian Basin region, namely the Adams Ranch Field and the Harrell Ranch Field (the Permian Basin Fields). After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing potential hydrocarbon development, management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. Management has no further plans at this time to attempt to re-engage in opportunities to develop potential prospects in the State of Texas. We plan to develop our new mandate to acquire passive income opportunities through the acquisition of non-operated and operated producing oil and gas interests in international high profile regions, and specifically within South American regions of Argentina to build a strategic base of proven hydrocarbon reserves and production opportunities that represent outstanding growth opportunities for our shareholders over the immediate, near and long term.

Oil and Gas Properties

As of the date of this annual report, we have not reported nor filed any reserve estimates with any Federal agencies. Plans to commence production from certain properties were initiated within the period of this annual report. We maintain approximately an aggregate of 2,554 net developed and undeveloped acres under the terms associated with Held by Production (HBP) status pursuant to leases and/or concessions as discussed below. The following is a description of our oil and gas operations.

Emily Hawes Field Project

Productive Wells and Acreage

At December 31, 2006, we held a 64.125% working interest and a 77.5% net revenue interest (resulting in 49.697% net of all proceeds from hydrocarbon sales) in approximately 1,571 gross (1,156.65 net) undeveloped acreage of oil and gas leases located in Matagorda Island, Calhoun County, Texas. Previously we held a 95% working interest and a 77.5% net revenue interest in the Emily Hawes Field. We entered into farm-in agreements with Nortex Corporation (“Nortex”) and Darcy, respectively, pursuant to which we assigned a portion of our interests and retained a 35.0% working interest and a 77.5% net revenue interest (resulting in 26.25% net of all proceeds from hydrocarbon sales). Then, on September 20, 2004, we entered into an agreement with Leila Clark Wynn Mineral Trust, which resulted in our retaining a 37.5% working interest and a 77.5% net revenue interest (resulting in 29.06% net of all proceeds from hydrocarbon sales) for payment of $3,536. On approximately April 13, 2005, we acquired an additional 37.5% working interest in the Emily Hawes Field from Nortex for a one-time aggregate payment of $300,000, thus doubling our working interest to 75% and a net revenue interest of 77.5% (resulting in 58.125% net of all proceeds from hydrocarbon sales). We then sold Darcy a 9.375% working interest, pursuant to the terms and provisions of the Area of Mutual Interest agreement entered into between Darcy and Petrogen in 2004 related to their joint operations on Emily Hawes Field, for a one time aggregate payment of $111,005.

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

(i)

commencing June 1, 2006 the WIU Holder shall have the right and option (the “Option”) to tender the WIU for shares of our restricted common stock valued at market less 10% discount to the ten day trading average preceding notice by the WIU Holder but at no less than $1.00 per share. The WIU shall be valued in accordance with Securities and Exchange Commission Present Value discounted by 10% per annum (PV-10) valuation methodologies utilizing professional third party hydrocarbon engineers. The number of common shares issuable shall be the WIU value divided by the discounted share price; and

(ii)

commencing June 1, 2007, we shall have the right and option (the “Put”) to cause the WIU Holder to assign the WIU interests at market less 10% of the ten day trading average preceding notice at any time that our shares of common stock have traded on the OTCBB at $2.00 or more with an average trading value of not less than 50,000 shares per day over the preceding 20 consecutive trading days. The WIU interest will transfer on our books the date of notice and delivery of the shares and the WIU Holder shall execute all such transfer documents and securities documents as we shall reasonably require.

After the sales to the WIU Holder and Darcy, we now hold a 64.125% working interest and a 77.5% net revenue interest (resulting in 49.697% net of all proceeds from hydrocarbon sales) in the Emily Hawes Field.

We previously announced that a drilling rig commenced sidetrack drilling operations on the Emily Hawes #3-A Sidetrack (the “EH-3A”) well on September 28, 2004. The EH-3A was the first of a potential four well drilling program on the Emily Hawes Field that we planned to complete subject to successful operational results. We anticipated encountering, based on pre-drill expectations, as many as six recognized pay sands on the Emily Hawes Field between depths of 6,250 feet and 6,750 feet, with projected net pay of approximately 50 feet. Subsequently, we performed post-drill analysis and announced log results that the drilling had encountered up to eight potential pay sands after the EH-3A well had been drilled to a total measured depth of 6,725 feet. Log analysis reflected 75 feet of gross sand and greater than 60 feet of possible natural gas pay.

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

On September 14, 2005, we entered into an agreement with Hanover Compression Company of Houston, Texas (“Hanover”) to implement a two-stage natural gas compression system. We further sought input from three independent compression service companies to analyze our data from the Emily Hawes #3-A well. Hanover was also contracted to ascertain to what degree natural gas flow rates could be increased from the Emily Hawes #3-A well through the additional of compression. Results of well bore pressure and data analyses indicated that production flows from the Emily Hawes #3-A could be increased to approximately 800 mcfgd with one stage of compression thus potentially doubling average daily production.

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

In August of 2006, the Emily Hawes #3-A well began to demonstrate loading problems and water production increases. Management opted to place the well into a shut-in status to further assess these complications and to further assess our company’s continuance of operations on Matagorda Island.

Present Activities – Emily Hawes #1-A. On September 15, 2005, we entered into a drilling agreement with Moncla Well Service of Lafayette, Louisiana (“Moncla”), to commence the drilling of the Emily Hawes #1-A well. Previously during the month of June 2005, our operational team readied the Emily Hawes #1-A location, the second sidetrack drilling location. The Emily Hawes #1-A step-out location had been prepared to be kicked off at a depth of approximately 2,700 feet by cutting the casing and setting a 200 foot cement kick-off plug.

Due to circumstances associated with Hurricane Rita, drilling of the Emily Hawes #1A well was suspended in October 2005. On approximately June 20, 2006, we initiated preparations related to recommencing operations, which plans had included spudding the Emily Hawes #1A sidetrack well. Together with Petroleum Engineers, Inc., a wholly-owned subsidiary of Tradestar Services Inc. (“PEI”), we developed an operational plan to spud the Emily Hawes #1A sidetrack well during the summer months of the 2006 Matagorda Island drilling season. We were granted the required U.S. Fish and Wildlife Service Special Use Permit for 2006, which allows us to continue with our operational developments on the Emily Hawes Lease. Together with PEI, we solicited multiple bids from vendors for drilling rigs, tug boats, barges, crew quarters, mud and logging systems, directional drilling systems, open hole electrical logging, trucking and all other support needs in preparation to spud the Emily Hawes #1A well.

Strategic Alliance. On June 1, 2006, we entered into a strategic alliance with PEI. In accordance with the terms of the alliance, PEI would thereafter have provided for all future contract operations services to us on an ongoing basis and would work in concert with our internal technical team to jointly identify and establish the best opportunity set for the future ongoing development of our producing properties and to capture and develop new venture opportunities that fit within our future areas of growth related to the Texas Gulf Coast region.

Subsequent to December 31, 2006, we sold our 64.125% working interest and a 77.5% net revenue interest (resulting in 49.697% net of all proceeds from hydrocarbon sales) in approximately 1,571 gross (1,156.65 net)

undeveloped acreage of oil and gas leases located in Matagorda Island, Calhoun County, Texas (the "Emily Hawes Field"). Pursuant to a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) among our company, Petrogen and Darcy Energy LLC (“Darcy”), dated December 31, 2006, we agreed to sell our interest in the Emily Hawes Field in consideration for the payment by Darcy to our company of US$421,377, subject to adjustment as described in the Purchase and Sale Agreement. The foregoing description of the Purchase and Sale Agreement is qualified in its entirety by the terms and conditions contained in the Purchase and Sale Agreement which is attached as an exhibit to this annual report. Prior to the sale of the Emily Hawes Field, our operations on the Emily Hawes Field were as described above.

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

As of the date of this annual report, we have our 76.0% working interest in the Tiller Ranch Lease listed for sale. We also had a receivable from a private company in the amount of $180,000, which represented $120,000 for the purchase of a 3% working interest and $60,000 for operator fees from November 2005 to April 2006. During the year ended December 31, 2006, we were issued 720,000 shares of common stock from the private company at an agreed price of $0.25 per share in settlement of the receivable. Operator fees from this private company from May 2006 to September 2006 of $50,000 were accrued; however, in November of 2006, we amended the terms of our agreement with the private company, whereby we wrote off the balance of $50,000 in remaining operator fees due and owing to us from the private company, and agreed to cease charging any further operator fees. We have additionally agreed that upon the consummation of the sale of our interest in the Tiller Ranch Field, the title of the 3% working interest held by the private company, which has remained in the name of our company, will thereafter be transferred into the name of the private company. Additionally, we agreed to sell to a private investor 240,000 of the common shares as above described for consideration of $30,000.

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

Natural gas production and sales commenced early January 2006 from the TR#1, and preliminary daily natural gas flow from the TR#1 was being produced at rates averaging 650+ MCFD and approximately 5 BCD utilizing an initial small 5/64” choke size. As of the date of this annual report, we have ceased conducting comprehensive analyses towards optimizing future production rates and have listed Tiller Ranch Field for sale.

TR#2

After achieving success on the Tiller Ranch with TR#1, preparations were immediately made to implement additional development through a drilling program, whereby management believed as many as 6 natural gas wells could potentially be developed. Our drilling plans were aimed to exploit 18 BCFG of potential natural gas reserves believed to remain on the Tiller Ranch. Therefore, on approximately February 4, 2006, we commenced the spudding and drilling operations of Tiller Ranch natural gas well #2 (“TR#2”). A Patterson-UTI rig #127 was moved onto the location of TR#2 and rigged up to spud TR#2, which marked our second phase of operations on the Tiller Ranch. We conducted our open-hole logging and casing programs for formation evaluation and analysis. After receipt of results of our programs, our technicians and operations team identified multiple zones of interest. Pressure data and sidewall core analyses combined with detailed log evaluation by several third party petrophysical firms indicated that the TR#2 encountered the same target horizons as those at TR#1. Further preliminary indications indicated that reservoir pressures in the Lower Stillwell Sand at the TR#2 are greater than those at the TR#1, the producing horizon from which the TR#1 is generating daily natural gas and condensate revenues. However, after substantial effort was undertaken to complete the TR#2 and bring it into production, we shut the well in to analyse the less the favourable results encountered in the completion process. Currently, the TR#2 well remains in a shut-in status and is not producing either natural gas or condensate. As of the date of this annual report, we have ceased any assessment of the wellbore and have listed Tiller Ranch Field for sale.

Matagorda Island Pipeline

On March 31, 2005, we entered into a purchase agreement (the “Purchase Agreement”) with Timothy Roche (“Roche”), pursuant to which we purchased the natural gas transmission pipeline located on Matagorda Island. In accordance with the Purchase Agreement: (i) we issued to Roche 35,000 shares of our restricted common stock at $2.50 per share for an aggregate value of $87,500; (ii) we further agreed to pay additional consideration to Roche a royalty of $0.16 per mcfg transmitted through the pipeline up to $50,000 and, thereafter, $0.12 per mcfg transmitted through the pipeline, both amounts which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 bcf. Previously, we conducted integrity tests on the Matagorda Island pipeline and repaired minor damages to the pipeline to ensure that transmission capacity would be in place prior to anticipated natural gas production from Emily Hawes Field. As of the date of this annual report, we have sold the Matagorda Island Pipeline for cash proceeds of $78,623 as part of the overall divestiture of our company of all operations on Matagorda Island.

Baxterville Field

We have assessed all possible divestiture opportunities related to Baxterville Field over the course of the last 24 months and have maintained the well bores at Baxterville Field in a suspended status, and through efforts undertaken with the Mississippi State Oil and Gas Board, have entered into a preliminary understanding with them to undertake the necessary efforts to plug and abandon the property. As a result, we have recorded an impairment of

$418,139. We have estimated and accrued $130,000 of asset retirement obligations in order to plug and abandon this property as well as the S.J. Hooper #1 Wellbore described below.

S. J. Hooper #1.

We have assessed all possible divestiture opportunities related to the S.J. Hooper #1 at Baxterville Field over the course of the last 24 months and have maintained the well bores at Baxterville Field in a suspended status, and through efforts undertaken with the Mississippi State Oil and Gas Board, have entered into a preliminary understanding with them to undertake the necessary efforts to plug and abandon the property.. As a result, we have recorded an impairment of $52,054.

Enos Creek Field/Brown Government Lease

To date, we have no longer continued evaluation of Enos Creek Field and have allowed the property leases to lapse after unsuccessfully assessing possible divestiture opportunities related to the property over the course of an 18 month period. As a result, we have recorded an impairment of $334,487.

Drilling Activity

The following table sets forth the results of our drilling activity as of December 31, 2006:

Gross Wells			Net Wells
Total (3)	Producing (1)	Dry (NIL)	Total (2.118)	Producing (0.76)	Dry (NIL)
	Shut-in (2)			Shut-in (1.40)

Production Information

With the exception of the disclosure regarding the Emily Hawes Field and Tiller Ranch Field, during the prior three fiscal years, we had no oil and gas production.

Producing Wells and Acreage

Gross and Net Productive Gas Wells, Developed Acreage and Overriding Royalty Interests

Productive wells and developed acres. The tables below set forth our leasehold interest in productive and shut-in wells, and in developed acres, at December 31, 2006:

Prospect	Gross(1)	Net(2)
Emily Hawes Field	3	2.325
Tiller Ranch Field	2	1.412
Baxterville Field	5	4.32
Enos Creek Field	0	0

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

Developed Acreage Table (1)

Prospect	Gross(2)	Net(3)
Emily Hawes Field	1,571	1,156
Tiller Ranch Field	822	575

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

Undeveloped Acreage

Leasehold Interests

The table below sets forth our leasehold interest in undeveloped acreage at December 31, 2006:

Prospect	Gross	Net
Enos Creek Field	0	0
Baxterville Field	0	0

Delivery Commitments

We have no delivery commitments. We contract with Northern Natural Gas (Gulf Coast) and Sierra Gas (Rocky Mountains) for pipeline to sell oil or gas produced

Research and Development

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

Employees

As of April 11, 2007, we do not employ any persons on a full-time or on a part-time basis. Mr. Sacha Spindler, our Chief Executive Officer, and Mr. Sam Sen, our President, are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek employees as necessary in our best interests.

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

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $10,246,131 from inception to December 31, 2006 and incurred losses from discontinued operations totaling approximately $4,821,312 for the same period. As of December 31, 2006, we had an accumulated deficit of $15,067,443 and a working capital deficit of $1,792,742. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We have received a going concern opinion from our independent auditor’s report accompanying our December 31, 2006 and 2005 consolidated financial statements. The independent auditor’s report accompanying our December 31, 2006 and 2005 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on the assumption that our company will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

We are a new entrant into the oil and gas industry without a profitable operating history. Since November 15, 2001 (inception), our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited.

As of the date of this annual report, the Tiller Ranch and the Emily Hawes Field are the oil and gas properties where most of our drilling capital resources have been employed. However, we have shifted our future development focus towards acquiring non-operated and operated working interests in international producing oil and gas fields in the South American region of Argentina. These prospects are still in the development stage, and estimates made at this time as to proved or probable oil and natural gas reserves cannot be guaranteed that sufficient reserves will be maintained or new reserves discovered for production. The absence of reporting a sustained production history provides risk regarding independent reserve estimates. Property lease positions in other locations that have been acquired by us are unproven, having little to no production, which prevents us from assigning any proved or probable reserves to these other properties.

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

We are substantially dependent upon only one or two properties located in Texas and upon our acquisition plans related to hydrocarbon interests in Argentina, which causes our risk to be concentrated. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation of natural gas produced from the wells.

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

If any of these events occur, we could incur substantial losses as a result of: (i) injury or loss of life; (ii) severe damage to and destruction of property, natural resources or equipment; (iii) pollution and other environmental damage; (iv) clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of our operations; or (vii) repairs necessary to resume operations. If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital. We currently do not maintain liability insurance on bodily injury, which would include coverage for pollution, environmental damage and chemical spills. For other risks, we may further elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not covered by insurance, it could adversely affect operations. Moreover, even if we obtained insurance in the future, we cannot provide assurance that we would be able to maintain adequate insurance at rates considered reasonable.

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

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of April 11, 2007, we have 16,944,189 shares of common stock issued and outstanding. There are 9,741,555 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2006, there are an aggregate of 535,329 stock options and 306,549 warrants outstanding.

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

The trading price of our common sock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares. During fiscal years ended December 31, 2006 and December 31, 2005, our common sock has traded as low as $0.17 and as high as $0.95. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Additional issuances of equity securities may result in dilution to our existing shareholders.

Additional issuances of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of 250,000,000 shares of common stock and 100,000,000 shares of preferred stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

As of March 6, 2006, our board of directors authorized and approved the adoption of Performance Stock Incentive Plan (the “Performance Stock Incentive Plan”), pursuant to which an aggregate of 6,000,000 shares of our restricted common stock were issued to certain officers, directors and consultants. The 6,000,000 shares of restricted common stock are subject to an escrow and can be acquired by the respective individual upon achievement by us of certain milestones. See “Item 5. Market for Common Equity and Related Stockholders Matters” and “Item 10. Executive Compensation.”

Other Risks

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

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the non U.S. officers and directors for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

Some of our directors and officers are nationals and/or residents of countries other than the United States, specifically Canada, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2.	Description of Property.

Our principal executive office is located at 10777 Westheimer, Ste 1100, Houston, TX 77042-3462, telephone (281) 383-9403. Our office consists of 1,000 square feet and is rented on a monthly basis from January of 2007 at a cost of $2,800 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

A description of our current oil and gas properties can be found on page 5 above under the heading “Our Current Business”.

Item 3.	Legal Proceedings.

Other than set out below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On September 15, 2004, a lawsuit was filed by Petroguard Company, Inc. ("Petroguard") against Petrogen and a director of Petrogen. The claims made by Petroguard Company, Inc. in its complaint alleged conversion, unjust enrichment, fraud, and negligent representation regarding the geologic and geophysical interpretations of a three-dimensional seismic survey of approximately 135 square miles constituting Esperitu-Santo Bay and most of Matagorda Island, and that Petrogen wrongfully obtained the seismic survey. Petroguard claimed injunctive relief including a cease and desist order against Petrogen. Petrogen responded in its answer to the complaint denying receipt of the seismic data as alleged and counterclaiming that Petrogen was in possession of some related data that is not three-dimensional, which it properly acquired from a third party. In August 2006, this lawsuit was settled by mutual release and mutual dismissal. Neither party were required to pay any amount.

On October 20, 2004 we commenced an action against X-Clearing Corp. (X-Clearing), our previous transfer agent, in the District Court for the City and County of Denver, State of Colorado for return of our stock record documents. X-Clearing filed an answer and counterclaim asserting that we were liable to X-Clearing for certain legal expenses incurred by X-Clearing Corp. in prosecuting an action against the Depository Trust Company, which legal expenses are undeterminable. On October 3, 2006 the District Court of the City and County of Denver, State of Colorado ordered X-Clearing to return our stock record documents and for us to reimburse X-Clearing $5,283 of legal fees incurred by X-Clearing while acting as our transfer agent.

On September 18, 2006, a lawsuit was filed by Jack Cowley Supply Co. Inc. (“Cowley”) in the District Court of the 79th Judicial District, Jim Wells County, Texas against Petrogen Inc. Inc. for unpaid goods. Petrogen Inc. has responded in its answer to the complaint denying that any of the goods were ordered by Petrogen Inc. or any of its representatives. The outcome and the loss, if any, from this legal proceeding is presently not determinable and no provision for loss has been provided in the financial statements.

We operate in the field of oil and gas exploration and is therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted for trading on the NASDAQ Over the Counter Bulletin Board Service under the symbol “PEYG”. The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years.

Quarter Ended	High	Low
March 31, 2005	$0.52	$0.27
June 30, 2005	$0.44	$0.32
September 30, 2005	$0.60	$0.34
December 31, 2005	$0.81	$0.49
March 31, 2006	$0.61	$0.40
June 30, 2006	$0.47	$0.24
September 30, 2006	$0.95	$0.17
December 31, 2006	$0.58	$0.25

On April 11, 2007, the shareholders’ list for our common stock showed 120 registered stockholders and 16,944,189 shares issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, we issued the following equity securities which were not registered under the Securities Act of 1933:

We issued 10,314,534 common shares as follows: 6,000,000 escrow common shares at par value of $.001 under the Performance Stock Incentive Plan 2006; 572,008 common shares for subscriptions received in 2005 for proceeds of $848,262; 2,040,361 common shares for subscriptions received in 2006 for proceeds of $727,992; 1,232,060 common shares for the exercise of stock options for proceeds of $710,224 of which $150,224 was utilized to off-set debt owing to a director and to another related party and $350,000 was utilized to off-set management bonuses; 196,174 common shares for the exercise of warrants for proceeds of $441,390; 95,395 common shares for the settlement of debt of $184,086 of which $89,000 was utilized to off-set debts owing to a director and to an officer; 163,500 common shares to certain officers, directors and consultants for bonuses totalling $330,650; and 15,000 common shares valued at $59,250 under a termination agreement.

We completed eleven private placement unit offerings. The first offering was for 111,111 units at $2.25 per unit for proceeds of $250,000, each unit consisting of one common share only. The second offering was for 40,000 units at

$1.25 per unit for proceeds of $50,000, each unit consisting of one common share and one common share purchase warrant; each warrant is exercisable into one common share at an exercise price of $2.50 for a period of one year. The third offering was for 40,000 units at $1.25 per unit for proceeds of $50,000, each unit consisting of one common share only. The fourth offering was for 56,667 units at $1.50 per unit for proceeds of $85,000, each unit consisting of one common share and one half of one common share purchase warrant; each full warrant is exercisable into one common share at an exercise price of $3.00 for a period of one year. The fifth offering was for 65,800 units at $2.50 per unit for proceeds of $164,500, each unit consisting of one common share and one common share purchase warrant; each warrant is exercisable into one common share at an exercise price of $5.00 for a period of one year. The sixth offering was for 200,000 units at $1.25 per unit for proceeds of $250,000, each unit consisting of one common share only. The seventh offering was for 140,000 units at $1.25 per unit for proceeds of $175,000, each unit consisting of one common share and one common share purchase warrant, each warrant is exercisable into one common share at an exercise price of $5.00 for a period of one year. The eighth offering was for 17,416 units at $2.50 per unit for proceeds of $43,540, each unit consisting of one common share and one common share purchase warrant; each warrant is exercisable into one common share at an exercise price of $5.00 for a period of one year. The ninth offering was for 12,089 units at $2.50 per unit for proceeds of $30,222, each unit consisting of one common share only. The tenth offering was for 1,315,000 units at $0.20 per unit for proceeds of $263,000, each unit consisting of one common share only. The eleventh offering was for 614,286 units at $0.35 per unit for proceeds of $214,992, each unit consisting of one common share only. We value the attached warrants at 10% of the private placement proceeds. In 2006, five of the eleven private placements had warrants attached, the total proceeds from these private placements was $518,040, 10% or $51,804 was allocated to the 291,549 warrants granted.

On March 6, 2006 the board of directors approved the adoption of a “Performance Stock Incentive Plan – 2006” (the “PSIP 2006”) with an effective date of March 1, 2006 (the “Effective Date”). The terms of the PSIP 2006 provide that a total of 6,000,000 shares will be issued in escrow and subject to the following terms:

(a)           a total of 700,000 escrowed performance shares can be purchased from escrow at a price of $2.50 per share commencing one year from the effective date for up to five years. We have estimated the fair value of these shares to be $1,116,000 which will be recorded on March 1, 2007 as stock based compensation.

(b)           a total of 900,000 escrowed performance shares can be purchased from escrow at a price of $5.00 per share on or before the first thee years after the effective date, if our assets increase by 50%, the market share price of our common stock achieves a minimum of $6.25, and our financial statements reflect a minimum of $3,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(c)           a total of 1,200,000 escrowed performance shares can be purchased from escrow at a price of $6.25 per share on or before the first five years after the effective date, if our assets increase by 100%, the market share price of our common stock achieves a minimum of $10.00, and our financial statements reflect a minimum of $6,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(d)           a total of 1,500,000 escrowed performance shares can be purchased from escrow at a price of $7.50 per share on or before the first seven years after the effective date, if our assets increase by 200%, the market share price of our common stock achieves a minimum of $15.00, and our financial statements reflect a minimum of $9,000,000 profit before taxes, depletion, amortization and stock based compensation charges; and

(e)           a total of 1,700,000 escrowed performance shares can be purchased from escrow at a price of $10.00 per share on or before the first seven years after the effective date, if our assets increase by 400%, the market share price of our common stock achieves a minimum of $20.00, and our financial statements reflect a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	535,329	$2.51	0
Equity compensation plans not approved by security holders	306,549	$4.32	0
Total	841,878		0

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.	Management Discussion and Analysis and Results of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2006 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

RESULTS OF OPERATION

Following a period of poor financial performance and continued losses on our United States oil and gas operations, during the forth quarter of 2006 we commenced a process to sell our United States oil and gas properties. As a result, the results of operations on the United States properties have been classified as a loss from discontinued operations in the consolidated statements of operations. The consolidated statements of cash flows for the years ended December 31, 2006 and 2005 and from November 15, 2001 (inception) to December 31, 2006 for operating activities and investing activities have been separated between continuing and discontinued operations. Certain figures in the consolidated balance sheets as at December 31, 2005 and the consolidated statements of operations and the consolidated statements of cash flows for the year ended December 31, 2005 and from November 15, 2001 (inception) to December 31, 2006 have been reclassified for purposes of comparability.

For the years ended December 31, 2006 and December 31, 2005

Our net losses from operations for the year ended December 31, 2006 were approximately $2,273,443 compared to $1,773,343 for the year ended December 31, 2005 (an increase of $500,100 or 28%). We incurred operating expenses of $2,273,443 (2005: $1,773,343) consisting of $15,034 in depreciation, $494,613 in general and administrative, $65,732 in interest expense, $926,366 in management and consulting fees – related party, $413,400 in management and consulting fees – stock based compensation and $358,298 in professional fees..

For the year ended December 31, 2006, we incurred other expenses of approximately $90,000 compared to other expenses of $Nil incurred for the year ended December 31, 2005 (an increase of $90,000 or 100%). The other expenses incurred for the year ended December 31, 2006 consisted of: (i) $90,000 (2005: $NIL) in write-down of other investment. The loss from operations combined with other expenses resulted in the loss from continuing operations of $2,363,443 (2005: $1,773,343).

For the year ended December 31, 2006, we incurred expenses from discontinued operations of approximately $3,344,258 compared to expenses from discontinued operations of $1,291,928 incurred for the year ended December 31, 2005 (an increase of $2,017,512 or 1,203%). The results of oil and gas operations for the year ended December 31, 2006 consisted of: (i) $320,607 (2005: $199,013) in gas sales (ii) $14,220 (2005: $11,258) in depletion, (iii) $626,250 (2005: $245,600) in financing fees, (iv) $252,666 (2005: $45,450) in lease operating expenses, (v) $2,025,232 (2005: $109,804) from the impairment of oil and gas properties and, (vi) $746,497 (2005: $1,078,829) in general and administrative expenses resulting in a net loss of $5,707,701 (2005: $3,065,271).

General and administrative expenses increased by $127,405 (35%) for the year ended December 31, 2006 compared to general and administrative expenses for the year ended December 31, 2005 due to the increase in due diligence on the Argentina acquisition. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs. The management and consulting fees to related parties increased by $124,616 (15%) as a result of a $350,000 stock bonus to Sam Sen, our President. The stock based compensation related to management increased by $153,500 (59%) due to stock options granted during 2006. Financing fees increased by $380,650 (255%) as a result of a beneficial conversion feature on convertible loans. Professional fees increased by $54,377 (18%) due to the increase legal work required for the acquisition of the Argentina oil and gas properties.

Mr. Spindler, our Chief Executive Officer and a director, derives remuneration from us as compensation for management and consulting services rendered. For the year ended December 31, 2006, an aggregate of $265,866 was incurred by us to Mr. Spindler for management and consulting services rendered. Bonus management fees in the aggregate amount of $148,750 were incurred during this period. For the year ended December 31, 2006, we paid Mr. Spindler cash of $170,285 and off-set an aggregate of $148,750 of the debt due and owing by the grant of 450,000 Stock Options exercisable at $0.35 per share, of which Mr. Spindler exercised the 450,000 Stock Options for proceeds of $148,750. At December 31, 2006, we owed Mr. Spindler an aggregate of $105,162 for accrued management fees, of which $14,110 relates to reimbursement of expenses. See “Item 5. Recent Sales of Unregistered Securities.”

Mr. Kerrigan, our previous Co-President and director, tendered his resignation as Co-President effective as of October 7, 2005. On April 17, 2006, Mr. Kerrigan converted the aggregate amount of $142,724 due and owing him into 430,298 shares of our common stock at approximately $0.33 per share. See “Item 5. Recent Sales of Unregistered Securities.”

Mr. Russell, one of our directors, derives remuneration from us as compensation for management services rendered. For the year ended December 31, 2006, an aggregate of $54,000 was incurred by us to Mr. Russell for management and consulting services rendered. Bonus management fees in the aggregate amount of $5,250 were incurred for the year ended December 31, 2006. For the year ended December 31, 2006, we paid Mr. Russell cash in the amount of $12,000 and off-set an aggregate of $50,250 of the debt due and owing by the grant of 15,000 stock options exercisable at $0.35 per share and the grant of 112,500 stock options exercisable at $0.40 per share, of which Mr. Russell exercised the aggregate stock options for proceeds of $50,250. At December 31, 2006, we owed Mr. Russell an aggregate of $1,000 for accrued management fees. See “Item 5. Recent Sales of Unregistered Securities.”

Mr. Perryman, one of our directors, was paid a bonus of $7,000 for the year ended December 31, 2006 by the grant and exercise of 20,000 stock options exercisable at $0.35 per share. See “Item 5. Recent Sales of Unregistered Securities.”

Mr. Sen, our President, derives remuneration from us as compensation for management services rendered. For the year ended December 31, 2006, an aggregate of $120,000 was incurred by us to Mr. Sen for management and consulting services rendered. Bonus management fees in the aggregate amount of $353,250 were incurred for the year ended December 31, 2006. During the year ended December 31, 2006, we paid Mr. Sen cash in the amount of

$123,500 and off-set an aggregate of $44,000 of the debt due and owing by the issuance of 80,000 shares of our common stock at $0.55 per share. Bonus management fees of $353,250 were paid by the issuance of 480,000 common shares at $0.55 and the issuance of 255,000 common shares at $0.35. The 255,000 common shares were from the grant of 255,000 stock options exercisable at $0.35 per share, of which Mr. Sen exercised the aggregate Stock Options for proceeds of $89,250. At December 31, 2006, we owed Mr. Sen an aggregate of $20,500 for accrued management fees of which $3,000 relates to reimbursement of expenses. See Item 5. Recent Sales of Unregistered Securities.”

Mr. Fiddler, our Chief Financial Officer, derives remuneration from us as compensation for management services rendered. For the year ended December 31, 2006, approximately $64,000 was incurred by us to Mr. Fiddler for management services rendered. Bonus management fees in the aggregate amount of $36,250 were incurred for the year ended December 31, 2006. For the year ended December 31, 2006, we paid Mr. Fiddler cash in the amount of $65,555 and off-set an aggregate of $36,250 of the debt due and owing by the grant of 25,000 stock options exercisable at $0.35 per share and the issuance of 50,000 shares of common stock at $0.55 per share, of which Mr. Fiddler exercise the aggregate stock options for proceeds of $8,750. At December 31, 2006, we did not owe Mr. Fiddler any amounts for accrued management fees. See Item 5. Recent Sales of Unregistered Securities.”

Our net loss for the year ended December 31, 2006 was $5,707,701 or $0.73 per share compared to a net loss of $3,065,271 or $0.51 per share for the year ended December 31, 2005. The weighted average number of shares outstanding was 7,845,043 at December 31, 2006, compared to 6,034,312 at December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at December 31, 2006

As at December 31, 2006, our current assets were $224,550 and our current liabilities were $2,017,292, resulting in working capital deficit of $1,792,742. As at December 31, 2006, current assets were comprised of: (i) $129,440 in cash; (ii) $45,000 in restricted cash; (iii) $16,059 in accounts receivable; and (iv) $34,051 in prepaids and deposits.

As at December 31, 2006, our total assets were $1,702,096 comprised of: (i) $224,550 in current assets; (ii) $1,372,755 in unproved oil and gas properties available for sale (net of depletion); (iii) $60,000 in other investments and (iv) $44,791 in furniture and equipment (net of depreciation). The decrease in total assets at December 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the $2,025,232 in impairment of our oil and gas properties.

As at December 31, 2006, current liabilities were comprised of: (i) $932,192 in accounts payable and accrued liabilities; (ii) $73,620 in notes payable; (iii) $856,625 in loans payable; and (v) $154,855 due to related parties.

As at December 31, 2006, our total liabilities were $2,017,292, all consisting of current liabilities. The decrease in total liabilities at December 31, 2006 compared to fiscal year ended December 31, 2005 was due primarily to the private placement subscriptions converting to equity.

Stockholders' equity decreased from $1,105,250 at December 31, 2005 to ($315,196) at December 31, 2006.

For the year ended December 31, 2006, net cash used in continuing operating activities was ($1,503,755) compared to net cash used in continuing operating activities of $354,840 for the year ended December 31, 2005. Net cash used in continuing operating activities for the year ended December 31, 2006 was comprised of a net loss of ($2,363,443) (2005: ($1,773,343)) and adjusted primarily by: (i) expenses paid by the issuance of shares of $705,972 (2005: $903,230); and (ii) stock based compensation of $413,400 (2005: $259,900).

For the year ended December 31, 2006, net cash used in discontinuing operating activities was ($678,556) compared to net cash used in discontinuing operating activities of ($919,851) for the year ended December 31, 2005 resulting in net cash used in operating activities of ($2,182,311) (2005: ($565,011)).

Our cash flow used in continuing investing activities for the year ended December 31, 2006 was $19,654 compared to net cash used in continuing investing activities of ($35,221) for the year ended December 31, 2005. The net cash from continuing investing activities during the year ended December 31, 2006 was primarily from the proceeds on the sale of other investments of $30,000 (2005: $Nil). The change in net cash from investing activities for the year ended December 31, 2006 was primarily the result of a decrease in the purchase of furniture and equipment.

For the year ended December 31, 2006, net cash used in discontinuing investing activities was ($492,847) compared to net cash used in discontinuing investing activities of ($1,449,093) for the year ended December 31, 2005 resulting in net cash used in investing activities of ($473,193) (2005: ($1,484,314)).

Cash flows from financing activities for the year ended December 31, 2006 was $1,967,224 compared to cash flow from financing activities of $2,039,719 for the year ended December 31, 2005. The net cash flow from financing activities for the year ended December 31, 2006 was primarily comprised of: (i) $971,410 (2005: $1,399,430) in proceeds on sale of common stock including subscriptions received; (ii) $51,804 (2005: $18,600) in warrants; (iii) $123,936 (2005: $246,689) in advances from related parties; and (iv) $835,000 (2005: $Nil) in loans payable. The decrease in net cash from financing activities for the year ended December 31, 2006 was primarily the result of net effect of a decrease in the amount of proceeds received from sale of common stock and from the increase loans payable for the year ended December 31, 2006.

MATERIAL COMMITMENTS

In connection with the oil and gas exploration, development and production expenses and other overhead costs incurred, we and/or our subsidiary incurred liability or borrowed funds pursuant to various contractual arrangements representing the following material commitments.

During the year ended December 31, 2006, we entered into three convertible loan agreements (collectively, the “Convertible Loans”), which are secured by the assets of our subsidiary. The Convertible Loans bear interest at LIBOR plus 5% per annum subject to a minimum of 10.5% and a maximum of 13%. Interest is payable quarterly commencing six months after the first receipt of funds. As at December 31, 2006, an aggregate of $835,000 is due and owing plus accrued interest of $21,625. These convertible loan agreements have a ratchet provision adjusting the conversion price downward based on any subsequent equity issuances at prices less than the original conversion price of $1.00 per share (post-reverse split). The original conversion price was $1.00 but has been adjusted to $0.20 pursuant to a private placement at $0.20 per common share during the year. In connection with this provision, we have recorded the beneficial conversion feature resulting from the repricing of the conversion feature as non-cash financing fees of $626,250 which represents the difference between the original conversion price and the adjusted conversion price.

During the year ended December 31, 2006, we entered into the Share Purchase Agreement pursuant to which we were required to deposit in escrow the San Enrique Bond in the face amount of $3,225,000. As of the date of this annual report, we have not consummated the Share Purchase Agreement.

Cash Requirements

Over the next twelve months we intend to acquire oil and gas properties in Argentina. We anticipate that we will incur the following costs and operating expenses over the next twelve months, excluding the acquisition costs related to the our acquisition of San Enrique Petrolera S.A., as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$750,000
Mineral exploration expenses and holding costs	3,000,000
Professional fees	400,000
Investor relations & sales related	500,000
Rent, utilities and insurance	100,000
Other general administrative expenses	250,000
Total	$5,000,000

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through December 31, 2006 have incurred losses of $15,067,443 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries, Petrogen and Pluris Energy Group, Inc. All significant intercompany transactions and account balances have been eliminated.

Available for Sale Securities

We do not hold securities in other companies for investment purposes. Any securities received as payment for or settlement of debt are classified as available for sale.

Oil and Gas Properties

We follow the full cost method of accounting for our oil and gas operations whereby all cost related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. In addition, we are the operator of our properties and as per our contracts with third party working interest partners, we charge them operator fees. These operator fees represent a reimbursement of general and administration expenses which have been allocated to the exploration and maintenance of the Emily Hawes Field property. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. We operate in one cost center, being the U.S.A.

To date we have commenced initial production of gas but has not yet quantified proven reserves from evaluations from third party independent reservoir engineers. Depletion and depreciation of the carrying value of unproved oil and gas properties are computed using the unit-of-production method based on the estimated reserves of oil and gas as determined by management.

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

We apply a ceiling test to capitalized costs to ensure that such costs do not exceed estimated future net revenues from production of proven reserves at year end market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, an impairment of the carrying value is charged in the period.

Use of Estimates and Assumptions

Preparation of our financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are reviewing the carrying values of oil and gas properties for impairment, determining fair value for stock based compensation and the amortization rate for furniture and equipment.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. However, previously unvested stock options outstanding as of December 31, 2005 were cancelled January 1, 2006; therefore no compensation expense under SFAS No. 123R with respect to unvested stock options was recorded during the first quarter of 2006.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have an impact on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The adoption of this statement did not have an impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Report of Independent Registered Public Accounting Firm dated March 21, 2007.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005.

Consolidated Statement of Stockholders’ Equity (Deficit) at December 31, 2006.

Notes to the Consolidated Financial Statements.

- F1 -

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pluris Energy Group Inc. (formerly Petrogen Corp.)

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Pluris Energy Group Inc. (formerly Petrogen Corp.) (An Exploration Stage Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations cash flows, and stockholders’ equity for the years then ended and the period from November 15, 2001 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2006 and 2005, and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended and the period from November 15, 2001 (inception) to December 31, 2006, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated significant revenues from operations, has incurred substantial losses to date and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 21, 2007

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash	$ 129,440	$ 817,720
Restricted cash	45,000	45,000
Accounts receivable	16,059	241,740
Notes receivable (Note 3)	-	14,114
Prepaids and deposits	34,051	56,161

	224,550	1,174,735

AVAILABLE FOR SALE SECURITIES (Note 5)	60,000	-
FURNITURE AND EQUIPMENT, net of depreciation of $38,391 (2005 - $23,357)	44,791	49,479
PROPERTY HELD FOR SALE
Oil and gas properties, unproved (Note 4)	1,372,755	2,650,940

	$ 1,702,096	$ 3,875,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 932,192	$ 1,172,583
Notes payable (Note 6)	73,620	74,310
Advances payable	-	43,438
Private placement subscription proceeds (Note 10)	-	1,209,430
Loans payable (Note 7)	856,625	-
Due to related parties (Note 9)	154,855	270,143

	2,017,292	2,769,904
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
STOCKHOLDERS’ EQUITY (Note 10)
Common stock, $0.001 par value, 100,000,000 shares authorized
16,889,234 (2005 – 6,574,700) shares issued and outstanding	16,889	6,575
Additional paid-in capital	14,689,954	10,193,967
Obligation to issue shares	-	59,250
Subscriptions receivable	(25,000)	-
Common stock purchase warrants	70,404	205,200
Deficit accumulated during the exploration stage	(15,067,443)	(9,359,742)

	(315,196)	1,105,250

	$ 1,702,096	$ 3,875,154

Subsequent Events (Note 14)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005	November 15, 2001 (Inception) to December 31, 2006

EXPENSES
Depreciation	$ 15,034	$ 16,673	$ 38,391
General and administrative	494,613	367,208	1,666,613
Interest expense	65,732	23,891	232,447
Loss on settlement of debt	-	-	239,448
Management and consulting fees – related party (Note 9)	926,366	801,750	2,631,261
Management and consulting fees – stock based compensation (Note 11)	413,400	259,900	3,442,395
Professional fees	358,298	303,921	1,487,776

LOSS FROM OPERATIONS	(2,273,443)	(1,773,343)	(9,738,331)

OTHER EXPENSES
Non-recurring costs of share exchange	-	-	(417,800)
Write-down of other investment	(90,000)	-	(90,000)
	(90,000)	-	(507,800)

LOSS FROM CONTINUING OPERATIONS	(2,363,443)	(1,773,343)	(10,246,131)

DISCONTINUED OPERATIONS (Note 4)
Results of oil and gas operations	(3,344,258)	(1,291,928)	(4,821,312)
	(3,344,258)	(1,291,928)	(4,821,312)

NET LOSS	$ (5,707,701)	$ (3,065,271)	$ (15,067,443)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.73)	$ (0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	7,845,043	6,034,312

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2006	Year ended December 31, 2005	November 15, 2001 (inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (2,363,443)	$ (1,773,343)	$ (10,246,131)
Non-cash items:
- depreciation	15,034	11,258	38,391
- accrued interest receivable	(245)	(1,614)	(263)
- accrued interest expense	35,861	-	117,578
- loss on settlement of debt	-	-	239,448
- accrued management fees	-	-	84,500
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation	413,400	259,900	3,442,395
- expenses paid by the issuance of shares	705,972	903,230	2,103,994
- loss on write down of other investments	90,000	-	90,000
- accounts receivable	55,681	169,123	53,941
- prepaids and deposits	22,110	(15,590)	(34,051)
- accounts payable	(434,687)	758,438	995,094
- advances payable	(43,438)	43,438	-
Net cash used in continuing operations	(1,503,755)	354,840	(2,697,304)
Net cash used in discontinued operations	(678,556)	(919,851)	(1,783,533)
NET CASH USED IN OPERATING ACTIVITIES	(2,182,311)	(565,011)	(4,480,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(10,346)	(35,221)	(83,182)
Pre reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Proceeds on sale of other investments	30,000	-	30,000
Net cash from (used in) continuing investing activities	19,654	(35,221)	47,686
Net cash used in discontinued investing activities	(492,847)	(1,449,093)	(3,104,947)
NET CASH USED IN INVESTING ACTIVITIES	(473,193)	(1,484,314)	(3,057,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	971,410	1,399,430	5,094,450
Warrants	51,804	18,600	70,404
Restricted cash	-	-	(45,000)
Notes payable	(14,926)	-	(51,846)
Loans payable	835,000	-	835,000
Debenture payable	-	-	(138,302)
Loans receivable	-	375,000	925,000
Cash advances from former related parties	-	-	318,990
Advances from related parties	123,936	246,689	658,842
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,967,224	2,039,719	7,667,538

(DECREASE) INCREASE IN CASH	(688,280)	(9,606)	129,440
CASH, BEGINNING	817,720	827,326	-

CASH, ENDING	$ 129,440	$ 817,720	$ 129,440

Other non-cash transactions: Refer to Note 15.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$ 2,875	$ -	$ 2,875
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	Common Stock		Additional Paid-in Capital	Obligation to issue shares	Share Purchase Warrants	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount

Stock issued for cash, November 15, 2001 (Date of Inception)	1,304,311	$ 1,304	$ (1,194)	$ -	$ -	$ -	$ 110
Stock issued for cash, May 3, 2002	1,186	1	(1)	-	-	-	-
Stock Issued for oil and gas property, May 20, 2002	8,893	9	(8)	-	-	-	1
Stock Issued for services, June 3, 2002	28,458	28	11,972				12,000
Stock issued for cash, July 8, 2002	11,857	12	24,988	-	-	-	25,000
Subscriptions received for 32,000 units, August 9, 2002	-	-	-	8,000	-	-	8,000
Stock Issued for services, August 13, 2002	5,929	6	2,494	-	-	-	2,500
Stock issued for subscriptions received in prior period, October 7, 2002	3,794	4	7,996	(8,000)	-	-	-
Stock issued for cash, November 26, 2002	35,572	36	29,964	-	-	-	30,000
Net loss for the period November 15, 2001 to December 31, 2002	-	-	-	-	-	(193,562)	(193,562)

Petrogen, Balance, December 31, 2002	1,400,000	1,400	76,211	-	-	(193,562)	(115,951)
Stock issued for acquisition costs, February 12, 2003	60,000	60	(60)	-	-	-	-
Reverse acquisition of Petrogen Corp., February 12, 2003	415,658	416	(350,483)	-	357,800	-	7,733
Stock issued for exercise of options, March 21, 2003	200,000	200	499,800	-	-	-	500,000
Obligation to issue 10,000 shares	-	-	-	5,000	-	-	5,000
Stock-based compensation, options granted on September 10, 2003	-	-	362,230	-	-	-	362,230
Stock issued for exercise of options, September 29, 2003	47,000	47	63,703	-	-	-	63,750
Obligation to issue shares reclassification				(5,000)			(5,000)
Stock-based compensation, options granted on November 1, 2003	-	-	360,215	-	-	-	360,215
Warrants expired	-	-	101,500	-	(101,500)	-	-
Net loss	-	-	-	-	-	(2,097,187)	(2,097,187)
Balance, December 31, 2003	2,122,658	$ 2,123	$ 1,113,116	$ -	$ 256,300	$ (2,290,749)	$ (919,210)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	Common Stock		Additional		Share Purchase Warrants	Deficit Accumulated during Exploration Stage	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Paid-in Capital	Obligation to issue shares

Balance, December 31, 2003	2,122,658	$ 2,123	$ 1,113,116	$ -	$ 256,300	$ (2,290,749)	$ (919,210)
Stock issued for exercise of options, January 14, 2004	40,000	40	39,960	-	-	-	40,000
Stock issued for exercise of options, January 20, 2004	75,000	75	75,925	-	-	-	76,000
Stock cancelled, January 30, 2004	(10,000)	(10)	10	-	-	-	-
Stock issued for exercise of options, February 11, 2004	329,000	329	387,171	-	-	-	387,500
Stock based compensation, options granted on March 4, 2004	-	-	947,550	-	-	-	947,550
Stock issued for exercise of options, April 30, 2004	237,000	237	425,013	-	-	-	425,250
Stock issued for exercise of options, May 18, 2004	50,000	50	62,450	-	-	-	62,500
Stock issued for exercise of options, May 21, 2004	261,920	262	327,139	-	-	-	327,401
Stock issued for exercise of options, June 1, 2004	4,000	4	4,996	-	-	-	5,000
Stock issued for exercise of options, June 16, 2004	59,000	59	73,691	-	-	-	73,750
Stock based compensation, options granted on March 4, 2004	-	-	176,950	-	-	-	176,950
Stock issued for exercise of options, August 12, 2004	200,000	200	299,800	-	-	-	300,000
Stock issued for settlement of debenture, August 18, 2004	586,938	587	938,514	-	-	-	939,101
Stock issued for cash, September 21, 2004	1,476,800	1,476	1,637,424		182,100	-	1,821,000
Stock based compensation, options granted on July 22, 2004	-	-	852,050	-	-	-	852,050
Stock issued for exercise of options, October 12, 2004	6,000	6	8,994	-	-	-	9,000
Stock issued for exercise of options, November 1, 2004	4,000	4	5,996	-	-	-	6,000
Stock issued for exercise of options, November 8, 2004	2,000	2	2,998	-	-	-	3,000
Stock based compensation, options granted on October 1, 2004	-	-	70,100	-	-	-	70,100
Warrants expired	-	-	256,300	-	(256,300)	-	-
Net loss	-	-	-	-	-	(4,003,722)	(4,003,722)

Balance, December 31, 2004	5,444,316	$ 5,444	$ 7,706,147	$ -	$ 182,100	$ (6,294,471)	$ 1,599,220

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	Common Stock		Additional		Share Purchase Warrants	Deficit Accumulated during Exploration Stage	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Paid-in Capital	Obligation to issue shares

Balance, December 31, 2004	5,444,316	$ 5,444	$ 7,706,147	$ -	$ 182,100	$ (6,294,471)	$ 1,599,220
Stock issued for exercise of options, April 4, 2005	250,000	250	374,750	-	-	-	375,000
Stock issued for services, April 5, 2005	6,000	6	14,694	-	-	-	14,700
Stock issued for exercise of options, May 1, 2005	49,468	49	146,121	-	-	-	146,170
Stock issued for services, May 1, 2005	84,200	84	153,066	-	-	-	153,150
Stock issued for acquisition of pipeline, May 1, 2005	35,000	35	87,465	-	-	-	87,500
Stock issued for finders’ fees, May 1, 2005	125,680	126	(126)	-	-	-	-
Stock issued for private placement, May 1, 2005	24,000	24	26,976	-	3,000	-	30,000
Stock based compensation, options granted on May 2, 2005	-	-	48,700	-	-	-	48,700
Stock issued for services, May 16, 2005	1,090	1	1,999	-	-	-	2,000
Stock issued for exercise of options, June 1, 2005	40,000	40	99,960	-	-	-	100,000
Stock issued for private placement, June 1, 2005	12,000	12	13,488	-	1,500	-	15,000
Stock issued for conversion of debt, June 2, 2005	47,006	47	82,213	-	-	-	82,260
Stock issued for services, June 2, 2005	2,100	2	3,673	-	-	-	3,675
Stock based compensation, options granted on July 1, 2005	-	-	211,200	-	-	-	211,200
Stock issued for services, September 1, 2005	273,600	274	587,966	-	-	-	588,240
Stock issued for services, September 7, 2005	1,000	1	2,499	-	-	-	2,500
Stock issued for services, September 12, 2005	23,200	23	42,897	-	-	-	42,920
Stock issued for services, September 29, 2005	600	1	2,129	-	-	-	2,130
Stock issued for exercise of options, September 29, 2005	4,000	4	4,996	-	-	-	5,000
Stock issued for exercise of options, October 6, 2005	12,000	12	29,988	-	-	-	30,000
Stock issued for conversion of debt, October 6, 2005	10,000	10	36,490	-	-	-	36,500
Stock issued for conversion of debt, October 12, 2005	7,000	7	13,993	-	-	-	14,000

Balance carried forward	6,452,260	$ 6,452	$ 9,691,284	$ -	$ 186,600	$ (6,294,471)	$ 3,589,865

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	Common Stock		Additional Paid-in Capital	Obligation to issue shares	Share subscriptions receivable	Share Purchase Warrants	Deficit Accumulated during Exploration Stage	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount

Balance carried forward	6,452,260	$ 6,452	$ 9,691,284	$ -	$ -	$ 186,600	$ (6,294,471)	$ 3,589,865
Stock issued for exercise of options, October 18, 2005	16,533	17	44,983	-	-	-	-	45,000
Stock issued for exercise of options, October 24, 2005	83,223	83	160,196	-	-	-	-	160,279
Stock issued for services, October 26, 2005	1,700	2	5,609	-	-	-	-	5,611
Stock issued for exercise of options, November 7, 2005	6,000	6	7,494	-	-	-	-	7,500
Stock issued for conversion of debt, November 7, 2005	2,383	3	7,147	-	-	-	-	7,150
Stock issued for services, November 7, 2005	2,380	2	7,137	-	-	-	-	7,139
Stock issued for conversion of debt, November 28, 2005	10,221	10	24,517	-	-	-	-	24,527
Beneficial conversion feature on warrants (Note 4)	-	-	245,600	-	-	-	-	245,600
Share purchase warrants from acquisition of working interest	-	-	-	-	-	18,600	-	18,600
Obligation to issue shares	-	-	-	59,250	-	-	-	59,250
Net loss	-	-	-	-	-	-	(3,065,271)	(3,065,271)

Balance, December 31, 2005	6,574,700	6,575	10,193,967	59,250	-	205,200	(9,359,742)	1,105,250
Stock issued for private placement, January 24, 2006	202,467	202	314,348	-	-	34,950	-	349,500
Stock issued for debt settlement, January 24, 2006	38,328	38	105,363	-	-	-	-	105,401
Stock issued for services, January 24, 2006	106,000	106	291,394	-	-	-	-	291,500
Stock issued for private placement, January 26, 2006	340,000	340	412,160	-	-	12,500	-	425,000
Stock issued for warrants, January 26, 2006	89,507	90	223,677	-	-	(22,377)	-	201,390
Stock issued for termination agreement, January 26, 2006	15,000	15	59,235	(59,250)	-	-	-	-
Stock issued for debt settlement, January 26, 2006	4,444	4	12,218	-	-	-	-	12,222
Stock issued for services, January 26, 2006	7,000	7	18,893	-	-	-	-	18,900
Stock issued for private placement, February, 2006	17,416	18	39,168	-	-	4,354	-	43,540

Balance carried forward	7,394,862	$ 7,395	$ 11,670,423	$ -	$ -	$ 234,627	$ (9,359,742)	$ 2,552,703

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	Common Stock		Additional Paid-in Capital	Obligation to issue shares	Share subscriptions receivable	Share Purchase Warrants	Deficit Accumulated during Exploration Stage	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount

Balance carried forward	7,394,862	$ 7,395	$ 11,670,423	$ -	$ -	$ 234,627	$ (9,359,742)	$ 2,552,703
Stock issued for services, February 9, 2006	100	-	1,350	-	-	-	-	1,350
Escrow stock issued March 1, 2006	6,000,000	6,000	24,000	-	-	-	-	30,000
Stock issued for exercise of options, March 7, 2006	140,000	140	413,260	-	-	-	-	413,400
Expired warrants, March 31, 2006	-	-	137,556			(137,556)		-
Stock issued for exercise of options, April 17, 2006	86,060	86	142,638	-	-	-	-	142,724
Stock issued for exercise of options, April 26, 2006	6,000	6	7,494	-	-	-	-	7,500
Stock issued for debt settlement, June 28, 2006	22,500	23	44,977	-	-	-	-	45,000
Stock issued for private placement, August 9, 2006	12,525	12	30,210	-	-	-	-	30,222
Stock issued for exercise of options, September 22, 2006	1,000,000	1,000	559,001	-	-	-	-	560,001
Stock issued for private placement, December 29, 2006	2,040,397	2,040	725,952	-	(25,000)	-	-	702,992
Stock issued for warrants, December 29, 2006	106,667	107	266,560	-	-	(26,667)	-	240,000
Stock issued for debt settlement, December 29, 2006	30,123	30	21,433	-	-	-	-	21,463
Stock issued for services, December 29, 2006	50,000	50	18,850	-	-	-	-	18,900
Beneficial conversion feature on loan payable (Note 7)	-	-	626,250	-	-	-	-	626,250
Net loss	-	-	-	-	-	-	(5,707,701)	(5,707,701)

Balance, December 31, 2006	16,889,234	$ 16,889	$ 14,689,954	$ -	$ (25,000)	$ 70,404	$ (15,067,443)	$ (315,196)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Pluris Energy Group Inc. (formerly Petrogen Corp.) (the “Company” or “Pluris”) was incorporated in the State of Nevada. Effective February 12, 2003 the Company completed the acquisition of Petrogen Inc. (“Petrogen”) by way of a reverse merger and issued 1,400,000 restricted shares of common stock to the shareholders and 60,000 restricted shares of common stock as a finder’s fee resulting in a change in control of the Company

With operations based in Houston, Texas, the Company and its wholly owned subsidiary, Petrogen, is a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in well developed areas. The Company’s core strategy has been to acquire interests with proved developed hydrocarbon reserves that couple immediate development opportunities with undeveloped upside which can provide for near and long term production revenues.

The Company’s principal geographic areas of focus lay in the Gulf of Mexico region, with core assets presently located in the Emily Hawes Field in southern Texas and the Tiller Ranch Lease located within the Tom Graham Field, Jim Wells County, Texas. During the third quarter of 2006, the Company changed its principal focus to acquisition and development of oil and gas properties in Argentina. As a result, during the fourth quarter its properties in the USA have been or will be listed for sale or otherwise disposed of and accordingly have been classified as discontinued operations at December 31, 2006. Refer to Note 4. In that regard, the Company incorporated Pluris Energy Group Inc., a British Virgin Islands company, to effect the Company’s new business mandate of acquiring operated and non-operated producing oil and gas properties in South America, specifically Argentina. During August 2006 the Company entered into an agreement to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. Refer to Note 8.

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

In addition, effective September 12, 2006, the Company completed a five for one reverse stock split of the authorized, issued and outstanding common stock. As a result, the authorized capital has decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital has decreased from 68,249,605 shares of common stock to 13,649,921 shares of common stock. All references to the issuance, granting, and exercising of common stock, stock options and warrants and loss per share amounts in these financial statements have been adjusted to reflect the effect of the five for one reverse stock split.

Effective September 18, 2006, the Company increased the authorized number of shares of the Company’s common stock from 20,000,000 shares to 250,000,000 shares of common stock, par value $0.001, and created a class of Preferred Shares.

As at December 31, 2006, the Company has a working capital deficiency of $1,792,742 and has realized significant losses to date. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Available for Sale Securities

The Company does not hold securities in other companies for investment purposes. Any securities received as payment for or settlement of debt are classified as available for sale.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations

Net Earnings (Loss) per Common Share

Basic earnings (loss) per common share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible notes, stock options and warrants have been excluded as they are anti-dilutive. The 6,000,000 shares held in escrow do not form part of this computation - see Note 10.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. However, previously unvested stock options outstanding as of December 31, 2005 were cancelled January 1, 2006; therefore no compensation expense under SFAS No. 123R with respect to unvested stock options was recorded during the first quarter of 2006.

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended December 31, 2005.

For the year ended December 31, 2005

Net loss as reported	$ (3,065,271)
SFAS No. 123 Additional Compensation Expense	(56,020)

Pro forma net loss under SFAS No. 123	$ (3,121,291)

Basic loss per common share as reported	$ 0.10

Pro forma net loss per common share under SFAS No. 123	$ 0.10

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if future deductibility is uncertain.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, restricted cash, accounts receivable, notes receivable, prepaids and deposits, accounts payable and accrued liabilities, advances and loans payable, debenture payable and amounts due to related parties approximate carrying values due to the short-term maturity of the instruments.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have an impact on the financial position or results of operations of the Company .

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The adoption of this statement did not have an impact on the financial position or results of operations of the Company

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NOTE 3 – NOTES RECEIVABLE

Pursuant to the Company’s 2004 Stock Option Plan, during 2005 a total of 506,000 stock options were exercised at a price of $1.25 per share for proceeds of $632,500 which the Company agreed to loan the optionees. These loans were secured by demand promissory notes bearing interest at 8% per annum. At December 31, 2005 interest of $1,614 has been accrued, $550,000 was repaid, and $70,000 was offset against outstanding debt with $12,500 of these notes remaining outstanding.. At December 31, 2006 accrued interest of $1,859 has been received along with the outstanding $12,500, and no remaining amounts are outstanding.

NOTE 4 – PROPERTY HELD FOR SALE

	December 31,	Incurred	December 31,	Incurred	December 31,
	2004	in the year	2005	in the year	2006
Oil and Gas Properties, Unproved	$	$	$	$	$
Acquisition costs	250,646	617,500	868,146	-	868,146
Exploration costs	1,224,763	679,093	1,903,856	761,267	2,665,123
	1,475,409	1,296,593	2,772,002	761,267	3,533,269

Less accumulated depletion and impairment	-	121,062	121,062	2,039,452	2,160,514

	1,475,409	1,175,531	2,650,940	(1,278,185)	1,372,755

Following a period of poor financial performance and continued losses on its United States oil and gas operations, during the fourth quarter of 2006 the Company commenced a process to sell its United States oil and gas properties. As a result, the results of operations on the United States properties has been classified as loss from discontinued operations in the consolidated statements of operations and the assets have been classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the years ended December 31, 2006 and 2005 and from November 15, 2001 (inception) to December 31, 2006 for operating activities, investing and financing activities have been separated between continuing and discontinued operations. An impairment charge of $2,025,232 was recorded to adjust the assets to fair value based on management’s estimate including estimated asset retirement obligations. The consolidated balance sheets as at December 31, 2005 and the consolidated statements of operations and the consolidated statements of cash flows for the year ended December 31, 2005 and from November 15, 2001 (inception) to December 31, 2006 have been restated for purposes of comparability.

During the year ending December 31, 2006 the Company incurred exploration costs of $761,267 on its properties, wrote down the properties by $2,025,232 and depleted the properties by $14,220.

The loss from discontinued operations is summarized as follows:

	Year ended December 31, 2006	Year ended December 31, 2005	November 15, 2001 (Inception) to December 31, 2006

Revenue - gas sales	$ 320,607	$ 199,013	$ 519,620

Operating Expenses
Depletion	14,220	11,258	25,478
Financing fees	626,250	245,600	871,850
Lease operating expenses	252,666	45,450	298,116
Impairment of oil and gas properties	2,025,232	109,804	2,135,036
General and administrative	746,497	1,078,829	2,010,452

	3,664,865	1,490,941	5,340,932

Results of oil and gas operations	$ (3,344,258)	$ (1,291,928)	$ (4,821,312)

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 4 – PROPERTY HELD FOR SALE (CONTINUED)

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

On May 26, 2004 the Company entered into a participation agreement with Nortex Corporation of Texas for a 37.5% WI, and a 29.063% NRI. The Company received $66,112 as cash consideration for the assignment of Nortex’s proportionate WI share of the leases and credited the monies against the carrying value of oil and gas properties to offset future costs on drilling the property.

On June 4, 2004 the Company entered into a participation agreement with Darcy Energy, LLC. (“Darcy”) (formerly Bazmo Exploration, LLC) of Texas for a 25% WI, and a 19.375% NRI . The Company received $42,680 as cash consideration for the assignment of Darcy’s proportionate WI share of the leases and credited the monies against the carrying value of oil and gas properties to offset future costs on drilling the property.

On September 20, 2004, the Company entered an agreement whereby it purchased a 5% working interest for $3,536 resulting in the Company retaining a total 29.06% NRI of a 37.5% WI in the Emily Hawes Field.

On April 1, 2005, the Company entered into a purchase and sale agreement with Nortex Corporation, Danny L. Stephens Interests and Robert W. Kent (“Nortex, et al”), pursuant to which it purchased Nortex, et al’s 37.5% working interests (the “Nortex Interests”) in the Emily Hawes Field. As consideration for the Nortex Interests, the Company made a one time cash payment to Nortex, et al of $300,000. As additional consideration for the Nortex Interests, the Company agreed to accrue and pay any and all costs associated with the Nortex Interests from January 1 to March 31, 2005.

On May 25th, 2005, the Company entered into a farm-out agreement with an individual investor, pursuant to which the Company sold a 1.5% working interest in the Emily Hawes Field for $150,000. In addition, the Company granted the individual investor 15,000 two year warrants with a fair market value of $18,600 and the option to convert the working interest into shares of restricted common stock for a period of two years.

On July 21st, 2005, the Company entered into an agreement with one of the existing joint interest owners to Emily Hawes Field, Darcy pursuant to which Darcy and the Company had entered into an agreement related to a prescribed to Area of Mutual Interest (AMI) surrounding the Emily Hawes Field, whereby Darcy elected to acquire a 25% interest in the 37.5% working interest the Company purchased from Nortex et al on April 1st, 2005. As consideration, Darcy paid to the Company a one time cash payment of $111,005 for receipt of a 9.375% working interest in the Emily Hawes Field, increasing Darcy’s overall working interest to 34.375%.

After the sales to the individual investor and Darcy, the Company holds a 64.125% working interest of a 77.5% net revenue interest, which results in 49.697% net revenue from of all proceeds of hydrocarbon sales in the Emily Hawes Field. As of December 31, 2006, the Company wrote down the property by $998,679 leaving a carrying cost after depletion of $421,377. On March 8, 2007, the Company completed the sale of its entire 64.125% working interest in the Emily Hawes Field to Darcy for cash proceeds of $421,377. See Matagorda Island Pipeline.

Matagorda Island Pipeline

On March 10, 2003, Petrogen International Limited (“PIL”), a company with directors in common with the Company, entered into a Lease Assignment Agreement (the “Lease”) with James Timothy Roche (“Roche”), whereby PIL leased a natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas from Roche

On March 30, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”), with Roche pursuant to which it purchased the natural gas transmission pipeline located on Matagorda Island. As consideration for the pipeline the Company agreed to pay $5,000 and issue to Roche 35,000 restricted shares of common stock valued at $87,500 and agreed to pay a combined royalty of $0.16 per MCF transmitted through the pipeline up to a total amount of $50,000 and thereafter, pay to Roche $0.12 per MCF transmitted through the pipeline, both amounts of which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 billion cubic feet of natural gas. The Matagorda Island Pipeline is connected to the Emily Hawes #3 well and transmits all the production of natural gas from this well to its major customer, Shoreline Gas, Inc. At December 31, 2006, the Company has capitalized acquisition costs of $92,500 and recorded depletion of $13,877 leaving a net book value of $78,623. On March 8, 2007, the Company completed the sale of its entire interest in the Matagorda Island Pipeline to Darcy for cash proceeds of $78,623.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 4 – PROPERTY HELD FOR SALE (CONTINUED)

Tiller Ranch

On June 3, 2005, pursuant to an assignment of lease agreement, the Company acquired a 100% WI and 70% NRI in the Tiller Ranch Lease consisting of 822 acres located within the Tom Graham Field, Jim Wells County, Texas. The Company has incurred $681,501 of capitalized expenditures, paid $225,000 for the lease acquisition cost and has recorded depletion of $1,813. As of September 30, 2006, the Company sold a 24% WI (16.80% NRI) for proceeds of $660,000. The net proceeds were used to offset the costs of drilling and developing the property in the last quarter of 2005. Three investors who collectively purchased working interests totaling 9% for $180,000 had an option to convert their WI into common stock of the Company at prices ranging from $01.25 - $2.25 commencing January 1, 2006 for a period of six months. The conversion price was less than the market price of the Company’s stock at the date these agreements were entered into, thus giving rise to an intrinsic value conversion feature. The Company recognized the intrinsic value of the beneficial conversion feature of $245,600 as financing fees in 2005.

After the sales to the individual investors, the Company held a 76.0% WI and a 53.2% NRI (resulting in 49.697% net of all sales) in the Tiller Ranch Lease.

The Company had a receivable from a private company for $180,000 representing $120,000 for the purchase of a 3% WI and $60,000 for operator fees from November 2005 to April 2006. During the year ended December 31, 2006, the Company received 720,000 common shares of this private company at an agreed price of $0.25 per share in settlement of this receivable which has been classified as available-for-sale securities. Refer to Note 5.

In September of 2006, the Company entered into an agreement with Petroleum Listing Service (“PLS”) to list Tiller Ranch Field for sale through a competitive bidding process. Management cannot estimate the value the Company may receive from any potential sale. At December 31, 2006, the Company has capitalized acquisition costs of $874,707 and recorded depletion of $1,952 leaving a net book value of $872,755.

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

During the year ended December 31, 2006 there were limited expenditures on the property. The Company has assessed all possible divestiture opportunities related to Baxterville Field over the course of the last 18 months and has entered into a preliminary understanding with the Mississippi State Oil and Gas Board to commence the work necessary to plug and abandon the property. As a result the Company has recorded an impairment of the capitalized expenditures of $418,139 at December 31, 2006. The Company has estimated and accrued $130,000 of asset retirement obligations in order to plug and abandon this property as well as the S.J. Hooper #1 Wellbore described below.

S.J. Hooper #1 Wellbore, Baxterville Field, Mississippi

Effective October 25, 2002, Petrogen entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. (“CR”) of Mississippi, whereby Petrogen will acquire a 100% WI and 77% NRI in the S.J. Hooper #1. Petrogen paid $22,500 to acquire this interest. The Company has assessed all possible divestiture opportunities related to the S.J. Hooper #1 at Baxterville Field over the course of the last 18 months and has entered into a preliminary understanding with the Mississippi State Oil and Gas Board to commence the work necessary to plug and abandon the property. As a result the Company has recorded an impairment of the capitalized expenditures of $52,054 at December 31, 2006. The Company has estimated and accrued $130,000 of asset retirement obligations in order to plug and abandon this property as well as the other Baxterville properties described above.

Enos Creek Field, Wyoming

Effective October 31, 2002, Petrogen acquired from Coronado Oil Company LLC (Coronado) a 100% WI and a 77.5% NRI in the Brown Government Lease (the “Property”), located in the Enos Creek gas field, Hot Springs County, Wyoming. The Company has allowed the property leases to lapse after unsuccessfully assessing possible divestiture opportunities related to the property over the course of the past 18 months. As a result the Company has recorded an impairment of the capitalized expenditures of $334,487 at December 31, 2006.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 4 – PROPERTY HELD FOR SALE (CONTINUED)

Adams Ranch and Harrell Ranch properties, Crockett County, Texas

The Company held certain rights to develop an average 100% working interest and 77.5% net revenue interest located on approximately 20,180 acres of developed and undeveloped acreage on the Adams Ranch and Harrell Ranch prospects in Crockett County, Texas. After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing hydrocarbon development, as well as taking into consideration management’s focused agenda to develop the Texas Gulf Coast properties exclusively, management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. As a result, at December 31, 2005, the Company has abandoned this property and expensed a total of $109,804 of previously capitalized expenditures relating to these properties.

NOTE 5 –AVAILABLE FOR SALE SECURITIES

During the year ended December 31, 2006, the Company had a receivable from a private company for $180,000. Refer to Note 4. The Company received 720,000 common shares of this private company at an agreed price of $0.25 per share in settlement of this receivable which has been classified as available for sale securities. During the year ended December 31, 2006 240,000 shares were sold back to the private company at $0.125 per share for proceeds of $30,000. The remaining 480,000 shares were written down to a value of $0.125 per share, resulting in a loss of $90,000.

NOTE 6 – NOTES PAYABLE

Effective July 1, 2005 the Company issued a promissory note in the amount of $70,000 in settlement of an unpaid account payable which is unsecured and due on demand. The note bears interest at 18% per annum, compounded. During the year ended December 31, 2006, the Company has recorded $8,443 (2005: $4,310) of interest in connection with this note and has paid $59,800 (2005: $nil) leaving a balance owing of $22,953 (2005: $74,310).

Effective June 1, 2006 the Company issued a promissory note in the amount of $50,000 which is unsecured and due on demand. The note bears interest at 10% per annum. At December 31, 2006, the Company has accrued $2,918 (2005: $NIL) of interest in connection with this note leaving a balance of principal and interest of $52,918.

Effective December 8, 2006 the Company issued a promissory note in the amount of $23,000 which is unsecured and due on demand, this note bears a flat interest rate of 12.5% or $2,875 for a total owing of $25,875. At December 31, 2006, the Company had repaid $28,125 leaving a balance owing back to the Company of $2,250.

NOTE 7 – LOANS PAYABLE

Effective April 28, 2006 the Company entered into three convertible loan agreements which are secured by the assets of the Company’s subsidiary Petrogen, Inc. The loans bear interest at LIBOR plus 5% per annum, are due April 1, 2007, and interest is payable each quarter commencing six months after the first receipt of funds. As of December 31, 2006, $835,000 is owing plus accrued interest of $21,625. The first interest payment of $21,463 due on October 28, 2006 was paid by the Company on December 29, 2006 by issuing an aggregate of 30,123 common shares to the secured parties. These convertible loan agreements have a ratchet provision adjusting the conversion price downward based on any subsequent equity issuances at prices less than the original conversion price of $1.00 per share (post-reverse split). The original conversion price was $1.00 but has been adjusted to $0.20 pursuant to a private placement at $0.20 per common share during the year. In connection with this provision, the Company has recorded the beneficial conversion feature resulting from the repricing of the conversion feature as non-cash financing fees of $626,250 which represents the difference between the original conversion price and the adjusted conversion price.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 8 – ACQUISITION OF SAN ENRIQUE PETROLERA S.A.

On August 18, 2006, the Company entered into a share purchase agreement with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. The SEPSA acquisition marks the Company’s first step in engaging its newly mandated business plans to acquire a working interest in producing oil and gas properties located in Argentina’s hydrocarbon regions. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. In order to secure the rights to purchase SEPSA, an Escrow Agreement (the “Escrow”) was entered into between the Company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby the Company issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of the Company, which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and the Company. In the event that the Bond is transferred from the Company to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of the Company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of the Company at the Company’s discretion. This Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA.

One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. Two of the four JV participants have commenced proceedings upon their rights under the terms of the JV’s ROFR, which has postponed the closing of the Company’s acquisition of SEPSA until such time as the ROFR issues are clarified between SEPSA and the two JV participants as noted. On March 22, 2007 Pluris was advised by SEPSA that two injunctions were imposed by the Argentina Judicial Courts on behalf of Apco Argentina Inc. (“Apco”) and Antrim Energy Inc. (“Antrim”) prohibiting the sale of SEPSA’s shares to Pluris until such time as the ROFR issues between SEPSA, Apco and Antrim are resolved, Management of the Company believes that the ROFR issues and injunctions will be resolved in the near future and completion of the acquisition of SEPSA can occur thereafter.

The Company has commenced the offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument pursuant to which the capital raised will be used to close the acquisition of SEPSA and finance the acquisition of a possible additional international revenue producing oil and gas company similar to SEPSA. To date, no proceeds have been received from this offering.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, management fees of $265,866 (2005: $274,500) were incurred to one director and officer and one former director and officer of the Company of which NIL (2005: $67,500) has been capitalized as oil and gas development costs. During the year ended December 31, 2006 management bonuses of $148,750 (2005: $322,500) were incurred to these individuals which were settled by the non-cash exercise of 425,000 stock options granted at $0.35. In October 2005, one of these directors and officers left the Company and as of April 17, 2006 this director and officer converted his total debt owing of $142,724 into 86,060 common shares of the Company. The Company is committed to pay the remaining director $22,813 in management fees per month. At December 31, 2006 this director and officer was owed a total of $105,162. (December 2005: $138,195 was owed by these directors and officers for advances).

During the year ended December 31, 2006, management fees of $54,000 (2005: $72,000) were incurred to a director of the Company. During the year ended December 31, 2006 a management bonus of $5,250 (2005: NIL) were incurred to this individual which were settled by the non-cash exercise of 15,000 stock options granted at $0.35. During 2006, this director exercised 15,000 (2005: 34,533) stock options and accepted a debt settlement of 22,500 (2005: 25,259) common shares for net proceeds in the amount of $45,000 (2005: $126,500), which amount was utilized to offset the debt due and owing to this director. At December 31, 2006, this director was owed $1,000 (December 2005: $4,000) for unpaid management fees. The Company is committed to pay this director $1,000 in management fees per month.

During the year ended December 31, 2006, management fees of $120,000 (2005: $120,000) were incurred to an officer of the Company. During the year ended December 31, 2006, management bonuses of $353,250 were incurred to this individual of which $89,250 was settled by the non-cash exercise of 255,000 stock options granted at $0.35 and $264,000 was settled with 96,000 shares with a fair value of $264,000 (2005: 40,000 shares with a fair value of $77,800). This officer accepted a debt settlement of 20,000 common shares for net proceeds in the amount of $44,000, which amount was utilized to offset the debt due and owing to this officer. At December 31, 2006, this officer is owed $20,500 (December 2005: $65,000) for management fees due. The Company is committed to pay this officer $10,000 in management fees per month.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended December 31, 2006, management fees of $64,000 (2005: $36,000) were incurred to an officer of the Company. During the year ended December 31, 2006, additional bonuses of $36,250 were incurred to this individual of which $8,750 were settled by the non-cash exercise of 25,000 stock options granted at $0.35 and $27,500 was settled with 10,000 shares with a fair value of $27,500 (2005:5,000 shares with a fair value of $8,750). The Company is committed to pay this officer $5,500 in management fees per month.

At December 31, 2006, $5,693 (December 2005: $62,949) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1. Also during the year ended December 31, 2005 management fees of $10,000 were paid to a former director.

During the year ended December 31, 2006, consulting fees of $30,000 (2005: $30,000) were incurred to a relative of a director of the Company. During 2005, this consultant repaid a note receivable owing to the Company of $22,500 and exercised 6,000 stock options for net proceeds in the amount of $7,500 of which both amounts were utilized to off-set the consulting fees due and owing to this consultant. At December 31, 2006, this individual is owed $22,500 (December 2005: NIL) for consulting fees due. The Company is committed to pay this consultant $2,500 in consulting fees per month.

During the year ended December 31, 2006, a bonus of $7,000 which was offset by the exercise of 20,000 stock options at $0.35 (December 2005: NIL) were incurred to a director of the Company.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in Notes 3, 4 and 10.

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

During the year ending December 31, 2006 the Company issued 10,314,534 common shares as follows: 6,000,000 escrow common shares at par value of $.001 under the PSIP 2006 (refer to Note 11); 572,008 common shares for subscriptions received in 2005 for proceeds of $848,262; 2,040,361 common shares for subscriptions received in 2006 for proceeds of $727,992; 1,232,060 common shares for the exercise of stock options for proceeds of $710,224 of which $150,224 was utilized to off-set debt owing to a director and to another related party and $350,000 was utilized to off-set management bonuses; 196,174 common shares for the exercise of warrants for proceeds of $441,390; 95,395 common shares for the settlement of debt of $184,086 of which $89,000 was utilized to off-set debts owing to a director and to an officer; 163,500 common shares to certain officers, directors and consultants for bonuses totalling $330,650; and 15,000 common shares valued at $59,250 under a termination agreement.

During the year ended December 31, 2006, the Company completed eleven private placement unit offerings. The first offering was for 111,111 units at $2.25 per unit for proceeds of $250,000, each unit consisting of one common share only. The second offering was for 40,000 units at $1.25 per unit for proceeds of $50,000, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $2.50 for one year. The third offering was for 40,000 units at $1.25 per unit for proceeds of $50,000, each unit consisting of one common share only. The fourth offering was for 56,667 units at $1.50 per unit for proceeds of $85,000, each unit consisting of one common share and ½ share purchase warrant; each full warrant is exercisable into one common share of the Company at an exercise price of $3.00 for a period of one year.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 10 – CAPITAL STOCK (CONTINUED)

Common Shares (continued)

The fifth offering was for 65,800 units at $2.50 per unit for proceeds of $164,500, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $5.00 for one year. The sixth offering was for 200,000 units at $1.25 per unit for proceeds of $250,000, each unit consisting of one common share only. The seventh offering was for 140,000 units at $1.25 per unit for proceeds of $175,000, each unit consisting of one common share and one share purchase warrant, each warrant is exercisable into one common share of the Company at an exercise price of $5.00 for a period of one year. The eighth offering was for 17,416 units at $2.50 per unit for proceeds of $43,540, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $5.00 for one year. The ninth offering was for 12,089 shares of common stock at $2.50 per share for proceeds of $30,222. The tenth offering was for 1,315,000 shares of common stock at $0.20 per share for proceeds of $263,000. The eleventh offering was for 614,286 shares of common stock at $0.35 per share for proceeds of $214,992. The Company has estimated the fair value of the attached warrants to be 10% of the private placement proceeds. In 2006, five of the eleven private placements had warrants attached, the total proceeds from these private placements were $518,040, 10% or $51,804 was allocated to the 291,549 warrants granted.

Warrants

A summary of the Company’s warrants outstanding and the changes for 2006 and 2005 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2004	728,400	$2.25
Issued	33,000	1.25
Exercised / Cancelled / Expired	-	-

Balance, December 31, 2005	761,400	2.25	0.27 years
Issued	291,549	4.46
Exercised / Cancelled / Expired	(746,400)	-

Balance December 31, 2006	306,549	$4.32	0.09 years

Of the above warrants, 15,000 are exercisable at $1.50 per share until June 1, 2007, and 291,549 warrants are exercisable at prices ranging from $2.50 - $5.00 until February 9, 2007.

Subscriptions Receivable

The Company was owed $25,000 for the subscription of 125,000 common shares at $0.20 per share. The Company received these funds in January 2007.

NOTE 11 – STOCK OPTION PLANS

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 11 – STOCK OPTION PLANS (CONTINUED)

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

During the year ended December 31, 2006 the Company granted a total of 1,140,000 stock options to directors, officers and consultants of the Company at exercise prices ranging from $0.35 to $1.50 per common share under the amended 2004 Stock Option Plan. These stock options vested immediately. The Company estimated the fair value of the 140,000 stock options granted at $1.50 by applying the fair value method using the Black-Scholes option pricing model using an expected life of one year, a risk-free interest rate of 4% and an expected volatility of 82% resulting in a stock based compensation expense of $203,400. The Company also estimated the fair value of the 1,000,000 stock options granted at $0.35 to be $210,000 being the difference between the market price and the exercise price on the date of grant as these options were granted and exercised immediately to settle outstanding bonuses to certain officers, directors and consultants. Refer to Note 9.

On March 6, 2006 the board of directors approved the adoption of a “Performance Stock Incentive Plan – 2006” (the “PSIP 2006”) with an effective date of March 1, 2006 (the “Effective Date”). The terms of the PSIP 2006 provide that a total of 6,000,000 shares will be issued in escrow and subject to the following terms:

(a)

a total of 700,000 escrowed performance shares can be purchased from escrow at a price of $2.50 per share commencing one year from the Effective Date for up to five years. The Company has estimated the fair value of these shares to be $1,116,000 which will be recorded on March 1, 2007 as stock based compensation.

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 11 – STOCK OPTION PLANS (CONTINUED)

A summary of the options outstanding is as follows:

	Number of Options	Date of Issue	Exercise Price	Expiry Date	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2004	1,655,280				$ 2.25	4.62 years

Granted during the year	20,000	02-May-05	2.50	02-May-08
	20,000	02-May-05	3.75	02-May-08
	20,000	01-Jul-05	2.50	01-Jul-08
	30,000	01-Jul-05	1.25	01-Jul-15
	70,000	01-Jul-05	2.50	01-Jul-15
	12,000	01-Jul-05	2.50	01-Jul-08
Exercised during the year	(250,000)		1.50	22-Jul-07
	(18,000)		3.75	10-Sep-06
	(7,500)		2.50	04-Mar-07
	(23,969)		2.50	04-Mar-07
	(40,000)		2.50	22-Jul-07
	(4,000)		1.25	10-Sep-06
	(3,600)		2.50	12-Feb-06
	(8,223)		1.25	10-Sep-06
	(10,000)		2.50	10-Sep-06
	(2,933)		3.75	10-Sep-06
	(6,000)		1.25	04-May-14
	(30,000)		1.25	01-Jul-15
	(25,000)		2.50	01-Jul-15
	(20,000)		2.50	01-Jul-08
	(12,000)		2.50	01-Jul-08
Cancelled during the year	(20,000)		1.50	22-Jul-14
	(20,000)		3.75	22-Jul-14
	(20,000)		5.00	22-Jul-14
	(200,000)		2.50	04-Mar-07
	(50,000)		3.75	22-Jul-14
	(25,000)		5.00	22-Jul-14
	(5,000)		1.25	04-Mar-07
Options granted, December 31, 2005	1,026,055				$ 2.20	4.47 years

Granted during the period	140,000	01-Jan-06	1.50	01-Jan-07
	1,000,000	22-Sep-06	0.35	22-Sep-11

Exercised during the period	(140,000)		1.50	07-Mar-06
	(40,777)		1.25	10-Sep-06
	(13,222)		1.25	04-Mar-14
	(6,000)		1.25	04-Mar-14
	(20,000)		1.50	22-Jul-14
	(12,060)		3.75	22-Jul-14
	(1,00,000)		0.35	22-Sep-11

Expired during the period	(77,600)		2.50	12-Feb-06
	(60,000)		2.50	10-Sep-06
	(29,067)		3.75	10-Sep-06
	(120,000)		1.25	01-Nov-08
	(112,000)		1.25	01-Nov-13

Options granted, December 31, 2006	535,329				$ 2.51	4.30 years

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 12 – INCOME TAXES

As at December 31, 2006, the Company and its subsidiaries have net operating loss carryforwards of approximately $8,845,000 that result in deferred tax asset. These loss carryforwards will expire, if not utilized, through 2025. Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

The Company’s income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:

	December 31, 2006	December 31, 2005
Net Operating Loss	$	$
Net loss per financial statements	$ (5,707,701)	$ (3,065,271)
Add:
Stock based compensation	413,400	259,900
Depreciation	15,034	11,258
Financing fees	626,250	-
Impairment of oil and gas properties	2,025,232	-
Write-down of other investments	90,000	-
Non deductible meals and entertainment	5,563	4,157

Net operating loss for the year	$ (2,532,222)	$ (2,789,956)

Net Operating Losses Carryforward
Prior year cumulative total	$ 6,310,186	$ 3,520,230
Current year net operating loss	2,532,222	2,789,956

Net operating losses carryforward cumulative	$ 8,842,408	$ 6,310,186

Effective Tax Rate
Federal statutory tax rate	35.00%	35.00%
State taxes	0.00%	0.00%

	35.00%	35.00%

Deferred Tax Asset
Net cumulative operating losses	3,094,843	2,208,565
Valuation allowance	(3,094,843)	(2,208,565)

Net tax asset	$ -	$ -

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	December 31, 2006	December 31, 2005

Deferred income tax assets:
Operating losses available for future periods	$ 3,094,843	$ 2,208,565
Property and equipment in excess of net book value	38,391	23,357
Oil and gas properties in excess of net book value	2,025,232	-
Other investments in excess of net book value	90,000	-

	5,248,466	2,231,922
Valuation allowance	(5,248,466)	(2,231,922)

Net deferred income tax assets	$ -	$ -

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 13 – CONTINGENCIES

On September 15, 2004, a lawsuit was filed by Petroguard Company, Inc. ("Petroguard") against Petrogen and a director of Petrogen, Inc. The claims made by Petroguard Company, Inc. in its complaint alleged conversion, unjust enrichment, fraud, and negligent representation regarding the geologic and geophysical interpretations of a three-dimensional seismic survey of approximately 135 square miles constituting Esperitu-Santo Bay and most of Matagorda Island, and that Petrogen Inc. wrongfully obtained the seismic survey. Petroguard claimed injunctive relief including a cease and desist order against Petrogen Inc. Petrogen Inc. responded in its answer to the complaint denying receipt of the seismic data as alleged and counterclaiming that Petrogen Inc. was in possession of some related data that is not three-dimensional, which it properly acquired from a third party. In August 2006, this lawsuit was settled by mutual release and mutual dismissal. Neither party were required to pay any amount.

On October 20, 2004 the Company commenced an action against X-Clearing Corp. (X-Clearing), the Company’s previous transfer agent, in the District Court for the City and County of Denver, State of Colorado for return of the Company’s stock record documents. X-Clearing filed an answer and counterclaim asserting that the Company is liable to X-Clearing for certain legal expenses incurred by X-Clearing Corp. in prosecuting an action against the Depository Trust Company, which legal expenses are undeterminable. On October 3, 2006 the District Court of the City and County of Denver, State of Colorado ordered X-Clearing to return the Company’s stock record documents and for the Company to reimburse X-Clearing $5,283 of legal fees incurred by X-Clearing while acting as the Company’s transfer agent.

The Company operates in the field of oil and gas exploration and is therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.

NOTE 14 – SUBSEQUENT EVENTS

On March 8, 2007, the Company completed the sale of its entire interest in the Emily Hawes Field in Calhoun County, Texas and Matagorda Island Pipeline to Darcy for cash proceeds of $500,000.

On March 14, 2007, the Company issued 54,956 common shares to settle $21,625 of convertible note interest owing at December 31, 2006. Refer to Note 6.

During the first quarter of 2007, the Company entered into five subscription agreements, each subscription agreement is for one unit at $0.50 per unit, each unit consists of one common share only. The total amount of units subscribed is 347,000 for total cash proceeds of $173,500. The Company has received all of the funds but has not yet issued the shares.

NOTE 15 – OTHER NON-CASH TRANSACTIONS

During the year ended December 31, 2005 the Company issued 134,280 common shares for finders’ fees on prior share issuances, 35,000 common shares for the purchase of the Matagorda Island Pipeline valued at $92,500 as detailed in Note 4; 47,006 common shares for $82,025 of debt conversion for work performed on the Emily Hawes property, 100,273 common shares for consulting services valued at $238,178. Under the Company’s 2003, 2004, and 2005 stock option plan, 366,225 shares were issued for the exercise of stock options for non cash proceeds of $678,949, of which $346,949 was utilized to off-set debt owing to a director and five vendors and $332,000 was utilized to off-set management bonuses. In addition, 316,600 common shares valued at $661,300 were issued as management bonuses.

During the year ending December 31, 2006 the Company issued 1,092,060 common shares for the exercise of stock options for non cash proceeds of $500,224 of which $150,224 was utilized to off-set debt owing to a director and to another related party and $350,000 was utilized to off-set management bonuses; 95,395 common shares for the settlement of debt of $184,086 of which $89,000 was utilized to off-set debts owing to a director and to an officer; 163,500 common shares to certain officers, directors and consultants for bonuses totalling $330,650; and 15,000 common shares valued at $59,250 under a termination agreement.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report, being the year ended December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sacha H. Spindler	Chief Executive Officer, Chairman and Director	44	February 12, 2003
S. Sam Sen	President, Chief Operating Officer	47	February 1, 2005
Brian Fiddler	Chief Financial Officer	45	May 1, 2005
Timothy G. Russell	Director	66	November 5, 2003
Justin Perryman	Director	38	October 7, 2005

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Sacha H. Spindler

Sacha Spindler was appointed as our Chairman of the Board, a director and the Chief Executive Officer on February 12, 2003. As a successful business entrepreneur and venture capitalist, Mr. Spindler has over 27 years of experience in all aspects of business management, corporate development, finance and venture capital markets. Prior to founding our company, Mr. Spindler was instrumental in the formation and subsequent growth of several start-up companies in the high technology, resource and oil and gas industries. Among his demonstrated strengths, Mr. Spindler possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the responsibilities of corporate development and operations. During the past 10 years, Mr. Spindler has successfully applied his knowledge and expertise in the areas of finance, structure, negotiations and business development to companies in the oil and gas industry.

Soumitra (Sam) Sen

Sam Sen has been our President since February 1, 2005. Mr. Sen brings over twenty-six years of senior business and technical experience in the energy industry. Prior to joining our Company, Mr. Sen served in the capacities of Project Manager, Worldwide Business Development and New Venture Development with Anadarko Petroleum. Prior to Anadarko, Mr. Sen worked with leading multi-national oil companies such as Unocal, Suncor and Gulf Canada Resources, where he held positions ranging from project geologist to business development manager. Throughout his accomplished career, Mr. Sen has established a successful track record in the commercial analysis, negotiation, support, and capture of value-adding upstream, midstream, downstream, and acquisition and divestiture projects ranging in size from $10 million to over $1 billion. Mr. Sen is recognized for his strong technical background and was the lead geologist on exploration teams responsible for hydrocarbon discoveries of up to 100 MMBOE (gross) reserves. Mr. Sen received his MBA from the Warwick Business School/Wolsey Hall, Oxford U.K., as well as a BSc (Honors) in Geology from Carleton University, Canada. He holds memberships in industry associations including the AAPG, AIPN and APEGGA, and is a professional geologist.

Brian Fiddler

Brian Fiddler was appointed as our Chief Financial Officer on May 1, 2005. Mr. Fiddler is a resident professional who brings over 23 years of corporate accounting and operations experience. Mr. Fiddler is widely recognized for his specialized skills in the areas of finance, auditing, reporting, governance and treasury responsibilities for public companies. Mr. Fiddler also brings extensive experience working specifically with resource-based companies both as a consultant and as an Officer.

Timothy G. Russell

Timothy Russell was appointed as one of our directors on November 5, 2003. Mr. Russell is a key contributor to bringing us a wealth of knowledge, business acumen, planning and technical skills gained through 37 years experience in the oil and gas industry. This includes a twenty-five year tenure with industry leader Amoco Production Company, where Mr. Russell was instrumental in the development of exploration operations throughout the Middle East, serving as Exploration Manager and Division Geologist. During his tenure with Amoco, Mr. Russell served as a company representative to local petroleum ministries in several countries and directed numerous exploration and development initiatives that resulted in discoveries exceeding 100 MMBOE. Mr. Russell earned his BA, Geology, at Vanderbilt University and received his Masters Degree in Geology, from the University of Tennessee.

Justin Perryman

Justin Perryman was appointed as one of our directors on October 7, 2005. Mr. Perryman brings over 14 years of legal, finance, corporate and trade business experience. Mr. Perryman is an accomplished attorney-at-law possessing specialized skills in the area of general corporate and business law with extensive experience working for publicly listed companies as well as oil & gas companies. In addition to his demonstrated skill and practice as an attorney-at-law, Mr. Perryman also has a compliment of extensive entrepreneurial knowledge and expertise in the fields of international trade, corporate finance and investment banking. Mr. Perryman received his Juris Doctor and Masters in International Business degree from the Washington University School of Law, specializing in international and domestic banking and corporate and securities law.

Mr. Perryman is also a captain in the United States Army, Texas Army National Guard Office of the Judge Advocate General, 36th Infantry Division.

Identification of Certain Significant Employees

Other than our executive officers, there is no other person who is expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Compliance with Section 16(a) of the Securities and Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
S. Sam Sen	2(1)	4	Nil
Sacha H. Spindler	4(1)	14	Nil
Brian Fiddler	3(1)	7	Nil
Justin Perryman	2(1)	4	Nil
Timothy G. Russell	3(1)	14	Nil

(1)             The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

Code of Ethics

On May 23, 2005, we adopted a code of business conduct and ethics policy (the “Code of Ethics”). The adoption of the Code of Ethics allows us to: (i) describe our core values and beliefs; (ii) provide the foundation for all business conduct; and (iii) provide guidance to each of our directors and officers to assist them in recognizing and dealing with ethical issues and risks, providing mechanisms to report unethical conduct and helping foster a culture of honesty and accountability. A copy of the Code of Ethics may be obtained from our Secretary at no charge upon request.

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

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our year ended December 31, 2006, is set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sacha H. Spindler CEO, Chairman	2006	265,866	0	148,750	0	0	0	0	414,616
S. Sam Sen President and COO	2006	120,000	0	353,250	0	0	0	0	473,250
Brian Fiddler CFO	2006	64,000	0	36,250	0	0	0	0	100,250

The following tables set forth certain information regarding our chief executive officer and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2006 and 2005 exceeded $100,000:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name & Principal Position	Year	Salary	Bonus	Other	RSA	Options	LTIP	Other
Sacha Spindler CEO	2006 2005	0 0	$148,750 245,000	$265,866 207,000	0 0	0 0	0 0-	0 0
William Kerrigan Prior Co-Pres	2006 2005	0 0	$0 122,500	$0 67,500	$0 121,500	0 0	0 0	0 0
Sam Sen President	2006 2005	0 0	$353,250 122,500	$120,000 67,500	$0 121,500	0 0	0 0	0 0
Brian Fiddler CFO	2006 2005	0 0	$36,250 16,250	$64,000 36,000	0 0	0 40,000	0 0	0 0

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our year ended December 31, 2006, is set out in the following outstanding equity awards table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sacha H. Spindler	65,000 100,000 50,000 125,000	0 0 0 0	0 0 0 0	$2.50 1.50 3.75 5.00	3/4/09 7/23/14 7/23/14 7/23/14	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0

Brian Fiddler	20,000 20,000	0 0	0 0	$2.50 3.75	5/2/08 5/2/08	0 0	0 0	0 0	0 0
S. Sam Sen	0	0	0	0	0	0	0	0	0

Director Compensation

The particulars of compensation paid to our directors for our year ended December 31, 2006 is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Sacha H. Spindler	265,866	148,750	0	0	0	0	414,616
Timothy G. Russell	54,000	5,250	0	0	0	0	59,250
Justin Perryman	0	7,000	0	0	0	0	7,000

Stock Option Plan

On July 23, 2004, our board of directors unanimously approved and adopted a 2004 stock option plan (the "Stock Option Plan"), which provides for the granting of up to 1,200,000 shares of common stock. The purpose of the Stock Option Plan is to advance our interests and the interests of our shareholders by affording our key personnel opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to our key personnel, generally defined as a person designated by our board of directors upon whose judgment, initiative and efforts we may rely including any of our directors, officers, employees or consultants.

The Stock Option Plan is to be administered by our board of directors, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to our board of directors to grant Stock Options to purchase a total number of shares of our common stock, not to presently exceed 1,200,000 shares of common stock as at the date of adoption by our board of directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan, our board of directors shall fix and determine the exercise price at which shares of our common stock may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to us.

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

Unless restricted by the option agreement, the exercise price shall by paid by any of the following methods or any combination of the following methods: (i) in cash; (ii) non-forfeitable, unrestricted or restricted shares of common stock, which are already owned by the optionee and have a market referenced value at the time of exercise that is equal to the Option price; (iii) any other legal consideration that the board of directors may deem appropriate, including without limitation any for of consideration authorized on such basis as our board of directors may determine in accordance with the Stock Option Plan; and (iv) any combination of the foregoing. Our board of directors in its sole discretion may permit a so-called “cashless exercise” (net exercise of the Stock Options).

The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, our board of directors may grant to any of our key personnel who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of our common stock allotted by the board of directors (the "Incentive Stock Options"). The option price per share of our common stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of our common stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of our common stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by our board of directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

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

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of April 11, 2007 for: (i) each shareholder we know to be the beneficial owner of 5% or more of shares of our common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after December 31, 2006. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission. As of April 11, 2007, we had 16,944,189 common shares issued and outstanding.

To the best of our knowledge, there are no voting arrangements with any of our other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Sacha H. Spindler c/o 10777 Westheimer, Ste 1100 Houston, TX 77042-3462	4,313,262(2) common shares	24.75%
Soumitra (Sam) Sen c/o 10777 Westheimer, Ste 1100 Houston, TX 77042-3462	1,605,000(3) common shares	9.21%

Justin Perryman c/o 10777 Westheimer, Ste 1100 Houston, TX 77042-3462	656,798(4) common shares	3.77%
Timothy G. Russell c/o 10777 Westheimer, Ste 1100 Houston, TX 77042-3462	260,566(5)common shares	1.49%
Brian Fiddler c/o 10777 Westheimer, Ste 1100 Houston, TX 77042-3462	265,000(6) common shares	1.52%
Directors and Executive Officers as a Group	7,100,626(7) common shares	40.74%

(1)            Based on 16,944,189 shares of common stock issued and outstanding as of April 11, 2007 and 486,000 outstanding stock options for a director and an officer. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)                   This figure includes: (i) 3,973,262 shares of restricted common stock, of which 3,000,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan; and (ii) the assumption of the exercise of 340,000 Stock Options into 340,000 shares of common stock.

(3)                   This figure includes 1,607,000 shares of restricted common stock, of which 1,200,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan.

(4)                   This figure includes: (i) 550,798 shares of restricted common stock, of which 400,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan; and (ii) the assumption of the exercise of 106,000 Stock Options into 106,000 shares of common stock.

(5)                   This figure includes: (i) 268,539 shares of restricted common stock, of which 200,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan.

(6)                   This figure includes 265,000 shares of restricted common stock of which 200,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan, and the assumption of the exercise of 40,000 Stock Options into 40,000 shares of common stock.

(7)                   This figure includes: (i) 6,201,509 shares of restricted common stock, of which 5,000,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan; and (ii) the assumption of the exercise of 380,000 Stock Options into 380,000 shares of common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

During the year ended December 31, 2006, management fees of $265,866 (2005: $274,500) were incurred to one director and officer and one former director and officer of our company of which $Nil (2005: $67,500) has been capitalized as oil and gas development costs. During the year ended December 31, 2006 management bonuses of $148,750 (2005: $322,500) were incurred to these individuals which were settled by the non-cash exercise of 425,000 stock options granted at $0.35. In October 2005, one of these directors and officers left our company and as of April 17, 2006 this director and officer converted his total debt owing of $142,724 into 86,060 of our common shares. We are committed to pay the remaining director $22,813 in management fees per month. At December 31,

2006 this director and officer was owed a total of $105,162. (December 2005: $138,195 was owed by these directors and officers for advances).

During the year ended December 31, 2006, management fees of $54,000 (2005: $72,000) were incurred to a director of our company. During the year ended December 31, 2006 a management bonus of $5,250 (2005: NIL) were incurred to this individual which were settled by the non-cash exercise of 15,000 stock options granted at $0.35. During 2006, this director exercised 15,000 (2005: 34,533) stock options and accepted a debt settlement of 22,500 (2005: 25,259) common shares for net proceeds in the amount of $45,000 (2005: $126,500), which amount was utilized to offset the debt due and owing to this director. At December 31, 2006, this director was owed $1,000 (December 2005: $4,000) for unpaid management fees. We are committed to pay this director $1,000 in management fees per month.

During the year ended December 31, 2006, management fees of $120,000 (2005: $120,000) were incurred to an officer of our company. During the year ended December 31, 2006, management bonuses of $353,250 were incurred to this individual of which $89,250 was settled by the non-cash exercise of 255,000 stock options granted at $0.35 and $264,000 was settled with 96,000 shares with a fair value of $264,000 (2005: 40,000 shares with a fair value of $77,800). This officer accepted a debt settlement of 20,000 common shares for net proceeds in the amount of $44,000, which amount was utilized to offset the debt due and owing to this officer. At December 31, 2006, this officer is owed $20,500 (December 2005: $65,000) for management fees due. We are committed to pay this officer $10,000 in management fees per month.

During the year ended December 31, 2006, management fees of $64,000 (2005: $36,000) were incurred to an officer of our company. During the year ended December 31, 2006, additional bonuses of $36,250 were incurred to this individual of which $8,750 were settled by the non-cash exercise of 25,000 stock options granted at $0.35 and $27,500 was settled with 10,000 shares with a fair value of $27,500 (2005:5,000 shares with a fair value of $8,750). We are committed to pay this officer $5,500 in management fees per month.

At December 31, 2006, $5,693 (December 2005: $62,949) is owing to PIL for work on the Baxterville Field, Enos Creek Field and S.J. Hooper #1. Also during the year ended December 31, 2005 management fees of $10,000 were paid to a former director.

During the year ended December 31, 2006, consulting fees of $30,000 (2005: $30,000) were incurred to a relative of a director of our company. During 2005, this consultant repaid a note receivable owing to our company of $22,500 and exercised 6,000 stock options for net proceeds in the amount of $7,500 of which both amounts were utilized to off-set the consulting fees due and owing to this consultant. At December 31, 2006, this individual is owed $22,500 (December 2005: NIL) for consulting fees due. We are committed to pay this consultant $2,500 in consulting fees per month.

During the year ended December 31, 2006, a bonus of $7,000 which was offset by the exercise of 20,000 stock options at $0.35 (December 2005: $Nil) were incurred to a director of our company.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number and Exhibit Title

(3)	Articles of Incorporation and Bylaws

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

3.5          Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on November 21, 2006 (incorporated by reference from our Current Report on Form 8-K filed on December 4, 2006).

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

10.14       Purchase and Sale Agreement among Pluris Energy Group Inc., Petrogen Inc. and Darcy Energy LLC effective December 31, 2006 (filed herewith)

10.15      Letter-in-Lieu of Transfer Order among Petrogen, Inc., Darcy Energy LLC and Shoreline Gas Marketing Inc. dated March 7, 2007 (filed herewith)

10.16       Notification Letter among Petrogen, Inc., Darcy Energy LLC and Northern Natural Gas Company dated March 7, 2007 (filed herewith)

10.17	Assignment of Oil, Gas & Mineral Leases (filed herewith)
(14)	Code of Ethics

14.1        Code of Business Conduct and Ethics (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2005).

(21)	Subsidiaries

Petrogen, Inc., a Colorado company

Pluris Energy Group Inc., a British Virgin Islands company

(31)	Section 302 Certifications
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32)	Section 906 Certification
32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Section 906 Certification of the Sarbanes-Oxley Act of 2002 (filed herewith)
Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Dale Matheson Carr-Hilton Labonte for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $62,450 for the year ended December 31, 2006 and $55,665 for the year ended December 31, 2005. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the year ended December 31, 2006, Dale Matheson Carr-Hilton Labonte billed $nil for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above and $nil for the year ended December 31, 2005.

Tax Fees

For the year ended December 31, 2006, Dale Matheson Carr-Hilton Labonte billed $nil, for fees for tax compliance, tax advice and tax planning services and $nil for the year ended December 31, 2005.

We do not use Dale Matheson Carr-Hilton Labonte for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson Carr-Hilton Labonte to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton Labonte is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURIS ENERGY GROUP INC.

By: /s/ Sacha H. Spindler

Sacha H. Spindler

CEO, Chairman and Director

Principal Executive Officer

Date: April 17, 2007.

By: /s/ Brian Fiddler

Brian Fiddler

Chief Financial Officer

Principal Financial Officer and

Principal Accounting Officer

Date: April 17, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Sacha H. Spindler

Sacha H. Spindler

CEO, Chairman and Director

Principal Executive Officer

Date: April 17, 2007.

By: /s/ Brian Fiddler

Brian Fiddler

Chief Financial Officer

Principal Financial Officer and

Principal Accounting Officer

Date: April 17, 2007.

By: /s/ S. Sam Sen

S. Sam Sen

President

Date: April 17, 2007.

By: /s/ Justin Perryman

Justin Perryman

Director

Date: April 17, 2007.

By: /s/ Timothy G. Russell

Timothy G. Russell

Director

Date: April 17, 2007.