Form 10KSB/A
period 2006-12-31
PLURIS ENERGY GROUP INC
filed 2007-04-18
CIK 1057226

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 12 – INCOME TAXES

The Company has adopted the FASB No. 109 for reporting purposes. As of December 31, 2006, the Company had net operating loss carry forwards of approximately $8,060,000 that may be available to reduce future years’ taxable income and which expire from 2021 to 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has been determined not more likely than not to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company’s effective tax rate is as follows:

	Year ended December 31, 2006	Year ended December 31, 2005

Federal income tax provision at statutory rate	35.0%	35.0%
States income tax provision at statutory rates, net of federal income tax effect	3.0%	3.0%

Total income tax provision	38.0%	38.0%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate statutory income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

	2006	2005

Loss before income taxes	$ (5,707,701)	$ (3,065,271)
Corporate statutory tax rates	38.00%	38.00%

Expected tax (recovery)	(2,168,926)	(1,164,803)

Increase resulting from:
Non-deductible stock option expenses	157,092	98,762
Non-deductible financing fees	237,975	93,328
Non-deductible other costs	2,114	1,580
Valuation allowance	1,771,745	971,133
Future income tax provision (recovery)	$ -	$ -

The Company’s deferred tax asset is as follows:

	2006	2005

Deferred income tax assets
Net operating loss carry forwards	$ 3,064,613	$ 2,102,991
Property and equipment in excess of net book values	14,588	8,253
Oil and gas properties in excess of net book values	811,314	41,726
Other investments in excess of net book values	34,200	0
Valuation allowance	(3,924,715)	(2,152,970)
Net deferred income tax assets	$ -	$ -

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

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

10.14       Purchase and Sale Agreement among Pluris Energy Group Inc., Petrogen Inc. and Darcy Energy LLC effective December 31, 2006 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

10.15      Letter-in-Lieu of Transfer Order among Petrogen, Inc., Darcy Energy LLC and Shoreline Gas Marketing Inc. dated March 7, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

10.16       Notification Letter among Petrogen, Inc., Darcy Energy LLC and Northern Natural Gas Company dated March 7, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

10.17       Assignment of Oil, Gas & Mineral Leases (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

(14)	Code of Ethics

14.1        Code of Business Conduct and Ethics (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2005).

(21)	Subsidiaries

Petrogen, Inc., a Colorado company

Pluris Energy Group Inc., a British Virgin Islands company

(23)	Consents
23.1	Consent of Dale Matheson Carr-Hilton Labonte LLP (filed herewith)
(31)	Section 302 Certifications

31.1         Section 302 Certification of the Sarbanes-Oxley Act of 2002 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007).

31.2         Section 302 Certification of the Sarbanes-Oxley Act of 2002 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007).

(32)	Section 906 Certification

32.1         Section 906 Certification of the Sarbanes-Oxley Act of 2002 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007).

32.2         Section 906 Certification of the Sarbanes-Oxley Act of 2002 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

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