Form 10QSB
period 2007-03-31
PLURIS ENERGY GROUP INC
filed 2007-05-21
CIK 1057226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to _____

Commission File Number: 000-25579

PLURIS ENERGY GROUP INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0571853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10777 Westheimer, Ste 1100, Houston, TX 77042-3462
(Address of principal executive offices)

Issuer’s telephone number, including area code:(281) 383-9434

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                  ☒ YES ☐ NO

Indicate by check mark whether the registrant is a shell company (as defined in Role 12b-2 of the Exchange Act).

[	] YES	☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 16, 2007, there were 18,346,932 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): ☐ YES	☒ NO

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$ 299,813	$ 129,440
Restricted cash	35,000	45,000
Accounts receivable	6,806	16,059
Prepaids and deposits	12,388	34,051

	354,007	224,550

AVAILABLE FOR SALE SECURITIES (Note 3)	60,000	60,000
FURNITURE AND EQUIPMENT, net of depreciation of $44,144 (2006 - $38,391)	38,958	44,791
PROPERTY HELD FOR SALE
Oil and gas properties, unproved (Note 2)	886,160	1,372,755

	$ 1,339,125	$ 1,702,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 835,313	$ 932,192
Notes payable (Note 4)	78,195	73,620
Private placement subscription proceeds (Note 8)	168,500	-
Loans payable (Note 5)	720,849	856,625
Due to related parties (Note 7)	181,702	154,855

	1,984,559	2,017,292
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
STOCKHOLDERS’ EQUITY (Note 8)
Common stock, $0.001 par value, 100,000,000 shares authorized
16,944,189 (2006 – 16,889,234) shares issued and outstanding	16,944	16,889
Additional paid-in capital	14,763,328	14,689,954
Subscriptions receivable	-	(25,000)
Common stock purchase warrants	18,600	70,404
Deficit accumulated during the exploration stage	(15,444,306)	(15,067,443)

	(645,434)	(315,196)

	$ 1,339,125	$ 1,702,096

Subsequent Events (Note 11)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	November 15, 2001 (Inception) to March 31, 2007

EXPENSES
Depreciation	$ 2,753	$ 3,701	$ 41,144
General and administrative	99,671	250,891	1,766,284
Interest expense	31,109	9,637	263,556
Loss on settlement of debt	-	-	239,448
Management and consulting fees – (Note 7)	150,000	83,250	2,781,261
Management and consulting fees – stock based compensation	-	494,900	3,442,395
Professional fees	88,379	32,557	1,576,155

LOSS FROM OPERATIONS	(371,912)	(874,936)	(10,110,243)

OTHER EXPENSES
Non-recurring costs of share exchange	-	-	(417,800)
Impairment of other investment	-	-	(90,000)
	-	-	(507,800)

LOSS FROM CONTINUING OPERATIONS	(371,912)	(874,936)	(10,618,043)

DISCONTINUED OPERATIONS (Note 3)
Results of oil and gas operations , net of taxes	(4,951)	(17,458)	(4,826,263)

NET LOSS	$ (376,863)	$ (892,394)	$ (15,444,306)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.03)	$ (0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,899,613	7,200,535

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006	November 15, 2001 (inception) to March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (376,863)	$ (874,936)	$ (10,618,043)
Non-cash items:
- depreciation	2,753	3,701	41,144
- accrued interest receivable	-	(211)	(263)
- accrued interest expense	22,924	3,177	140,502
- loss on settlement of debt	-	-	239,448
- accrued management fees	-	-	84,500
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation	-	203,400	3,442,395
- expenses paid by the issuance of shares	-	311,750	2,103,994
- loss on write down of other investments	-	-	90,000
Changes in operating assets and liabilities
- accounts receivable	-	-	53,941
- prepaids and deposits	(5,541)	-	(39,592)
- accounts payable	(69,675)	(204,674)	925,419
- advances payable	-	(43,438)	-
Net cash used in continuing operations	(421,451)	(601,231)	(3,118,755)
Net cash from (used in) discontinued operations	4,397	(337,569)	(1,779,136)
NET CASH USED IN OPERATING ACTIVITIES	(417,054)	(938,800)	(4,897,891)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) disposal of furniture and equipment	3,080	(6,801)	(80,102)
Pre reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Proceeds on sale of other investments	-	-	30,000
Net cash from (used in) continuing investing activities	3,080	(6,801)	50,766
Net cash from (used in) discontinued investing activities	486,500	(284,281)	(2,618,447)
NET CASH FROM (USED IN) INVESTING ACTIVITIES	489,580	(291,082)	(2,567,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	193,500	488,418	5,287,950
Warrants	-	81,804	70,404
Restricted cash	10,000	-	(35,000)
Notes payable	2,250	-	(49,596)
Loans payable	(134,750)	-	700,250
Debenture payable	-	-	(138,302)
Loans receivable	-	-	925,000
Cash advances from former related parties	-	-	318,990
Advances from related parties	26,847	25,747	685,689
NET CASH FLOWS FROM FINANCING ACTIVITIES	97,847	595,969	7,765,385

INCREASE (DECREASE) IN CASH	170,373	(633,913)	299,813
CASH, BEGINNING	129,440	817,720	-

CASH, ENDING	$ 299,813	$ 183,807	$ 299,813

Other non-cash transactions: Refer to Note 12.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$ 11,000	$ -	$ 13,875
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

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

During the third quarter of 2006, the Company changed its principal focus to the acquisition and development of oil and gas properties in Argentina. In August 2006, the Company entered into an agreement to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. Refer to Note 6. .As a result of the geographic change in the Company’s focus,, the properties in the USA have been or will be listed for sale or otherwise disposed of and accordingly have been classified as discontinued operations at December 31, 2006. Refer to Note 2.

As at March 31, 2007, the Company has a working capital deficiency of $1,630,552 and has realized significant losses to date. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 – PROPERTY HELD FOR SALE

	December 31,	Incurred	December 31,	Incurred	March 31,
	2005	in the year	2006	in the period	2007
Oil and Gas Properties, Unproved	$	$	$	$	$
Acquisition costs	868,146	-	868,146	(500,000)	368,146
Exploration costs	1,903,856	761,267	2,665,123	15,204	2,680,327
	2,772,002	761,267	3,533,269	(484,796)	3,048,473

Less accumulated depletion and impairment	121,062	2,039,452	2,160,514	1,799	2,162,313

	2,650,940	(1,278,185)	1,372,755	(486,595)	886,160

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

NOTE 2 – PROPERTY HELD FOR SALE (CONTINUED)

Following a period of poor financial performance and continued losses on its United States oil and gas operations, the Company commenced a process to sell its United States oil and gas properties. As a result, the results of operations on the United States properties were classified as loss from discontinued operations in the consolidated statements of operations and the assets have been classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and from November 15, 2001 (inception) to March 31, 2007 for operating activities and investing activities have been separated between continuing and discontinued operations. An impairment charge of $2,025,232 was recorded in the year ended December 31, 2006 to adjust the assets to fair value based on management’s estimate including estimated disposal costs. The consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2006 and from November 15, 2001 (inception) to March 31, 2007 have been restated for purposes of comparability.

During the three months ending March 31, 2007 the Company incurred exploration costs of $15,204 on its properties, sold the Emily Hawes Field and Matagorda Pipeline properties for $500,000, depleted the properties by $95 and impaired the properties by $1,704.

The loss from discontinued operations is summarized as follows:

	Three Months ended March 31, 2007	Three Months ended March 31, 2006	November 15, 2001 (Inception) to March 31, 2007

Revenue - gas sales	$ 13,694	$ 226,768	$ 533,314

Operating Expenses
Depletion	94	6,627	25,572
Financing fees	-	-	871,850
Lease operating expenses	14,167	53,964	312,283
Impairment of oil and gas properties	1,704	-	2,136,740
General and administrative	2,680	183,635	2,013,132

	18,645	244,226	5,359,577

Results of oil and gas operations	$ (4,951)	$ (17,458)	$ (4,826,263)

Emily Hawes Field, Calhoun County, Texas

By agreement dated May 20, 2002 the Company acquired a 95% working interest (“WI”) and 77.5% net revenue interest (“NRI”) in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. On May 26, 2004 the Company entered into a participation agreement with Nortex Corporation of Texas for a 37.5% WI, and a 29.063% NRI for cash consideration of $66,112. On June 4, 2004 the Company entered into a participation agreement with Darcy Energy, LLC. (“Darcy”) of Texas for a 25% WI, and a 19.375% NRI for cash consideration of $42,680. On September 20, 2004, the Company entered an agreement whereby it purchased a 5% working interest for $3,536 resulting in the Company retaining a total 29.06% NRI of a 37.5% WI in the Emily Hawes Field. On April 1, 2005, the Company entered into a purchase and sale agreement with Nortex Corporation, Danny L. Stephens Interests and Robert W. Kent (“Nortex, et al”), pursuant to which it purchased Nortex, et al’s 37.5% working interests (the “Nortex Interests”) in the Emily Hawes Field for cash consideration of $300,000 plus an additional consideration to accrue and pay any and all costs associated with the Nortex Interests from January 1 to March 31, 2005. On May 25th, 2005, the Company entered into a farm-out agreement with an individual investor, pursuant to which the Company sold a 1.5% working interest in the Emily Hawes Field for $150,000. In addition, the Company granted the individual investor 15,000 two year warrants with a fair market value of $18,600 and the option to convert the working interest into shares of restricted common stock for a period of two years. On July 21st, 2005, the Company entered into an agreement with Darcy pursuant to which Darcy and the Company had entered into an agreement related to a prescribed to Area of Mutual Interest (AMI) surrounding the Emily Hawes Field, whereby Darcy elected to acquire a 25% interest in the 37.5% working interest the Company purchased from Nortex et al on April 1st, 2005. As consideration, Darcy paid to the Company a one time cash payment of $111,005 for receipt of a 9.375% working interest in the Emily Hawes Field, increasing Darcy’s overall working interest to 34.375%. As of December 31, 2006, the Company wrote down the property by $998,679 leaving a carrying cost after depletion of $421,377. On March 8, 2007, the Company completed the sale of its entire 64.125% working interest in the Emily Hawes Field to Darcy for cash proceeds of $421,377. See Matagorda Island Pipeline.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

NOTE 2 – PROPERTY HELD FOR SALE (CONTINUED)

Matagorda Island Pipeline

On March 30, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”) to purchase the natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas. As consideration for the pipeline the Company agreed to pay $5,000 and issue 35,000 restricted shares of common stock valued at $87,500 and agreed to pay a combined royalty of $0.16 per MCF transmitted through the pipeline up to a total amount of $50,000 and thereafter, pay $0.12 per MCF transmitted through the pipeline, both amounts of which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 billion cubic feet of natural gas. At December 31, 2006, the Company has capitalized acquisition costs of $92,500 and recorded depletion of $13,877 leaving a net book value of $78,623. On March 8, 2007, the Company completed the sale of its entire interest in the Matagorda Island Pipeline to Darcy for cash proceeds of $78,623.

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

The Company had a receivable from a private company for $180,000 representing $120,000 for the purchase of a 3% WI and $60,000 for operator fees from November 2005 to April 2006. During the year ended December 31, 2006, the Company received 720,000 common shares of this private company at an agreed price of $0.25 per share in settlement of this receivable which has been classified as available-for-sale securities. Refer to Note 3.

In September of 2006, the Company entered into an agreement with Petroleum Listing Service (“PLS”) to list Tiller Ranch Field for sale through a competitive bidding process. Management cannot estimate the value the Company may receive from any potential sale. At March 31, 2007, the Company has capitalized acquisition and development costs of $888,207 and recorded depletion of $2,047 leaving a net book value of $886,160.

Baxterville Field, Mississippi

Effective November 12, 2002, Petrogen entered into an agreement with US Gas Systems, Inc. (USG) of Mississippi, whereby Petrogen agreed to recomplete four existing well-bores upon six hundred acres of the USG Dunn and Swan Tracts of North Baxterville Field, Marion County, Mississippi. The Company has assessed all possible divestiture opportunities related to Baxterville Field over the course of the last 18 months and has entered into a preliminary understanding with the Mississippi State Oil and Gas Board to commence the work necessary to plug and abandon the property. As a result the Company has recorded an impairment of the capitalized expenditures of $418,139 at December 31, 2006. The Company has estimated and accrued $119,400 of asset retirement obligations in order to plug and abandon this property as well as the S.J. Hooper #1 Wellbore described below.

S.J. Hooper #1 Wellbore, Baxterville Field, Mississippi

Effective October 25, 2002, Petrogen entered into a Letter of Intent with Crown Royalties of Louisiana, Inc. of Mississippi, whereby Petrogen acquired a 100% WI and 77% NRI in the S.J. Hooper #1 for cash consideration of $22,500. At December 31, 2006, the Company recorded an impairment of all the capitalized expenditures of $52,054. The Company has estimated and accrued $119,400 of asset retirement obligations in order to plug and abandon this property as well as the other Baxterville properties described above.

Enos Creek Field, Wyoming

Effective October 31, 2002, Petrogen acquired from Coronado Oil Company LLC a 100% WI and a 77.5% NRI in the Brown Government Lease, located in the Enos Creek gas field, Hot Springs County, Wyoming. The Company has allowed the property leases to lapse after unsuccessfully assessing possible divestiture opportunities related to the property over the course of the past 18 months. As a result the Company recorded an impairment of all the capitalized expenditures of $334,487 at December 31, 2006.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

NOTE 3 –AVAILABLE FOR SALE SECURITIES

During the year ended December 31, 2006, the Company had a receivable from a private company for $180,000 which was settled by the issuance of 720,000 common shares of this private company at an agreed price of $0.25 per share and classified as available for sale securities. Refer to Note 2. During the year ended December 31, 2006, 240,000 shares were sold back to the private company at $0.125 per share for proceeds of $30,000. The remaining 480,000 shares were written down to the estimated recoverable value of $0.125 per share, resulting in a loss of $90,000 during the year ended December 31, 2006. These shares are still held at March 31, 2007.

NOTE 4 – NOTES PAYABLE

Effective July 1, 2005, the Company issued a promissory note in the amount of $70,000 in settlement of an unpaid account payable which is unsecured and due on demand. The note bears interest at 18% per annum, compounded. During the three months ended March 31, 2007, the Company has recorded $1,019 (2006: $8,443) of interest in connection with this note. At March 31, 2007 there is a balance owing of $23,972 (2006: $22,953).

Effective June 1, 2006 the Company issued a promissory note in the amount of $50,000 which is unsecured and due on demand. The note bears interest at 10% per annum. During the three months ended March 31, 2007, the Company has recorded $1,305 of interest. At March 31, 2007, the outstanding balance of the note, including principal and interest, is $54,223 (2006: $52,918).

Effective December 8, 2006 the Company issued a promissory note in the amount of $23,000 which is unsecured and due on demand, this note bears a flat interest rate of 12.5% or $2,875 for a total owing of $25,875. At December 31, 2006, the Company had repaid $28,125 leaving a balance owing back to the Company of $2,250. During the three months ended March 31, 2007 the Company issued three promissory notes totaling $65,000 which were unsecured, due on demand, and bore a flat interest of 12.5% or $8,125 for a total owing of $73,125. At March 31, 2007, the Company had repaid all of the notes plus the outstanding interest.

NOTE 5 – LOANS PAYABLE

Effective April 28, 2006 the Company entered into three convertible loan agreements which are secured by the assets of the Company’s subsidiary Petrogen, Inc. The loans bear interest at LIBOR plus 5% per annum, and interest is payable each quarter commencing six months after the first receipt of funds. The first note of $275,000 was due on April 1, 2007, and was converted into 1,375,000 common shares on May 7, 2007. The remaining notes of $425,250 are due one year after receipt of funds, being June 13, 2007 and September 7, 2007. The first interest payment of $21,463 due on October 28, 2006 was paid by the Company on December 29, 2006 by issuing an aggregate of 30,123 common shares to the secured parties. These convertible loan agreements have a ratchet provision adjusting the conversion price downward based on any subsequent equity issuances at prices less than the original conversion price of $1.00 per share (post-reverse split). The original conversion price was $1.00 but has been adjusted to $0.20 pursuant to a private placement at $0.20 per common share during the year ended December 31, 2006. In connection with this provision, the Company recorded in 2006 the beneficial conversion feature resulting from the repricing of the conversion feature as non-cash financing fees of $626,250 which represents the difference between the original conversion price and the adjusted conversion price.

During the three months ended March 31, 2007, the Company issued an aggregate of 54,956 common shares to the secured parties for the accrued interest outstanding at December 31, 2006 of $21,625 and made a partial loan repayment of $134,750 on one of the loans. At March 31, 2007, $700,250 (2006: $835,000) is owing plus accrued interest of $20,599 (2006: $21,625).

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

NOTE 6 – ACQUISITION OF SAN ENRIQUE PETROLERA S.A.

On August 18, 2006, the Company entered into a share purchase agreement with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. The SEPSA acquisition marks the Company’s first step in engaging its newly mandated business plans to acquire a working interest in producing oil and gas properties located in Argentina’s hydrocarbon regions. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. In order to secure the rights to purchase SEPSA, an Escrow Agreement (the “Escrow”) was entered into between the Company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby the Company issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of Pluris Energy Group Inc., which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and the Company. In the event that the Bond is transferred from the Company to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of the Company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of the Company at the Company’s discretion. This Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA.

One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. Two of the four JV participants have commenced proceedings upon their rights under the terms of the JV’s ROFR, which has postponed the closing of the Company’s acquisition of SEPSA until such time as the ROFR issues are clarified between SEPSA and the two JV participants as noted. On March 22, 2007 Pluris was advised by SEPSA that two injunctions were imposed by the Argentina National Commercial Court of Appeals on behalf of Apco Argentina Inc. (“Apco”) and Antrim Energy Inc. (“Antrim”) prohibiting the sale of SEPSA’s shares to Pluris until such time as the ROFR issues between SEPSA, Apco and Antrim are resolved.

As a result of the Injunctions imposed by Apco and Antrim, based upon the confirmation by the National Commercial Court of Appeals of the injunctions, on April 23, 2007, the Company informed SEPSA’s shareholders that they should abstain from selling or disposing in any manner to any third party any of the Shares that SEPSA have undertaken to sell to the Company under the terms of the SPA and that SEPSA should abstain from disposing any of the assets it owned at the time the SPA was signed. Thereafter, the Company commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (the “ICC”), requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect and to award damages incurred by the Company. The Company believes that the ROFR issues, the injunctions and the arbitral proceedings will be resolved in the near future and completion of the acquisition of SEPSA can occur thereafter.

The Company has commenced the offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument pursuant to which the capital raised will be used to close the acquisition of SEPSA and finance the acquisition of a possible additional international revenue producing oil and gas company similar to SEPSA. To date, no proceeds have been received from this offering.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, management fees of $90,000 (2006: $51,750) were incurred to a private company controlled by a director and officer of the Company. The Company is committed to pay this party $30,000 in management fees per month. At March 31, 2007 this party was owed a total of $119,702. (December 31, 2006: $105,162). The agreement with this party can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement.

During the three months ended March 31, 2007, consulting fees of $3,000 (2006: $18,000) were incurred to a director of the Company. At March 31, 2007, this director was owed $1,000 (December 31, 2006: $1,000) for unpaid fees. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the three months ended March 31, 2007, management fees of $54,000 (2006: $30,000) were incurred to an officer of the Company. At March 31, 2007, this officer is owed $29,000 (December 31, 2006: $20,500) for management fees due. The Company is committed to pay this officer $18,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this officer severance of 24 months of monthly fees within 10 business days of the termination date.

During the three months ended March 31, 2007, management fees of $16,500 (2006: $14,500) were incurred to an officer of the Company. At March 31, 2007, this officer is owed $2,000 (December 31, 2006: $NIL) for management fees due. The Company is committed to pay this officer $5,500 in management fees per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the three months ended March 31, 2007, consulting fees of $7,500 (2006: $30,000) were incurred to a relative of a director of the Company. At March 31, 2007, this individual is owed $30,000 (December 31, 2006: $22,500) for consulting fees due. This consulting agreement expired on March 31, 2007 and no further fees are due.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in Note 8.

NOTE 8 – CAPITAL STOCK

Common Shares

During the year ended December 31, 2006, the Company issued 10,314,534 common shares as follows: 6,000,000 escrow common shares at par value of $.001 under the PSIP 2006 (refer to Note 9); 572,008 common shares for subscriptions received in 2005 for proceeds of $848,262; 2,040,397 common shares for subscriptions received in 2006 for proceeds of $727,992; 1,232,060 common shares for the exercise of stock options for proceeds of $710,224 of which $150,224 was utilized to off-set debt owing to a director and to another related party and $350,000 was utilized to off-set management bonuses; 196,174 common shares for the exercise of warrants for proceeds of $441,390; 95,395 common shares for the settlement of debt of $184,086 of which $89,000 was utilized to off-set debts owing to a director and to an officer; 163,500 common shares to certain officers, directors and consultants for bonuses totalling $330,650; and 15,000 common shares valued at $59,250 under a termination agreement.

In addition, during the year ended December 31, 2006, the Company completed eleven private placement unit offerings. The first offering was for 111,111 units at $2.25 per unit for proceeds of $250,000, each unit consisting of one common share only. The second offering was for 40,000 units at $1.25 per unit for proceeds of $50,000, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $2.50 for one year. The third offering was for 40,000 units at $1.25 per unit for proceeds of $50,000, each unit consisting of one common share only. The fourth offering was for 56,667 units at $1.50 per unit for proceeds of $85,000, each unit consisting of one common share and ½ share purchase warrant; each full warrant is exercisable into one common share of the Company at an exercise price of $3.00 for a period of one year. The fifth offering was for 65,800 units at $2.50 per unit for proceeds of $164,500, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $5.00 for one year. The sixth offering was for 200,000 units at $1.25 per unit for proceeds of $250,000, each unit consisting of one common share only. The seventh offering was for 140,000 units at $1.25 per unit for proceeds of $175,000, each unit consisting of one common share and one share purchase warrant, each warrant is exercisable into one common share of the Company at an exercise price of $5.00 for a period of one year. The eighth offering was for 17,416 units at $2.50 per unit for proceeds of $43,540, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $5.00 for one year. The ninth offering was for 12,089 shares of common stock at $2.50 per share for proceeds of $30,222. The tenth offering was for 1,315,000 shares of common stock at $0.20 per share for proceeds of $263,000. The eleventh offering was for 614,286 shares of common stock at $0.35 per share for proceeds of $214,992.

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

During the three month ended March 31, 2007, the Company issued an aggregate of 54,956 common shares for accrued loan interest of $21,625. See Note 5.

Private Placement Proceeds

During the first quarter of 2007, the Company entered into five subscription agreements, whereby each subscription agreement is for one unit at $0.50 per unit, and each unit consists of one common share only. The total amount of units subscribed for is 347,000 for total cash proceeds of $173,500. As of March 31, 2007 the Company has received $168,500 towards these subscription agreements and expects to close and issue the shares during the second quarter of 2007. Theses funds are considered unsecured non interest bearing loans until the shares are issued.

Warrants

A summary of the Company’s warrants outstanding and the changes for 2007 and 2006 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2005	761,400	$2.25
Issued	291,549	4.46
Exercised / Cancelled / Expired	(746,400)	-

Balance, December 31, 2006	306,549	4.32	0.09 years
Issued	-	-
Exercised / Cancelled / Expired	(291,546)	4.46

Balance March 31, 2007	15,000	$1.50	0.17 years

The 15,000 warrants are exercisable at $1.50 per share until June 1, 2007.

NOTE 9 – STOCK OPTION PLANS

During the year ended December 31, 2006, the Company granted a total of 1,140,000 stock options to directors, officers and consultants of the Company at exercise prices ranging from $0.35 to $1.50 per common share under the amended 2004 Stock Option Plan. These stock options vested immediately. The Company estimated the fair value of the 140,000 stock options granted at $1.50 by applying the fair value method using the Black-Scholes option pricing model using an expected life of one year, a risk-free interest rate of 4% and an expected volatility of 82% resulting in a stock-based compensation expense of $203,400. The Company also estimated the fair value of the 1,000,000 stock options granted at $0.35 to be $210,000 being the difference between the market price and the exercise price on the date of grant as these options were granted and exercised immediately to settle outstanding bonuses to certain officers, directors and consultants. Refer to Note 8.

On March 6, 2006 the board of directors approved the adoption of a “Performance Stock Incentive Plan – 2006” (the “PSIP 2006”) with an effective date of March 1, 2006 (the “Effective Date”). The terms of the PSIP 2006 provide that a total of 6,000,000 shares will be issued in escrow and subject to the following terms:

(a)

a total of 700,000 escrowed performance shares can be purchased from escrow at a price of $2.50 per share commencing one year from the Effective Date for up to five years, the granting of which is subject to the discretion of the Board of Directors. The original value of this award was estimated to be $1,116,000. However, to date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock based compensation has been recorded.

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

MARCH 31, 2007

(Unaudited)

NOTE 9 – STOCK OPTION PLANS (CONTINUED)

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

A summary of the options outstanding is as follows:

	Number of Options	Date of Issue	Exercise Price	Expiry Date	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2005	1,026,055				$ 2.20	4.47 years

Granted during the period	140,000	01-Jan-06	1.50	01-Jan-07
	1,000,000	22-Sep-06	0.35	22-Sep-11

Exercised during the period	(140,000)		1.50	07-Mar-06
	(40,777)		1.25	10-Sep-06
	(13,222)		1.25	04-Mar-14
	(6,000)		1.25	04-Mar-14
	(20,000)		1.50	22-Jul-14
	(12,060)		3.75	22-Jul-14
	(1,00,000)		0.35	22-Sep-11

Expired/cancelled during the period	(77,600)		2.50	12-Feb-06
	(60,000)		2.50	10-Sep-06
	(29,067)		3.75	10-Sep-06
	(120,000)		1.25	01-Nov-08
	(112,000)		1.25	01-Nov-13

Balance, December 31, 2006	535,329				$ 2.51	4.30 years

Expired during the period	(28,080)		1.25	04-Mar-07
	(98,532)		2.50	04-Mar-07
	(75,000)		3.75	04-Mar-07

Balance, March 31, 2007	333,717				$ 2.35	6.55 years

As of March 31, 2007, the aggregate intrinsic value of the outstanding stock options was NIL.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

NOTE 10 – CONTINGENCIES

The Company operates in the field of oil and gas exploration and is therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.

On April 16, 2007, the Company commenced a Declatory Action and Tortuous Interference litigation against William J. Tiller, Kathryn Tiller Lawson and David Tiller (the “Tillers, et al”) in the District Court, Jim Wells County, Texas in response to the Tillers, et al attempting to repudiate the terms of the Tiller Leases. Management of the Company believes that the Tiller Lease is currently held by production and further believes that the alleged repudiation is without merit. Management does not believe the repudiation and/or litigation proceedings as detailed will impact the Company’s ability to continue with the sale of this asset.

On April 30, 2007, the Company commenced an arbitral action against SEPSA through the ICC requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to the Company 100% of the shares of SEPSA and to award damages incurred by the Company. Refer to Note 6.

In addition, the Company is subject to other claims and litigation arising in the ordinary course of business. Management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on the consolidated financial position or results of operations.

The outcome and the loss, if any, from these legal proceedings is presently not determinable and no provision for loss has been provided in the financial statements.

NOTE 11 – SUBSEQUENT EVENTS

On April 12, 2007, the Company received the final $5,000 towards the $173,500 in subscription agreements.

On May 7, 2007, the Company issued 27,743 common shares to settle $20,599 of convertible note interest owing at March 31, 2007 and issued 1,375,000 common shares on conversion of a $275,000 convertible note. Refer to Note 5.

On January 1, 2007, the Company entered into six five-year-term management consulting agreements. Of the six, three were with directors and/or officers of the Company, or their private companies. The agreements provide for remuneration in the form of cash payments on a monthly basis, 3,000,000 in future options grants and 3,000,000 in future stock appreciation rights grants, vesting on a year-by-year basis. To date the Company has not granted any options or other stock awards under these agreements.

On April 27, 2007, the Company re-priced all of the outstanding granted options to $0.75.

NOTE 12 – OTHER NON-CASH TRANSACTIONS

During the year ending December 31, 2006, the Company issued 1,092,060 common shares for the exercise of stock options for non cash proceeds of $500,224 of which $150,224 was utilized to off-set debt owing to a director and to another related party and $350,000 was utilized to off-set management bonuses; 95,395 common shares for the settlement of debt of $184,086 of which $89,000 was utilized to off-set debts owing to a director and to an officer; 163,500 common shares to certain officers, directors and consultants for bonuses totalling $330,650; and 15,000 common shares valued at $59,250 under a termination agreement.

During the three month ended March 31, 2007, the Company issued 54,956 common shares for accrued loan interest of $21,625.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Pluris” mean Pluris Energy Group Inc., unless otherwise indicated.

Corporate History

We were incorporated under the laws of the State of Nevada on December 3, 1997 under the name "Hadrosaurus Resources, Inc.". On January 20, 1998, we filed an amendment to the articles of incorporation changing our name to "Hadro Resources, Inc." On February 12, 2003, subsequent to the acquisition of Petrogen, Inc. ("Petrogen"), we filed an amendment to the articles of incorporation changing our name to "Petrogen Corp."

On October 11, 2002, effective February 12, 2003, Hadro Resources, Inc. (now known as Petrogen Corp.), Petrogen, and the shareholders of Petrogen (the “Petrogen Shareholders”) entered into a share exchange agreement (the “Share Exchange Agreement”). Pursuant to the terms of the Share Exchange Agreement, we acquired from the Petrogen Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of Petrogen and issued 7,000,000 shares of our restricted common stock to the Petrogen Shareholders in proportion to their respective holdings in Petrogen.

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

Our executive office is located at 10777 Westheimer, Ste 1100, Houston, TX 77042-3462 and our telephone number is 281.383.9434.

Description of Business

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

Argentina

On August 18, 2006, we entered into a share purchase agreement with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. In order to secure the rights to purchase SEPSA, an Escrow Agreement (the “Escrow”) was entered into between our company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby we issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of our company, which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and our company. In the event that the Bond is transferred from us to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of our company at our discretion. The Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA. The SEPSA acquisition marks our first step in engaging its newly mandated business plans to acquire working interests in producing oil and gas properties located in Argentina’s hydrocarbon regions. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. Two of the four JV participants have commenced proceedings upon their rights under the terms of the JV’s ROFR, which has postponed the closing of our acquisition of SEPSA until such time as the ROFR issues are clarified between SEPSA and the two JV participants as noted. On March 22, 2007 Pluris was advised by SEPSA that two injunctions were imposed by the Argentina National Commercial Court of Appeals on behalf of Apco Argentina Inc. (“Apco”) and Antrim Energy Inc. (“Antrim”) prohibiting the sale of SEPSA’s shares to Pluris until such time as the ROFR issues between SEPSA, Apco and Antrim are resolved. As a result of the Injunctions imposed by Apco and Antrim based upon the confirmation by the National Commercial Court of Appeals of the injunctions, on April 23, 2007, we informed SEPSA’s shareholders that they should abstain from selling or disposing in any manner to any third party any of the Shares that SEPSA have undertaken to sell to us under the terms of the SPA and that SEPSA should abstain from disposing any of the assets it owned at the time the SPA was signed. Thereafter, we commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (the “ICC”), requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to us, 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect and to award damages incurred by us. We believe that the ROFR issues, the injunctions and the arbitral proceedings will be resolved in the near future and completion of the acquisition of SEPSA can occur thereafter.

We have chosen to extend the placement schedule related to our offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument until such time as the outcome of the ROFR issues, injunctions and arbitral proceedings are clear, pursuant to which the Company will recommence the offering wherein the capital raised will be used to close the acquisition of SEPSA and finance the acquisition of additional international revenue producing oil and gas assets located in South America. To date, no proceeds have been accepted from this offering.

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

United States

Our principal geographic area of focus lies within the onshore and offshore Texas Gulf Coast region, with core assets previously located in the Emily Hawes Field and the Tiller Ranch Field in the Texas Gulf Coast. We have acquired the rights in our two core properties spanning over approximately 2,554 net acres. However, in moving toward our new core business mandate, Management engaged the services of Petroleum Listing Service of Houston, Texas (“PLS”) to list Emily Hawes Field and Tiller Ranch Field for sale on a competitive bid basis. On March 8, 2007, we completed the sale of our entire interest in the Emily Hawes Field in Calhoun County, Texas and the Matagorda Island Pipeline to Darcy Energy LLC, for cash proceeds of $500,000. We anticipate a partial sale of the Tiller Ranch Field by the end of the second quarter of 2007. Additionally, we have spent considerable time and effort assessing divestiture opportunities related to our Mississippi and Wyoming properties. In this regard, we have made preliminary arrangements with the Mississippi State Oil and Gas Board to commence plugging and abandonment operations of our Mississippi interests and further, have allowed our leases to lapse on our Wyoming interests. Our company retains no plugging and abandonment liabilities for our Wyoming interest. Additionally, we have previously held options and rights of first refusal to develop some 15,000 gross acres of prospects in the Texas Permian Basin region, namely the Adams Ranch Field and the Harrell Ranch Field (the Permian Basin Fields). After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing potential hydrocarbon development, management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. Management has no further plans at this time to attempt to re-engage in opportunities to develop potential prospects in the State of Texas. We plan to develop our new mandate to acquire passive income opportunities through the acquisition of non-operated and operated producing oil and gas interests in international high profile regions, and specifically within South American regions of Argentina to build a strategic base of proven hydrocarbon reserves and production opportunities that represent outstanding growth opportunities for our shareholders over the immediate, near and long term.

MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

You should read the following discussion of our financial condition and plan of operations together with the unaudited financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

For the period ended March 31, 2007 and March 31, 2006

Our net losses from continuing operations for the three month period ended March 31, 2007 were approximately $371,912 compared to $874,936 for the three month period ended March 31, 2006 (a decrease of $503,024 or 57%). We incurred operating expenses of $371,912 (2006: $874,936) consisting of $2,753 in depreciation, $99,671 in general and administrative, $31,109 in interest expense, $150,000 in management and consulting fees – related party and $88,379 in professional fees..

For the three month period ended March 31, 2007, we incurred expenses from discontinued operations of approximately $4,951 compared to expenses from discontinued operations of $17,458 incurred for the three month period ended March 31, 2006 (a decrease of $12,507 or 72%). The results of oil and gas operations for the three month period ended March 31, 2007 consisted of: (i) $13,694 (2006: $226,768) in gas sales (ii) $94 (2006: $6,627) in depletion, (iii) $14,167 (2006: $53,964) in lease operating expenses, (iv) $1,704 (2006: $NIL) from the impairment of oil and gas properties and, (v) $2,680 (2006: $183,635) in general and administrative expenses.

General and administrative expenses decreased by $151,220 (60%) for the three month period ended March 31, 2007 compared to general and administrative expenses for the three month period ended March 31, 2006 due to the decrease in marketing and consulting expenses which were previously part of our continuing oil and gas operations. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs.

Our net loss for the three month period ended March 31, 2007 was $376,863 or $0.03 per share compared to a net loss of $892,394 or $0.12 per share for the three month period ended March 31, 2006. The weighted average number of shares outstanding was 10,899,613 at March 31, 2007, compared to 7,200,535 at March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at March 31, 2007

As at March 31, 2007, our current assets were $354,007 and our current liabilities were $1,984,559, resulting in working capital deficit of $1,630,552. As at March 31, 2007, current assets were comprised of: (i) $299,813 in cash; (ii) $35,000 in restricted cash; (iii) $6,806 in accounts receivable; and (iv) $12,388 in prepaids and deposits.

As at March 31, 2007, our total assets were $1,339,125 comprised of: (i) $354,007 in current assets; (ii) $886,160 in unproved oil and gas properties available for sale (net of depletion); (iii) $60,000 in available for sale securities and (iv) $38,958 in furniture and equipment (net of depreciation). The decrease in total assets at March 31, 2007 from the period ended December 31, 2006 was primarily due to the sale of the Emily Hawes Field and the Matagorda Island Pipeline to Darcy Energy, LLP for cash proceeds of $500,000.

As at March 31, 2007, current liabilities were comprised of: (i) $835,313 in accounts payable and accrued liabilities; (ii) $78,198 in notes payable; (iii) $168,500 in private placement subscription proceeds (iv) $720,849 in loans payable; and (v) $181,702 due to related parties.

As at March 31, 2007, our total liabilities were $1,984,559, all consisting of current liabilities. The decrease in total liabilities at March 31, 2007 compared to the period ended December 31, 2006 was due primarily to the partial repayment of loans payable.

Stockholders' equity decreased from ($315,196) at December 31, 2006 to ($645,434) at March 31, 2007.

For the three month period ended March 31, 2007, net cash used in continuing operating activities was ($421,451) compared to net cash used in continuing operating activities of $601,231 for the three month period ended March 31, 2006. Net cash used in continuing operating activities for the three month period ended March 31, 2007 was comprised of a net loss of ($376,863) (2006: ($874,936)) and adjusted primarily by: (i) expenses paid by the issuance of shares of $NIL (2006: $311,750); and (ii) stock based compensation of $Nil (2006: $203,400).

For the three month period ended March 31, 2007, net cash used in discontinuing operating activities was $4,397 compared to net cash used in discontinuing operating activities of ($337,569) for the three month period ended March 31, 2006 resulting in net cash used in operating activities of ($417,054) (2006: ($938,800)).

Our cash flow from continuing investing activities for the three month period ended March 31, 2007 was $3,080 compared to net cash used in continuing investing activities of ($6,801) for the three month period ended March 31, 2006. The net cash from continuing investing activities during the period ended March 31, 2007 was primarily from the disposal or purchase of furniture and equipment.

For the three month period ended March 31, 2007, net cash from discontinuing investing activities was $486,500 compared to net cash used in discontinuing investing activities of ($284,281) for the three month period ended March 31, 2006 resulting in net cash used in investing activities of $489,580 (2006: ($291,082)). The change in net cash from investing activities for the period ended March 31, 2007 was primarily the result from the sale of the Emily Hawes Field and Matagorda Island Pipeline to Darcy Energy, LLP for cash proceeds of $500,000.

Cash flows from financing activities for the three month period ended March 31, 2007 was $97,847 compared to cash flow from financing activities of $595,969 for the three month period ended March 31, 2006. The net cash flow from financing activities for the three month period ended March 31, 2007 was primarily comprised of: (i) $193,500 (2006: $488,418) in proceeds on sale of common stock including subscriptions received; (ii) $NIL (2006: $81,804) in warrants; and (iii) ($134,750) (2006: $NIL) in loans payable. The decrease in net cash from financing activities for the period ended March 31, 2007 was primarily the result of net effect of a decrease in the amount of proceeds received from sale of common stock including subscriptions received and the repayment of $134,750 in loans payable for the three month period ended March 31, 2007.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through March 31, 2007 have incurred losses of $16,560,306 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

To date we have commenced initial production of gas but have not yet quantified proven reserves from evaluations from third party independent reservoir engineers. Depletion and depreciation of the carrying value of unproved oil and gas properties are computed using the unit-of-production method based on the estimated reserves of oil and gas as determined by management.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. However, previously unvested stock options outstanding as of December 31, 2005 were cancelled January 1, 2006; therefore no compensation expense under SFAS No. 123R with respect to unvested stock options was recorded during the first quarter of 2006.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have an impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $10,618,043 from inception to March 31, 2007 and incurred losses from discontinued operations totaling approximately $4,826,263 for the same period. As of March 31, 2007, we had an accumulated deficit of $15,444,306 and a working capital deficit of $1,630,552. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Our acquisitions may not be successful.

Our acquisitions may not be successful. As part of our growth strategy, we intend to acquire additional oil and gas production properties. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at anticipated levels or failure to conduct drilling on prospects within specified time periods may cause the forfeiture of the lease for that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

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

As of the date of this quarterly report, the Tiller Ranch is the oil and gas property where most of our drilling capital resources have been employed. However, we have shifted our future development focus towards acquiring non-operated and operated working interests in international producing oil and gas fields in the South American region of Argentina. These prospects are still in the development stage, and estimates made at this time as to proved or probable oil and natural gas reserves do not guarantee that sufficient reserves will be maintained or new reserves discovered for production. The absence of reporting a sustained production history provides risk regarding independent reserve estimates. Property lease positions in other locations that have been acquired by us are unproven, having little to no production, which prevents us from assigning any proved or probable reserves to these other properties.

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

Our officers and directors may be subject to conflicts of interest. Certain of our officers and directors serve only part time and are subject to conflicts of interest. Certain of these officers and directors each devote part of his working time to other business endeavors. These business endeavors as well as other business opportunities should be presented to the company. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to our company. Because of these relationships, our officers and directors may be subject to conflicts of interest.

Risks Related to our Common Stock

Sales of a substantial number of share or our common stock into the public market may result in significant downward pressure on the price of our common stock.

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of May 16, 2007, we have 18,346,932 shares of common stock issued and outstanding. There are 11,144,298 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of March 31, 2007, there are an aggregate of 333,717 stock options and 15,000 warrants outstanding.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our company’s President.

Based on this evaluation, our company’s President has concluded that our disclosure controls and procedures as at March 31, 2007 were not effective to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the President, as appropriate, to allow timely decisions regarding required disclosure.

We have identified, developed and begun to implement remedial measures in light of the findings of our company’s President's assessment of the effectiveness of disclosure controls and procedures over financial reporting, to strengthen our company's disclosure controls and procedures. Our company’s President is currently developing a plan and timetable for the implementation of remedial measures intended to strengthen our disclosure controls and procedures. Upon finalization and board approval of the plan, our company’s President intends to implement the plan.

In light of the conclusion that our company's disclosure controls and procedures were ineffective as of March 31, 2007, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, management believes, based on its knowledge, that (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than set out below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On April 16, 2007 commenced a Declatory Action and Tortuous Interference litigation against William J. Tiller, Kathryn Tiller Lawson and David Tiller (the “Tillers, et al”) in the District Court, Jim Wells County, Texas in response the Tillers, et al attempting to repudiate the terms of the Tiller Leases.

On April 30, 2007, we commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (‘ICC”) requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to us, 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect; and to award damages incurred by us.

In addition, we are subject to other claims and litigation arising in the ordinary course of business. Our management considers that any liability from any reasonably foreseeable disposition of such other claims and litigation, individually or in the aggregate, would not have a material adverse effect on our consolidated financial position or results of operations.

We operate in the field of oil and gas exploration and is therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

10.1         2004 Stock Option Plan for Petrogen Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

10.2             Amended Management Consulting Services Agreement among Petrogen Corp., Petrogen, Inc. and Sacha Spindler dated for reference effective February 12, 2003, executed effective August 18, 2003. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005)

10.3         Purchase and Sale Agreement among Pluris Energy Group Inc., Petrogen Inc. and Darcy Energy LLC effective December 31, 2006 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

10.4        Letter-in-Lieu of Transfer Order among Petrogen, Inc., Darcy Energy LLC and Shoreline Gas Marketing Inc. dated March 7, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

10.5         Notification Letter among Petrogen, Inc., Darcy Energy LLC and Northern Natural Gas Company dated March 7, 2007 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

10.6         Assignment of Oil, Gas & Mineral Leases (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

10.7*	Consulting Agreement dated effective January 1, 2007 with GT Management AG
10.8*	Consulting Agreement dated effective January 1, 2007 with Soumitra Sam Sen
(14)	Code of Ethics

14.1        Code of Business Conduct and Ethics (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2005).

(21)	Subsidiaries

Petrogen, Inc., a Colorado company

Pluris Energy Group Inc., a British Virgin Islands company

(31)	Section 302 Certifications
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002
31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification of the Sarbanes-Oxley Act of 2002

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURIS ENERGY GROUP INC.

By: /s/ Sacha H. Spindler

Sacha H. Spindler

CEO, Chairman and Director

Principal Executive Officer

Date: May 21, 2007.

By: /s/ Brian Fiddler

Brian Fiddler

Chief Financial Officer

Principal Financial Officer and

Principal Accounting Officer

Date: May 21, 2007.