Form 10QSB
period 2007-06-30
PLURIS ENERGY GROUP INC
filed 2007-08-17
CIK 1057226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 13, 2007, there were 21,960,665 shares of the issuer’s common stock issued and outstanding, par value $0.001 and 4,800,000 shares of the issuer’s series A preferred stock issued and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): ☐ YES	☒ NO

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$ 151,671	$ 129,440
Restricted cash	35,000	45,000
Accounts receivable	3,040	16,059
Prepaids and deposits	9,170	34,051

	198,881	224,550

AVAILABLE FOR SALE SECURITIES (Note 3)	60,000	60,000
FURNITURE AND EQUIPMENT, net of depreciation of $44,161 (2006 - $38,391)	39,915	44,791
PROPERTY HELD FOR SALE
Oil and gas properties, unproved (Note 2)	886,126	1,372,755

	$ 1,184,922	$ 1,702,096

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 878,885	$ 932,192
Notes payable (Note 4)	25,048	73,620
Loans payable (Note 5)	153,833	856,625
Due to related parties (Note 7)	49,559	154,855

	1,107,325	2,017,292
COMMITMENTS AND CONTINGENCIES (Notes 6, 7 and 11)
STOCKHOLDERS’ EQUITY (Note 8)
Preferred stock, $0.001 par value, 100,000,000 shares authorized
4,800,000 (2006 – NIL) shares issued and outstanding	4,800	-
Common stock, $0.001 par value, 250,000,000 shares authorized
21,960,665 (2006 – 16,889,234) shares issued and outstanding	21,961	16,889
Additional paid-in capital	18,086,282	14,689,954
Subscriptions receivable	-	(25,000)
Common stock purchase warrants	42,100	70,404
Deficit accumulated during the exploration stage	(18,077,546)	(15,067,443)

	77,597	(315,196)

	$ 1,184,922	$ 1,702,096

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	November 15, 2001 (inception) to June 30, 2007

EXPENSES
Depreciation	3,017	4,703	5,770	8,404	44,161
General and administrative	135,961	182,921	235,632	399,178	1,902,245
Interest expense	5,628	3,596	36,737	13,022	269,184
Loss on settlement of debt	-	-	-	-	239,448
Management and consulting fees – (Note 7)	211,500	98,250	361,500	181,500	2,992,761
Management and consulting fees – stock-based	2,113,666	-	2,113,666	494,900	5,556,061
Professional fees	145,951	71,395	234,330	138,797	1,722,106

LOSS FROM OPERATIONS	(2,615,723)	(360,865)	(2,987,635)	(1,235,801)	(12,725,966)

OTHER EXPENSES
Non-recurring costs of share exchange	-	-	-	-	(417,800)
Impairment of other investment	-	-	-	-	(90,000)

	-	-	-	-	(507,800)

LOSS FROM CONTINUING OPERATIONS	(2,615,723)	(360,865)	(2,987,635)	(1,235,801)	(13,233,766)

DISCONTINUED OPERATIONS (Note 3)
Results of oil and gas operations, net of taxes	(17,517)	(46,184)	(22,468)	(63,642)	(4,843,780)

NET LOSS	$ (2,633,240)	$ (407,049)	$ (3,010,103)	$ (1,299,443)	$ (18,077,546)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.15)	$ (0.07)	$ (0.17)	$ (0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	17,498,040	5,931,117	17,443,085	5,689,061

The accompanying notes are an integral part of these interim consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months ended June30, 2007	Six Months ended June30, 2006	November 15, 2001 (inception) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ (2,987,635)	$ (1,236,291)	$ (13,233,766)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	5,770	8,404	44,161
- accrued interest receivable	-	(245)	(263)
- accrued interest expense	28,552	6,332	146,130
- loss on settlement of debt	-	-	239,448
- accrued management fees	-	-	84,500
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation	2,113,666	203,400	5,556,061
- expenses paid by the issuance of shares	45,000	315,609	2,148,994
- loss on write down of other investments	-	-	90,000
Changes in operating assets and liabilities
- accounts receivable	-	-	53,941
- prepaids and deposits	(2,323)	47,781	(36,374)
- accounts payable	42,411	(365,581)	1,037,505
- advances payable	-	(43,438)	-
Net cash used in continuing operations	(754,559)	(1,064,029)	(3,451,863)
Net cash from (used in) discontinued operations	(9,320)	(93,417)	(1,792,853)
NET CASH USED IN OPERATING ACTIVITIES	(763,879)	(1,157,446)	(5,244,716)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(894)	(21,122)	(84,076)
Pre-reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Proceeds on sale of other investments	-	-	30,000
Net cash from (used in) continuing investing activities	(894)	(21,122)	46,792
Net cash from (used in) discontinued investing activities	486,500	(572,498)	(2,618,447)
NET CASH FROM (USED IN) INVESTING ACTIVITIES	485,606	(593,620)	(2,571,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	311,000	518,417	5,405,450
Proceeds allocated to warrants	12,500	51,804	82,904
Restricted cash	10,000	-	(35,000)
Proceeds from (repayment of) notes payable	2,250	(34,800)	(49,596)
Proceeds from (repayment of) loans payable	(134,750)	390,000	700,250
Debenture payable	-	-	(138,302)
Loans receivable	-	-	925,000
Cash advances from former related parties	-	-	318,990
Advances from related parties	99,504	63,729	758,346
NET CASH FLOWS FROM FINANCING ACTIVITIES	300,504	989,150	7,968,042

NET INCREASE (DECREASE) IN CASH	22,231	(761,916)	151,671
CASH, BEGINNING	129,440	817,720	-

CASH, ENDING	$ 151,671	$ 55,804	$ 151,671

Other non-cash transactions: Refer to Note 13.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$ 11,000	$ -	$ 13,875
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.

(Formerly Petrogen Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Pluris Energy Group Inc. (formerly Petrogen Corp.) (the “Company” or “Pluris”) was incorporated in the State of Nevada. Effective February 12, 2003 the Company completed the acquisition of Petrogen Inc. (“Petrogen”) by way of a reverse merger and issued 1,400,000 restricted shares of common stock to the shareholders and 60,000 restricted shares of common stock as a finder’s fee resulting in a change in control of the Company

With operations based in Houston, Texas, the Company and its wholly-owned subsidiary, Petrogen, has been a junior domestic upstream oil and gas company focused on acquiring, developing and producing proven reserves in well developed areas. The Company’s core strategy has been to acquire interests with proved developed hydrocarbon reserves that couple immediate development opportunities with undeveloped upside which can provide for near and long term production revenues.

During the third quarter of 2006, the Company changed its principal focus to the acquisition and development of oil and gas properties in Argentina. In August 2006, the Company entered into an agreement to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. Refer to Note 6. As a result of the geographic change in the Company’s focus, the properties in the USA have been or will be listed for sale or otherwise disposed of and accordingly have been classified as discontinued operations at December 31, 2006. Refer to Note 2.

As at June 30, 2007, the Company has a working capital deficiency of $908,444 and has realized significant losses to date. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 – PROPERTY HELD FOR SALE

	December 31,	Activity	December 31,	Activity	June 30,
	2005	in the year	2006	in the period	2007
					(Unaudited)
Oil and Gas Properties, Unproved	$	$	$	$	$
Acquisition costs (proceeds on sale)	868,146	-	868,146	(500,000)	368,146
Exploration costs	1,903,856	761,267	2,665,123	15,204	2,680,327
	2,772,002	761,267	3,533,269	(484,796)	3,048,473

Less accumulated depletion and impairment	121,062	2,039,452	2,160,514	1,833	2,162,347

	2,650,940	(1,278,185)	1,372,755	(486,629)	886,126

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 2 – PROPERTY HELD FOR SALE (CONTINUED)

Following a period of poor financial performance and continued losses on its United States oil and gas operations, the Company commenced a process to sell its United States oil and gas properties. As a result, the results of operations on the United States properties were classified as loss from discontinued operations in the consolidated statements of operations and the assets have been classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and from November 15, 2001 (inception) to June 30, 2007 for operating activities and investing activities have been separated between continuing and discontinued operations. An impairment charge of $2,025,232 was recorded during the year ended December 31, 2006 to adjust the assets to fair value based on management’s estimate including estimated disposal costs.

During the six months ending June 30, 2007, the Company incurred exploration costs of $15,204 on its properties, sold the Emily Hawes Field and Matagorda Pipeline properties for $500,000, depleted the properties by $129 and impaired the properties by $1,704.

The loss from discontinued operations is summarized as follows:

	Six months ended June 30, 2007	Six months ended June 30, 2006	November 15, 2001 (Inception) to June 30, 2007

Revenue - gas sales	$ 19,462	$ 299,152	$ 539,082

Operating Expenses
Depletion	129	11,614	25,607
Financing fees	-	-	871,850
Lease operating expenses	37,606	103,547	335,722
Impairment of oil and gas properties	1,704	-	2,136,551
General and administrative	2,491	247,633	2,013,132

	41,930	362,794	5,382,862

Results of oil and gas operations	$ (22,468)	$ (63,642)	$ (4,843,780)

Emily Hawes Field, Calhoun County, Texas

By agreement dated May 20, 2002 the Company acquired a 95% working interest (“WI”) and 77.5% net revenue interest (“NRI”) in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. On May 26, 2004 the Company entered into a participation agreement with Nortex Corporation of Texas for a 37.5% WI, and a 29.063% NRI for cash consideration of $66,112. On June 4, 2004 the Company entered into a participation agreement with Darcy Energy, LLC. (“Darcy”) of Texas for a 25% WI, and a 19.375% NRI for cash consideration of $42,680. On September 20, 2004, the Company entered an agreement whereby it purchased a 5% working interest for $3,536 resulting in the Company retaining a total 29.06% NRI of a 37.5% WI in the Emily Hawes Field. On April 1, 2005, the Company entered into a purchase and sale agreement with Nortex Corporation, Danny L. Stephens Interests and Robert W. Kent (“Nortex, et al”), pursuant to which it purchased Nortex, et al’s 37.5% working interests (the “Nortex Interests”) in the Emily Hawes Field for cash consideration of $300,000 plus an additional consideration to accrue and pay any and all costs associated with the Nortex Interests from January 1 to March 31, 2005. On May 25, 2005, the Company entered into a farm-out agreement with an individual investor, pursuant to which the Company sold a 1.5% working interest in the Emily Hawes Field for $150,000. In addition, the Company granted the individual investor 15,000 two year warrants with a fair market value of $18,600 and the option to convert the working interest into shares of restricted common stock for a period of two years. On July 21, 2005, the Company entered into an agreement with Darcy pursuant to which Darcy and the Company had entered into an agreement related to a prescribed to Area of Mutual Interest (AMI) surrounding the Emily Hawes Field, whereby Darcy elected to acquire a 25% interest in the 37.5% working interest the Company purchased from Nortex et al on April 1, 2005. As consideration, Darcy paid to the Company a one time cash payment of $111,005 for receipt of a 9.375% working interest in the Emily Hawes Field, increasing Darcy’s overall working interest to 34.375%. As of December 31, 2006, the Company wrote down the property by $998,679 leaving a carrying cost after depletion of $421,377. On March 8, 2007, the Company completed the sale of its entire 64.125% working interest in the Emily Hawes Field to Darcy for cash proceeds of $421,377. See Matagorda Island Pipeline.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Tiller Ranch

On June 3, 2005, pursuant to an assignment of lease agreement, the Company acquired a 100% WI and 70% NRI in the Tiller Ranch Lease consisting of 822 acres located within the Tom Graham Field, Jim Wells County, Texas. The Company has incurred $681,501 of capitalized expenditures, paid $225,000 for the lease acquisition cost and has recorded depletion of $1,813. As of September 30, 2006, the Company sold a 24% WI (16.80% NRI) for proceeds of $660,000. The net proceeds were used to offset the costs of drilling and developing the property in the last quarter of 2005. Three investors who collectively purchased working interests totaling 9% for $180,000 had an option to convert their WI into common stock of the Company at prices ranging from $1.25 - $2.25 commencing January 1, 2006 for a period of six months. The conversion price was less than the market price of the Company’s stock at the date these agreements were entered into, thus giving rise to an intrinsic value conversion feature. The Company recognized the intrinsic value of the beneficial conversion feature of $245,600 as financing fees in 2005.

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

In September 2006, the Company entered into an agreement with Petroleum Listing Service (“PLS”) to list Tiller Ranch Field for sale through a competitive bidding process. Currently, the Company is no longer using the services of PLS and is considering other available opportunities to divest of Tiller Ranch Field. Management cannot estimate the value the Company may receive from any potential sale. At June 30, 2007, the Company has capitalized acquisition and development costs of $888,207 and recorded depletion of $2,081 leaving a net book value of $886,126.

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 3 –AVAILABLE FOR SALE SECURITIES

During the year ended December 31, 2006, the Company had a receivable from a private company for $180,000 which was settled by the issuance of 720,000 common shares of this private company at an agreed price of $0.25 per share and classified as available for sale securities. Refer to Note 2. During the year ended December 31, 2006, 240,000 shares were sold back to the private company at $0.125 per share for proceeds of $30,000. The remaining 480,000 shares were written down to the estimated recoverable value of $0.125 per share, resulting in a loss of $90,000 during the year ended December 31, 2006. These shares are still held at June 30, 2007.

NOTE 4 – NOTES PAYABLE

Effective July 1, 2005, the Company issued a promissory note in the amount of $70,000 in settlement of an unpaid account payable which is unsecured and due on demand. The note bears interest at 18% per annum. During the six months ended June 30, 2007, the Company has recorded $2,095 (2006: $8,443) of interest in connection with this note. At June 30, 2007, there is a balance owing of $25,048 (2006: $22,953).

Effective June 1, 2006, the Company issued a promissory note in the amount of $50,000 which is unsecured and due on demand. The note bears interest at 10% per annum. During the six months ended June 30, 2007, the Company has recorded $2,274 of interest. On June 15, 2007, the Company issued 157,691 common shares at $0.35 per share to retire the outstanding balance of the note, including principal and interest, of $55,192 (2006: $52,918).

Effective December 8, 2006, the Company issued a promissory note in the amount of $23,000 which is unsecured and due on demand. This note bears a flat interest charge of 12.5% or $2,875 for a total owing of $25,875. At December 31, 2006, the Company had repaid $28,125 leaving a balance owing back to the Company of $2,250. During the six months ended June 30, 2007, the Company issued three promissory notes totaling $65,000 which were unsecured, due on demand, and bore a flat interest charge of 12.5% or $8,125 for a total owing of $73,125. At June 30, 2007, the Company had repaid all of the notes plus the accrued and outstanding interest.

NOTE 5 – LOANS PAYABLE

Effective April 28, 2006 the Company entered into three convertible loan agreements which are secured by the assets of the Company’s subsidiary Petrogen, Inc. The loans bear interest at LIBOR plus 5% per annum, and interest is payable each quarter commencing six months after the first receipt of funds. The first note of $275,000 was due on April 1, 2007, and was converted into 1,375,000 common shares on May 7, 2007. The second note of $275,000 was due on June 13, 2007, and converted into 1,375,000 common shares on June 25, 2007. The remaining note of $150,250 is due one year after receipt of funds, being September 7, 2007. The first interest payment on all loans of $21,463 due on October 28, 2006 was paid by the Company on December 29, 2006 by issuing an aggregate of 30,123 common shares to the secured parties. These convertible loan agreements have a ratchet provision adjusting the conversion price downward based on any subsequent equity issuances at prices less than the original conversion price of $1.00 per share (post-reverse split). The original conversion price was $1.00 but was adjusted to $0.20 pursuant to a private placement at $0.20 per common share during the year ended December 31, 2006. In connection with this provision, the Company recorded in 2006 the beneficial conversion feature resulting from the repricing of the conversion feature as non-cash financing fees of $626,250 which represents the difference between the original conversion price and the adjusted conversion price.

During the six months ended June 30, 2007, the Company issued an aggregate of 82,698 common shares to the secured parties for the accrued interest outstanding at December 31, 2006 of $21,625 and March 31, 2007 of $20,599 and made a partial cash repayment of $134,750 on one of the loans. At June 30, 2007, $150,250 (2006: $835,000) is owing plus accrued interest of $3,583 (2006: $21,625).

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

The Company has currently suspended the offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument (the “Bonds”) pursuant to which the capital raised was to be utilized to close the acquisition of SEPSA and finance the acquisition of a possible additional international revenue producing oil and gas opportunities similar to SEPSA. To date, no proceeds have been received from this offering. When the legal issues surrounding SEPSA have been resolved or at a time when the Company establishes rights to purchase a similar revenue producing asset base to that of SEPSA, the Company will re-establish offering of the Bonds.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007, management fees of $180,000 (2006: $51,750) were incurred to a private company controlled by a director and officer of the Company. The Company is committed to pay this party $30,000 in management fees per month. In May 2007, this director and officer converted $3,000 of unpaid fees into 3,000,000 Series A preferred shares. In June 2007, this director and officer converted $140,000 of unpaid fees into a private placement consisting of 560,000 units at $0.35 per unit. At June 30, 2007 this party owed $1,141 to the Company (December 31, 2006: $105,162 was owed by the Company). The agreement with this party can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the six months ended June 30, 2007, consulting fees of $6,000 (2006: $18,000) were incurred to a director of the Company. In May 2007, this director converted $200 of unpaid fees into 200,000 Series A preferred shares. At June 30, 2007, this director was owed $800 (December 31, 2006: $1,000) for unpaid fees. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the six months ended June 30, 2007, management fees of $108,000 (2006: $30,000) were incurred to an officer of the Company. In May 2007, this officer converted $1,200 of unpaid fees into 1,200,000 Series A preferred shares. In June 2007, this officer converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.35 per unit. At June 30, 2007, this officer is owed $41,800 (December 31, 2006: $20,500) for management fees. The Company is committed to pay this officer $18,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this officer severance of 6 months of monthly fees within 10 business days of the termination date.

During the six months ended June 30, 2007, management fees of $33,000 (2006: $14,500) were incurred to an officer of the Company. At June 30, 2007, this officer is owed $7,500 (December 31, 2006: $NIL) for management fees due. The Company is committed to pay this officer $5,500 in management fees per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the six months ended June 30, 2007, consulting fees of $7,500 (2006: $30,000) were incurred to a relative of a director of the Company. In June 2007, this consultant converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.35 per unit. At June 30, 2007, this individual is owed $NIL (December 31, 2006: $22,500) for consulting fees due. This consulting agreement expired on March 31, 2007 and no further fees are due.

During the six months ended June 30, 2007, consulting fees of $3,000 (2006: $NIL) plus a bonus of $45,000 were incurred to a director of the Company. In May 2007, this director converted $400 of unpaid fees into 400,000 Series A preferred shares. In June 2007, this director converted $45,000 of unpaid fees into a private placement consisting of 180,000 units at $0.35 per unit. At June 30, 2007, this director was owed $600 (December 31, 2006: $NIL) for unpaid fees. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in Note 8.

NOTE 8 – CAPITAL STOCK

Preferred Shares

In May 2007, two directors, a director and officer and another officer converted $4,800 of unpaid fees into 4,800,000 Series A, $0.001 par value, preferred shares. Each preferred share will have 10 votes, whereas each common share has only one vote. In the event the Company at any time or from time to time after the original date of issuance of the Series A Preferred Stock shall declare or pay any dividend or make any other distribution on the Corporation’s common stock payable in common stock or effect a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock), then the number of votes per share of Series A Preferred Stock shall be proportionately increased, concurrently with the effectiveness of such stock dividend, stock distribution or subdivision. Otherwise, the Series “A” preferred shares do not participate in any assets or dividends of the Company. Each of the four holders of the series “A” preferred shares as described have entered into an agreement with the Company (the “Shareholder Agreement”) that stipulates that at any time the holder thereof discontinues acting as an officer or director of the Company for any reason whatsoever, whether by mutually agreed upon termination of tenure, dismissal for cause or without cause, etc., the departing director or officer will immediately therewith return to treasury, those series “A” preferred shares issued in the name of said officer or Director for cancellation. See Note 7.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

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

The Company has estimated the fair value of the attached warrants to be 10% of the private placement proceeds. In 2006, five of the eleven private placements had warrants attached and the total proceeds from these private placements were $518,040; 10% or $51,804 was allocated to the 291,549 warrants granted.

During the six months ended June 30, 2007, the Company issued an aggregate of 5,071,431 common shares as follows: 82,698 common shares for accrued loan interest of $42,224, 2,750,000 common shares on the conversion of two convertible notes valued at $550,000, 207,733 common shares for the settlement of $72,707 of debt, 347,000 commons shares from a private placement for cash proceeds of $173,000, and 1,684,000 common shares from a private placement for proceeds of $421,000 of which $125,000 was received in cash and $296,000 was from the conversion of unpaid consulting, officer and director fees.

The two private placements are detailed as follows. The first offering was for 347,000 units at $0.50 per unit for cash proceeds of $173,500, each unit consisting of one common share only. The second offering is for 1,684,000 units at $0.25 per unit for proceeds of $421,000 of which $125,000 was received in cash and $296,000 was from the conversion of $81,000 in unpaid consulting fees and $215,000 in unpaid director and officer fees. Each unit consists of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $0.50 for two years. See Note 7.

The Company has estimated the fair value of the attached warrants to be 10% of the private placement proceeds. Two of the private placements had warrants attached and the total proceeds from these private placements were $421,000; 10% or $42,100 was allocated to the 1,684,000 warrants granted.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

Warrants

A summary of the Company’s warrants outstanding and the changes for 2007 and 2006 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2005	761,400	$2.25
Issued	291,549	4.46
Exercised / Cancelled / Expired	(746,400)	-

Balance, December 31, 2006	306,549	4.32	0.09 years
Issued	1,684,000	0.50
Exercised / Cancelled / Expired	(306,549)	-

Balance June 30, 2007	1,684,000	$0.50	2.00 years

The 1,684,000 warrants are exercisable at $0.50 per share until June 28, 2009.

NOTE 9 – STOCK OPTION PLANS

On April 27, 2007, the Company repriced 192,000 stock options from prices ranging from $1.50 to $3.75 per share to $0.75 per share with expiry dates ranging from May 2, 2008 to July 22, 2014 and recorded additional stock based compensation expense of $9,000. The Company estimated the additional fair value by applying the fair value method using the Black-Scholes option pricing model using an expected life of the remaining term of the option, a risk-free interest rate of 4.87% and an expected volatility of 117%.

On April 27, 2007, the Company granted a total of 3,050,000 stock options to directors, officers and consultants of the Company at exercise prices ranging from $0.45 - $0.50 per common share with expiry dates ranging from April 26, 2008 to April 26, 2017. Of these stock options 2,600,000 vested immediately and 450,000 vest quarterly over a one year period. The Company estimated the fair value of the 3,050,000 stock options granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 4.87% and an expected volatility of 117% resulting in a stock-based compensation expense of $1,191,000 of which $1,052,333 was expensed in the quarter ended June 30, 2007 and the remaining $138,667 will be expensed on vesting.

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 9 – STOCK OPTION PLANS (CONTINUED)

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

A summary of the options outstanding is as follows:

	Number of Options	Date of Issue	Exercise Price	Expiry Date	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2005	1,026,055				$ 2.20	4.47 years

Granted during the period	140,000	01-Jan-06	1.50	01-Jan-07
	1,000,000	22-Sep-06	0.35	22-Sep-11

Exercised during the period	(140,000)		1.50	07-Mar-06
	(40,777)		1.25	10-Sep-06
	(13,222)		1.25	04-Mar-14
	(6,000)		1.25	04-Mar-14
	(20,000)		1.50	22-Jul-14
	(12,060)		3.75	22-Jul-14
	(1,00,000)		0.35	22-Sep-11

Expired/cancelled during the period	(77,600)		2.50	12-Feb-06
	(60,000)		2.50	10-Sep-06
	(29,067)		3.75	10-Sep-06
	(120,000)		1.25	01-Nov-08
	(112,000)		1.25	01-Nov-13

Outatanding, December 31, 2006	535,329				$ 2.51	4.30 years

Expired/cancelled during the period	(28,080)		1.25	04-Mar-07
	(98,532)		2.50	04-Mar-07
	(75,000)		3.75	04-Mar-07
	(14,777)		1.25	04-Mar-14
	(14,000)		1.25	04-Mar-14
	(40,000)		2.50	04-Mar-14
	(7,940)		3.75	22-Jul-14
	(20,000)		5.00	22-Jul-14
	(45,000)		2.50	1-Jul-15

Granted during the period	300,000	27-Apr-07	0.45	26-Apr-08
	2,000,000	27-Apr-07	0.50	26-Apr-17
	750,000	27-Apr-07	0.50	26-Apr-12

Outstanding, June 30, 2007	3,242,000				$ 0.51	8.20 years	$ 228,500

Exercisable, June 30, 2007	2,792,000						$ 197,000

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 9 – STOCK OPTION PLANS (CONTINUED)

A summary of the status of the Company’s unvested shares as of June 30, 2007, and changes during the six-month period ended June 30, 2007, is presented below:

Unvested shares	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested at January 1, 2007	-	$ -
Granted	3,050,000	0.51
Vested	2,600,000	0.51

Unvested at June 30, 2007	450,000	$ 0.50

NOTE 10 – STOCK APPRECIATION RIGHTS

The Company has authorized the granting of stock appreciation rights (“SAR”). A SAR can be awarded to directors, officers, and consultants that entitle these grantees to receive cash or shares of common stock, or a combination of both, for each right having a value on the date the stock appreciation right is exercised equal to the excess of  the market value of a share of common stock at the time of exercise over the base price per share set forth on the grant date.

On April 27, 2007, the Company granted 3,050,000 SARs to directors, officers and consultants of the Company at exercise prices ranging from $0.45 - $0.50 per right with expiry dates ranging from April 26, 2008 to April 26, 2017. Of these SARs 2,600,000 vested immediately and 450,000 vest quarterly over a one year period. The Company estimated the fair value of the 3,050,000 SARs granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 4.87% and an expected volatility of 117% resulting in a stock-based compensation expense of $1,191,000 of which $1,052,333 was expensed during the quarter ended June 30, 2007 and the remaining $138,667 will be expensed on vesting.

A summary of the options stock appreciation rights is as follows:

	Number of SAR	Date of Issue	Exercise Price	Expiry Date	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2006	-

Granted during the period	300,000	27-Apr-07	0.45	26-Apr-08
	2,000,000	27-Apr-07	0.50	26-Apr-17
	750,000	27-Apr-07	0.50	26-Apr-12

Balance, June 30, 2007	3,050,000				$ 0.50	7.71 years

NOTE 11 – CONTINGENCIES AND COMMITMENTS

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE 11 – CONTINGENCIES AND COMMITMENTS (CONTINUED)

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

On January 1, 2007, the Company entered into five five-year-term management consulting agreements. Of the five, three were with directors and/or officers of the Company, or their private companies. The agreements provide for remuneration on a monthly basis totalling $66,000. The Company has the right in all of the five consulting agreements to terminate the agreements without cause by providing 30 days written notice. Upon termination of one of the agreements, the Company is required to pay a certain director severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement. Upon termination of another of the agreements with a certain officer, the Company is required to pay this officer severance of 6 months of monthly fees within 10 business days of the termination date.

NOTE 12 – SUBSEQUENT EVENTS

On July 3, 2007, the Company granted three consultants and one director an aggregate of 1,095,000 incentive stock options at an exercise price of $0.50 per share. On the same day, the Company granted three consultants 495,000 stock appreciation rights at an exercise price of $0.50 per stock appreciation right.

On July 18, 2007, the Company filed a Form S-8 with the United States Securities and Exchange Commission for the registration of up to 2,000,000 common shares of the Company for the purposes of issuing incentive stock options to consultants of the Company.

NOTE 13 – OTHER NON-CASH TRANSACTIONS

During the six months ended June 30, 2007, the Company issued 82,698 common shares for accrued loan interest of $42,224, issued 2,750,000 common shares for the conversion of two convertible notes valued at $550,000, issued 207,733 common shares for the settlement of $72,707 of debt, and issued 1,184,000 common shares for a private placement for non-cash proceeds of $296,000 which is the aggregate of $81,000 in unpaid consulting fees and $215,000 in unpaid director and officer fees. See Note 7.

During the six months ending June 30, 2006, the Company issued 92,060 common shares for the exercise of stock options for non cash proceeds of $150,224 which was utilized to off-set debt owing to a director; 65,272 common shares for the settlement of debt of $162,624 of which $89,000 was utilized to off-set debts owing to a director and to an officer; 113,500 common shares to certain officers, directors and consultants for bonuses totalling $311,750; and 15,000 common shares valued at $59,250 under a termination agreement.

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

Corporate History

We were incorporated under the laws of the State of Nevada on December 3, 1997 under the name "Hadrosaurus Resources, Inc." On January 20, 1998, we filed an amendment to the articles of incorporation changing our name to "Hadro Resources, Inc." On February 12, 2003, subsequent to the acquisition of Petrogen, Inc. ("Petrogen"), we filed an amendment to the articles of incorporation changing our name to "Petrogen Corp."

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

Effective September 12, 2006, we completed a merger with our subsidiary, Pluris Energy Group Inc., which we incorporated solely to effect the name change. As a result, we changed our name from “Petrogen Corp.” to “Pluris Energy Group Inc.” We changed the name of our company to better reflect the direction and business of our company. The name change became effective with NASDAQ Over-the-Counter Bulletin Board at the opening of market and trading on September 12, 2006 under the new symbol “PEYG”.

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

The purpose of increasing our authorized capital to 250,000,000 shares of common stock is to optimize the long term future growth potential of our organization on a share structure basis without requiring additional shareholder approvals to enable for the long term expansion of our business mandate. Specifically this will provide for the potential conversion of convertible redeemable unsecured subordinated bonds due September 30, 2011 (the “Pluris Bond A”) currently being offered by our wholly-owned subsidiary, Pluris Energy Group Inc., a British Virgin Islands corporation (“Pluris BVI”), on a private placement basis of up to $65,000,000 in principal, and/or for the provision of any other equity financing requirements we may have for the long term as well as for the development, expansion and additional acquisition of international oil and gas properties and bio-energy business opportunities that fit within our mandated business objectives.

Our executive office is located at 10777 Westheimer, Ste 1100, Houston, TX 77042-3462 and our telephone number is 281.383.9434.

Description of Business

We are an independent energy company specializing in the development of international and domestic business opportunities including, but not limited to, the acquisition, exploration and development of oil and natural gas properties and the acquisition and development of bio-energy business opportunities in South America; primarily in the region of Argentina. We currently also have oil and gas development interests in the Texas Gulf Coast of the United States. We are, together with our wholly owned subsidiaries, Petrogen, Inc. (“Petrogen”) and Pluris BVI, a junior domestic upstream and midstream oil and natural gas and bio-energy development and production company focused on acquiring, developing, producing and refining oil and natural gas reserves in South American high impact hydrocarbon rich areas and acquiring interests in South American bio-energy business ventures. Our core business strategy was refined in mid-2006 to acquire non-operated and operated working interests in oil and gas fields and to acquire interests in bio-energy business development opportunities throughout South America and particularly Argentina that display significant hydrocarbon reserves and development and expansion opportunities in both the traditional fossil fuels and new bio-energy fuels business sectors that can provide high yield returns income opportunities in the energy industry for our shareholders.

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

We have recently chosen to suspend the placement schedule related to our offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument (the “Bonds”) until such time as the outcome of the ROFR issues, injunctions and arbitral proceedings are clear, pursuant to which we will recommence the offering wherein the capital raised will be used to close the acquisition of SEPSA and finance the acquisition of additional international revenue producing oil and gas assets located in South America. To date, no proceeds have been accepted from this offering and therefore, we have no current payment burdens associated with the offering. When the legal issues surrounding SEPSA have been resolved or at a time when we are able to enter into a new business opportunity agreement that establish our rights to purchase a similar revenue producing asset base to that of SEPSA, we will re-establish offering of the Bonds.

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

United States

Our principal geographic area of focus was within the onshore and offshore Texas Gulf Coast region, with core assets previously located in the Emily Hawes Field and the Tiller Ranch Field in the Texas Gulf Coast. We have acquired the rights in our two core properties spanning over approximately 2,554 net acres. However, in moving toward our new core business mandate, Management engaged the services of Petroleum Listing Service of Houston, Texas (“PLS”) to list Emily Hawes Field and Tiller Ranch Field for sale on a competitive bid basis. On March 8, 2007, we completed the sale of our entire interest in the Emily Hawes Field in Calhoun County, Texas and the Matagorda Island Pipeline to Darcy Energy LLC, for cash proceeds of $500,000. We are no longer using the services of PLS, and are continuing to assess other divestiture opportunities for the sale of Tiller Ranch Field. Additionally, we have spent considerable time and effort assessing divestiture opportunities related to our Mississippi and Wyoming properties. In this regard, we have made preliminary arrangements with the Mississippi State Oil and Gas Board to commence plugging and abandonment operations of our Mississippi interests and further, have allowed our leases to lapse on our Wyoming interests. Our company retains no plugging and abandonment liabilities for our Wyoming interest. Additionally, we have previously held options and rights of first refusal to develop some 15,000 gross acres of prospects in the Texas Permian Basin region, namely the Adams Ranch Field and the Harrell Ranch Field (the Permian Basin Fields). After assessing certain risks and economic variables related to the Permian Basin Fields and the general area geologically as a potential investment for ongoing potential hydrocarbon development, management elected to allow the options and rights of first refusal to develop the Permian Basin Properties to lapse. Management has no further plans at this time to attempt to re-engage in opportunities to develop potential prospects in the State of Texas. We plan to develop our new mandate to acquire operated and non-operated oil and gas and bio-energy business development opportunities through the acquisition of interests in international high profile regions, and specifically within South American regions of Argentina to build a strategic base of proven hydrocarbon reserves and fossil fuel and bio-energy production opportunities that represent outstanding growth possibilities for our shareholders over the immediate, near and long term.

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

For the three month period ended June 30, 2007 and June 30, 2006

Our losses from continuing operations for the three month period ended June 30, 2007 were approximately $2,615,723 compared to $360,865 for the three month period ended June 30, 2006 (an increase of $2,254,858 or 625%). We incurred operating expenses of $2,615,723 (2006: $360,865) consisting of $3,017 (2006: $4,703) in depreciation, $135,961 (2006:$182,921) in general and administrative, $5,628 (2006: $3,596) in interest expense, $211,500 (2006: $98,250) in management and consulting fees – related party, $2,113,666 (2006: $Nil) in stock based compensation and $145,951 (2006: $71,395) in professional fees.

For the three month period ended June 30, 2007, we incurred expenses from discontinued operations of approximately $17,517 compared to expenses from discontinued operations of $46,184 incurred for the three month period ended June 30, 2006 (a decrease of $28,667 or 62%).

General and administrative expenses decreased by $46,960 (26%) for the three month period ended June 30, 2007 compared to general and administrative expenses for the three month period ended June 30, 2006 due to the decrease in marketing and consulting expenses which were previously part of our continuing oil and gas operations. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs.

Stock based compensation expense increased by $2,113,666 for the three month period ended June 30, 2007 due to the granting of 3,050,000 stock options and 3,050,000 stock appreciation rights.

Professional fees increased by $74,556 (104%) for the three month period ended June 30, 2007 due to the increased legal expense from the San Enrique arbitration action.

Our net loss for the three month period ended June 30, 2007 was $2,633,240 or $0.15 per share compared to a net loss of $407,049 or $0.07 per share for the three month period ended June 30, 2006. The weighted average number of shares outstanding was 17,498,040 at June 30, 2007, compared to 5,931,117 at June 30, 2006.

For the six month period ended June 30, 2007 and June 30, 2006

Our losses from continuing operations for the six month period ended June 30, 2007 were approximately $2,987,635 compared to $1,235,801 for the six month period ended June 30, 2006 (an increase of $1,751,834 or 142%). We incurred operating expenses of $2,987,635 (2006: $1,235,801) consisting of $5,770 (2006: $8,404) in depreciation, $235,632 (2006: $399,178) in general and administrative, $36,737 (2006: $13,022) in interest expense, $361,500 (2006: $181,500) in management and consulting fees – related party, $2,113,666 (2006: $494,900) in stock based compensation and $234,330 (2006: $138,797) in professional fees.

For the six month period ended June 30, 2007, we incurred expenses from discontinued operations of approximately $22,468 compared to expenses from discontinued operations of $63,642 incurred for the six month period ended June 30, 2006 (an increase of $41,174 or 65%). The results of oil and gas operations for the six month period ended June 30, 2007 consisted of: (i) $19,462 (2006: $299,152) in gas sales (ii) $129 (2006: $11,614) in depletion, (iii) $37,606 (2006: $103,547) in lease operating expenses, (iv) $1,704 (2006: $Nil) from the impairment of oil and gas properties and, (v) $2,491 (2006: $247,633) in general and administrative expenses.

General and administrative expenses decreased by $163,546 (41%) for the three month period ended June 30, 2007 compared to general and administrative expenses for the six month period ended June 30, 2006 due to the decrease in marketing and consulting expenses which were previously part of our continuing oil and gas operations. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs.

Stock based compensation expense increased by $1,618,766 for the six month period ended June 30, 2007 due to the granting of 3,050,000 stock options and 3,050,000 stock appreciation rights.

Professional fees increased by $95,533 (69%) for the six month period ended June 30, 2007 due to the increased legal expense from the San Enrique arbitration action.

Our net loss for the six month period ended June 30, 2007 was $3,010,103 or $0.17 per share compared to a net loss of $1,299,443 or $0.23 per share for the six month period ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at June 30, 2007

As at June 30, 2007, our current assets were $198,881 and our current liabilities were $1,107,325, resulting in working capital deficit of $908,444. As at June 30, 2007, current assets were comprised of: (i) $151,671 in cash; (ii) $35,000 in restricted cash; (iii) $3,040 in accounts receivable; and (iv) $9,170 in prepaids and deposits.

As at June 30, 2007, our total assets were $1,184,922 comprised of: (i) $198,881 in current assets; (ii) $886,126 in unproved oil and gas properties available for sale (net of depletion); (iii) $60,000 in available for sale securities and (iv) $39,915 in furniture and equipment (net of depreciation). The decrease in total assets at June 30, 2007 from the period ended December 31, 2006 was primarily due to the sale of the Emily Hawes Field and the Matagorda Island Pipeline to Darcy Energy, LLP for cash proceeds of $500,000.

As at June 30, 2007, current liabilities were comprised of: (i) $878,885 in accounts payable and accrued liabilities; (ii) $25,048 in notes payable; (iii) $153,833 in loans payable; and (iv) $49,559 due to related parties.

As at June 30, 2007, our total liabilities were $1,107,325, all consisting of current liabilities. The decrease in total liabilities at June 30, 2007 compared to the period ended December 31, 2006 was due primarily to the substantial repayment of loans payable and related party debt.

Stockholders' equity increased from ($315,196) at December 31, 2006 to $77,597 at June 30, 2007.

For the six month period ended June 30, 2007, net cash used in continuing operating activities was $754,559 compared to net cash used in continuing operating activities of $1,064,029 for the six month period ended June 30, 2006. Net cash used in continuing operating activities for the six month period ended June 30, 2007 was comprised of a net loss of $2,987,635 (2006: $1,236,291) and adjusted primarily by stock based compensation of $2,113,666 (2006: $Nil).

For the six month period ended June 30, 2007, net cash used in discontinuing operating activities was $9,320 compared to net cash used in discontinuing operating activities of $93,417 for the six month period ended June 30, 2006 resulting in net cash used in operating activities of $763,879 (2006: $1,157,446).

Our cash flow from continuing investing activities for the six month period ended June 30, 2007 was $894 compared to net cash used in continuing investing activities of $21,122 for the six month period ended June 30, 2006. The net cash from continuing investing activities during the period ended June 30, 2007 was primarily from the purchase of furniture and equipment.

For the six month period ended June 30, 2007, net cash from discontinuing investing activities was $486,500 compared to net cash used in discontinuing investing activities of $572,498 for the six month period ended June 30, 2006 resulting in net cash used in investing activities of $485,606 (2006: $593,620). The change in net cash from investing activities for the period ended June 30, 2007 was primarily the result from the sale of the Emily Hawes Field and Matagorda Island Pipeline to Darcy Energy, LLP for cash proceeds of $500,000.

Cash flows from financing activities for the six month period ended June 30, 2007 was $300,504 compared to cash flow from financing activities of $989,150 for the six month period ended June 30, 2006. The net cash flow from financing activities for the six month period ended June 30, 2007 was primarily comprised of: (i) $311,000 (2006: $518,417) in proceeds on sale of common stock including subscriptions received; (ii) $12,500 (2006: $51,804) in warrants; and (iii) $134,750 (2006: $390,000) in loans payable. The decrease in net cash from financing activities for the period ended June 30, 2007 was primarily the result of net effect of a decrease in the amount of proceeds received from sale of common stock including subscriptions received and the repayment of $134,750 in loans payable for the six month period ended June 30, 2007.

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

We have historically incurred losses, and through June 30, 2007 have incurred losses of $18,077,546 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $13,233,766 from inception to June 30, 2007 and incurred losses from discontinued operations totaling approximately $4,843,780 for the same period. As of June 30, 2007, we had an accumulated deficit of $18,077,546 and a working capital deficit of $908,444. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect our company. Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

Our officers and directors may be subject to conflicts of interest. Certain of our officers and directors serve only part time and are subject to conflicts of interest. Certain of these officers and directors each devote part of his working time to other business endeavors. These business endeavors as well as other business opportunities should be presented to our company. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to our company. Because of these relationships, our officers and directors may be subject to conflicts of interest.

Risks Related to our Common Stock

Sales of a substantial number of share or our common stock into the public market may result in significant downward pressure on the price of our common stock.

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of August 13, 2007, we have 21,960,665 shares of common stock issued and outstanding. There are 12,509,484 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of June 30, 2007, there are an aggregate of 3,242,000 stock options and 1,684,000 warrants outstanding.

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

As of July 3, 2007, our board of directors authorized and approved the adoption of Equity Incentive Plan for the registration of up to 2,000,000 common shares of the Company for the purposes of issuing incentive stock options to consultants of the Company.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our company’s president and chief financial officer.

Based on this evaluation, our company’s president and chief financial officer have concluded that our disclosure controls and procedures as at June 30, 2007 were not effective to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have identified, developed and begun to implement remedial measures in light of the findings of our company’s president's and chief financial officer assessment of the effectiveness of disclosure controls and procedures over financial reporting, to strengthen our company's disclosure controls and procedures. Our company’s president and chief financial officer are currently developing a plan and timetable for the implementation of remedial measures intended to strengthen our disclosure controls and procedures. Upon finalization and board approval of the plan, our company’s president and chief financial officer intend to implement the plan.

In light of the conclusion that our company's disclosure controls and procedures were ineffective as of June 30, 2007, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report. Accordingly, management believes, based on its knowledge, that (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

On April 16, 2007, we commenced a Declatory Action and Tortuous Interference litigation against William J. Tiller, Kathryn Tiller Lawson and David Tiller (the “Tillers, et al”) in the District Court, Jim Wells County, Texas in response to the Tillers, et al attempting to repudiate the terms of the Tiller Leases.

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

We operate in the field of oil and gas exploration and bio-energy business development and are therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2007, two directors, a director and officer and another officer converted $4,800 of unpaid fees into 4,800,000 Series A, $0.001 par value, preferred shares. Each preferred share will have 10 votes, whereas each common share has only one vote. In the event our company at any time or from time to time after the original date of issuance of the Series A Preferred Stock shall declare or pay any dividend or make any other distribution on our common stock payable in common stock or effect a subdivision of the outstanding shares of our common stock (by reclassification or otherwise than by payment of a dividend in our common stock), then the number of votes per share of Series A Preferred Stock shall be proportionately increased, concurrently with the effectiveness of such stock dividend, stock distribution or subdivision. Otherwise, the Series “A” preferred shares do not participate in any assets or dividends of our company. Each of the four holders of the series “A” preferred shares as described has entered into an agreement with our company (the “Shareholder Agreement”) that stipulates that at any time the holder thereof discontinues acting as an officer or director of our company for any reason whatsoever, whether by mutually agreed upon termination of tenure, dismissal for cause or without cause, etc., the departing director or officer will immediately therewith return to treasury, those series “A” preferred shares issued in the name of said officer or director for cancellation.

On March 14, 2007, we issued 54,955 shares in settlement of outstanding debt in the amount of $21,625. We issued the securities to three non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 7, 2007, we issued 27,743 shares in settlement of outstanding debt in the amount of $20,599. We issued the securities to three non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On May 7, 2007, we issued 1,375,000 shares in settlement of outstanding debt in the amount of $275,000. We issued the securities to one non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 15, 2007, we issued 207,733 shares in settlement of outstanding debt in the amount of $72,707. We issued the securities to two non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 15, 2007, we issued 347,000 units at a price of $0.50 per unit, each unit consists of one share of our common stock only. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On June 25, 2007, we issued 1,375,000 shares in settlement of outstanding debt in the amount of $275,000. We issued the securities to one non U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 28, 2007, we settled a total of $81,000 in debt through a private placement of 324,000 units at a price of $0.25 per unit. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $0.50 per share for a period of two years. We issued the securities to three

non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On June 28, 2007, we issued 1,360,000 units at a price of $0.25 per unit to certain directors of our company. Each unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of our common stock at a price of $0.50 for a period of two years. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On April 27, 2007, we issued 4,800,000 Series A Preferred shares to three of our directors at a price of $0.001 per share. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On April 27, 2007, we granted stock options to certain directors, consultants and employees for the option to purchase an aggregate of 2,750,000 shares of our common stock at an exercise price of $0.50 per share. The options expire as to 2,000,000 on April 27, 2017 and 750,000 on April 27, 2012. The options are subject to vesting provisions as set forth in the stock option agreements dated April 27, 2007. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On April 27, 2007, we granted stock appreciation rights to certain directors, consultants and employees for the right to purchase an aggregate of 2,750,000 shares of our common stock at an exercise price of $0.50 per share. The stock appreciation rights expire as to 2,000,000 on April 27, 2017 and 750,000 on April 27, 2012. The stock appreciation rights are subject to vesting provisions as set forth in the stock appreciation rights agreements dated April 27, 2007. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On April 27, 2007, we granted stock options to certain directors, consultants and employees for the option to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.45 per share, exercisable until April 26, 2008. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On April 27, 2007, we granted stock appreciation rights to certain directors, consultants and employees for the right to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.45 per share, exercisable until April 26, 2008. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number and Exhibit Title

3           Articles of Incorporation and Bylaws

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

10.6         Assignment of Oil, Gas & Mineral Leases (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

10.7        Consulting Agreement dated effective January 1, 2007 with GT Management AG (incorporated by reference from our Current Report on Form 10-QSB filed on May 21, 2007)

10.8        Consulting Agreement dated effective January 1, 2007 with Soumitra Sam Sen (incorporated by reference from our Current Report on Form 10-QSB filed on May 21, 2007)

10.9*        Consulting Agreement dated effective January 1, 2007 among Pluris Energy Group Inc., Pluris Energy Group Inc., a British Virgin Islands company and with Brian Fiddler

10.10        Equity Incentive Plan dated effective July 18, 2007 (incorporated by reference from our Registration Statement on Form S-8 filed on July 18, 2007)

10.11*     Form of Subscription Agreement for Series A Preferred Shares with Soumitra Sam Sen, Timothy Russell, Sacha Spindler and Justin Perryman

10.12*        Form of Subscription Agreement with GT Venture Management, AG, Frontline Capital Corporation, Rasmus Trading, SA and Homeland Enterprises Corp.

10.13*     Form of Subscription Agreement with Justin Perryman and Soumitra Sam Sen

10.14*     Consulting Agreement among Pluris Energy Group Inc., Petrogen, Inc. and KJM Holdings, Inc.

10.15*     Form of Stock Option Agreement with Sacha Spindler, Justin Perryman and Timothy G. Russell

10.16*     Form of Stock Option Agreement with GT Venture Management, AG, Brian Fiddler, Rasmus Trading Inc. and Soumitra Sam Sen

10.17*     Form of Stock Option Agreement with Frontline Capital Corporation

10.18*      Form of Stock Appreciation Rights Agreement with Frontline Capital Corporation, Rasmus Trading Inc., Timothy Russell, GT Venture Management, AG, Sacha Spindler and Justin Perryman

10.19*      Form of Stock Appreciation Rights Agreement with Soumitra Sam Sen

(14)     Code of Ethics

14.1        Code of Business Conduct and Ethics (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2005).

(21)     Subsidiaries

Petrogen, Inc., a Colorado company

Pluris Energy Group Inc., a British Virgin Islands company

31     Section 302 Certifications

31.1        Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2        Section 302 Certification of the Sarbanes-Oxley Act of 2002

32     Section 906 Certification

32.1        Section 906 Certification of the Sarbanes-Oxley Act of 2002

32.2        Section 906 Certification of the Sarbanes-Oxley Act of 2002

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURIS ENERGY GROUP INC.

By: /s/ Sacha H. Spindler

Sacha H. Spindler

CEO, Chairman and Director

Principal Executive Officer

Date: August 17, 2007.

By: /s/ Brian Fiddler

Brian Fiddler

Chief Financial Officer

Principal Financial Officer and

Principal Accounting Officer

Date: August 17, 2007.