Form 10QSB
period 2007-09-30
PLURIS ENERGY GROUP INC
filed 2007-11-14
CIK 1057226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to _____

Commission File Number: 000-25579

PLURIS ENERGY GROUP INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0571853
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

10777 Westheimer, Ste 1100, Houston, TX 77042-3462
(Address of principal executive offices)

Issuer’s telephone number, including area code: (281) 383-9434

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] YES   [   ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Role 12b-2 of the Exchange Act).
[   ] YES   [X] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 12, 2007, there were 24,174,668 shares of the issuer’s common stock issued and outstanding, par value $0.001 and 4,800,000 shares of the issuer’s series A preferred stock issued and outstanding, par value
$0.001.

Transitional Small Business Disclosure Format (check one): [   ] YES   [X] NO

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

PLURIS ENERGY GROUP INC.
(Formerly Petrogen Corp.)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007
(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLURIS ENERGY GROUP INC.
(Formerly Petrogen Corp.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$23,052	$129,440
Restricted cash	35,000	45,000
Accounts receivable	5,560	16,059
Notes receivable (Note 3)	317,028	-
Prepaids and deposits	44,385	34,051

	425,025	224,550

AVAILABLE FOR SALE SECURITIES (Note 4)	-	60,000
FURNITURE AND EQUIPMENT, net of depreciation of $47,178 (2006 - $38,391)	36,898	44,791
PROPERTY HELD FOR SALE
Oil and gas properties, unproved (Note 2)	79,117	1,372,755

	$541,040	$1,702,096

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$964,403	$932,192
Notes payable (Note 5)	166,809	73,620
Loans payable (Note 6)	79,117	856,625
Due to related parties (Note 8)	107,823	154,855

	1,318,152	2,017,292

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 12)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 9)
Preferred stock, $0.001 par value, 100,000,000 shares authorized
4,800,000 (2006 – NIL) shares issued and outstanding	4,800	-
Common stock, $0.001 par value, 250,000,000 shares authorized
24,074,668 (2006 – 16,889,234) shares issued and outstanding	24,075	16,889
Additional paid-in capital	19,352,066	14,689,954
Subscriptions receivable	-	(25,000)
Common stock purchase warrants	48,100	70,404
Deficit accumulated during the exploration stage	(20,206,153)	(15,067,443)

	(777,112)	(315,196)

	$541,040	$1,702,096

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(Formerly Petrogen Corp.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					November 15,
	Three months	Three months	Nine months	Nine months	2001
	ended	ended	ended	ended	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

EXPENSES
Depreciation	3,017	5,225	8,787	13,629	47,178
Financing fees	-	542,750	-	542,750	-
General and administrative	260,418	409,232	496,050	808,410	2,162,663
Interest expense	20,629	24,335	57,366	37,357	289,813
Loss on settlement of debt	-	-	-	-	239,448
Management and consulting fees – (Note 8)	165,400	323,250	526,900	796,250	3,158,161
Management and consulting fees – stock-based	623,315	210,000	2,736,981	413,400	6,179,376
Professional fees	171,121	37,174	405,451	175,971	1,893,227

LOSS FROM OPERATIONS	(1,243,900)	(1,551,966)	(4,231,535)	(2,787,767)	(13,969,866)

OTHER INCOME (EXPENSES)
Interest income	2,028	245	2,028	245	2,028
Non-recurring costs of share exchange	-	-	-	-	(417,800)
Impairment of available for sale securities	(60,000)	-	(60,000)	-	(150,000)

	(57,972)	245	(57,972)	245	(565,772)

LOSS FROM CONTINUING OPERATIONS	(1,301,872)	(1,551,721)	(4,289,507)	(2,787,522)	(14,535,638)

DISCONTINUED OPERATIONS (Note 2)
Results of oil and gas operations, net of taxes	(826,735)	(1,885,948)	(849,203)	(1,949,590)	(5,670,515)

NET LOSS	$(2,128,607)	$(3,437,669)	$(5,138,710)	$(4,737,112)	$(20,206,153)

BASIC AND DILUTED NET LOSS PER
SHARE	$(0.09)	$(0.44)	$(0.26)	$(0.63)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	22,474,721	7,744,751	19,479,549	7,553,404

The accompanying notes are an integral part of these interim consolidated financial statements

PLURIS ENERGY GROUP INC.
(Formerly Petrogen Corp.)
(An Exploration Stage Company)

SCHEDULE “A”CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months		November 15,
	ended	Nine Months	2001(inception)
	September 30,	ended September	to September 30,
	2007	30, 2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(4,289,507)	$(4,737,112)	$(14,535,638)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	8,787	13,629	47,178
- accrued interest receivable	(2,028)	(245)	(2,291)
- accrued interest expense	49,180	29,477	166,758
- loss on settlement of debt	-	-	239,448
- accrued management fees	-	-	84,500
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation	2,736,981	413,400	6,179,376
- expenses paid by the issuance of shares	102,000	665,609	2,205,994
- impairment of available for sale securities	60,000	-	150,000
Changes in operating assets and liabilities
- accounts receivable	-	-	53,941
- prepaids and deposits	(37,538)	6,798	(71,589)
- accounts payable	127,930	(599,359)	1,123,024
- advances payable	-	(43,438)	-
Net cash used in continuing operations	(1,244,195)	(4,251,241)	(3,941,499)
Net cash from (used in) discontinued operations	(31,567)	2,343,902	(1,815,100)
NET CASH USED IN OPERATING ACTIVITIES	(1,275,762)	(1,907,339)	(5,756,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(894)	(28,093)	(84,076)
Pre-reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Proceeds on sale of other investments	-	-	30,000
Net cash from (used in) continuing investing activities	(894)	(28,093)	46,792
Net cash from (used in) discontinued investing activities	486,500	(367,856)	(2,618,447)
NET CASH FROM (USED IN) INVESTING ACTIVITIES	485,606	(395,949)	(2,571,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	505,000	733,410	5,599,450
Proceeds allocated to warrants	18,500	51,804	88,904
Restricted cash	10,000	-	(35,000)
Proceeds from (repayment of) notes payable	127,250	(9,800)	75,404
Proceeds from (repayment of) loans payable	(134,750)	835,000	700,250
Debenture payable	-	-	(138,302)
Loans receivable	-	-	925,000
Cash advances from former related parties	-	-	318,990
Advances from related parties	157,768	34,612	816,610
NET CASH FLOWS FROM FINANCING ACTIVITIES	683,768	1,645,026	8,351,306

NET INCREASE (DECREASE) IN CASH	(106,388)	(658,262)	23,052
CASH, BEGINNING	129,440	817,720	-

CASH, ENDING	$23,052	$159,458	$23,052

Other non-cash transactions: Refer to Note 13.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$11,000	$-	$13,875
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Pluris Energy Group Inc. (formerly Petrogen Corp.) (the “Company” or “Pluris”) was incorporated in the State of Nevada. Effective February 12, 2003 the Company completed the acquisition of Petrogen Inc. (“Petrogen”) by way of a reverse merger and issued 1,400,000 restricted shares of common stock to the shareholders and 60,000 restricted shares of common stock as a finder’s fee resulting in a change in control of the Company.

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

During the third quarter of 2006, the Company changed its principal focus to the acquisition and development of oil and gas properties in Argentina. In August 2006, the Company entered into an agreement to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. Refer to Note 6. As a result of the geographic change in the Company’s focus, the properties in the USA have been or will be listed for sale or otherwise disposed of and accordingly have been classified as discontinued operations since December 31, 2006. Refer to Note 2.

As at September 30, 2007, the Company has a working capital deficiency of $893,127 and has realized significant losses to date. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 – PROPERTY HELD FOR SALE

	December 31,	Activity	December 31,	Activity	September 30,
	2005	in the year	2006	in the period	2007
					(Unaudited)
Oil and Gas Properties, Unproved	$	$	$	$	$
Acquisition costs (proceeds on sale)	868,146	-	868,146	(500,000)	368,146
Exploration costs	1,903,856	761,267	2,665,123	15,204	2,680,327
	2,772,002	761,267	3,533,269	(484,796)	3,048,473

Less accumulated depletion and impairment	121,062	2,039,452	2,160,514	808,842	2,969,356

	2,650,940	(1,278,185)	1,372,755	(1,293,638)	79,117

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 2 – PROPERTY HELD FOR SALE (CONTINUED)

Following a period of poor financial performance and continued losses on its United States oil and gas operations, during 2006 the Company commenced a process to sell its United States oil and gas properties. Accordingly, the results of operations on the United States properties are classified as loss from discontinued operations in the consolidated statements of operations and the assets have been classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 and from November 15, 2001 (inception) to September 30, 2007 for operating activities and investing activities have been separated between continuing and discontinued operations. An impairment charge of $806,943 was recorded in the quarter ended September 30, 2007 to reflect the estimated net realizable value of the Tiller Ranch property as described below.

During the nine months ending September 30, 2007, the Company incurred exploration costs of $15,204 on its properties, sold the Emily Hawes Field and Matagorda Pipeline properties for $500,000, depleted the properties by $165 and impaired the carrying value of remaining properties by $808,487.

The loss from discontinued operations is summarized as follows:

	Nine months	Nine months	November 15, 2001
	ended	ended	(Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007

Revenue - gas sales	$22,618	$299,152	$542,238

Operating Expenses
Depletion	165	11,614	25,643
Financing fees	-	-	871,850
Lease operating expenses	61,296	103,547	359,412
Impairment of oil and gas properties	808,487	-	2,943,334
General and administrative	1,873	247,633	2,012,514

	871,821	362,794	6,212,753

Results of oil and gas operations	$(849,203)	$(63,642)	$(5,670,515)

Emily Hawes Field, Calhoun County, Texas
By agreement dated May 20, 2002 the Company acquired a 95% working interest (“WI”) and 77.5% net revenue interest (“NRI”) in 1,571.5 acres of oil and gas leases located in Calhoun County, Texas. On May 26, 2004 the Company entered into a participation agreement with Nortex Corporation of Texas for a 37.5% WI, and a 29.063% NRI for cash consideration of $66,112. On June 4, 2004 the Company entered into a participation agreement with Darcy Energy, LLC. (“Darcy”) of Texas for a 25% WI, and a 19.375% NRI for cash consideration of $42,680. On September 20, 2004, the Company entered an agreement whereby it purchased a 5% working interest for $3,536 resulting in the Company retaining a total 29.06% NRI of a 37.5% WI in the Emily Hawes Field. On April 1, 2005, the Company entered into a purchase and sale agreement with Nortex Corporation, Danny L. Stephens Interests and Robert W. Kent (“Nortex, et al”), pursuant to which it purchased Nortex, et al’s 37.5% working interests (the “Nortex Interests”) in the Emily Hawes Field for cash consideration of $300,000 plus an additional consideration to accrue and pay any and all costs associated with the Nortex Interests from January 1 to March 31, 2005. On May 25, 2005, the Company entered into a farm-out agreement with an individual investor, pursuant to which the Company sold a 1.5% working interest in the Emily Hawes Field for $150,000. In addition, the Company granted the individual investor 15,000 two year warrants with a fair market value of $18,600 and the option to convert the working interest into shares of restricted common stock for a period of two years. On July 21, 2005, the Company entered into an agreement with Darcy pursuant to which Darcy and the Company had entered into an agreement related to a prescribed to Area of Mutual Interest (AMI) surrounding the Emily Hawes Field, whereby Darcy elected to acquire a 25% interest in the 37.5% working interest the Company purchased from Nortex et al on April 1, 2005. As consideration, Darcy paid to the Company a one time cash payment of $111,005 for receipt of a 9.375% working interest in the Emily Hawes Field, increasing Darcy’s overall working interest to 34.375% . As of December 31, 2006, the Company wrote down the property by $998,679 leaving a carrying cost after depletion of $421,377. On March 8, 2007, the Company completed the sale of its entire 64.125% working interest in the Emily Hawes Field to Darcy for cash proceeds of $421,377. See Matagorda Island Pipeline.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 2 – PROPERTY HELD FOR SALE (CONTINUED)

Matagorda Island Pipeline
On March 30, 2005, the Company entered into a purchase agreement (the “Purchase Agreement”) to purchase the natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas. As consideration for the pipeline the Company agreed to pay $5,000 and issue 35,000 restricted shares of common stock valued at $87,500 and agreed to pay a combined royalty of $0.16 per MCF transmitted through the pipeline up to a total amount of $50,000 and thereafter, pay $0.12 per MCF transmitted through the pipeline, both amounts of which will be payable upon an accrued total of natural gas transmitted through the pipeline of no more than 4 billion cubic feet of natural gas. At December 31, 2006, the Company had capitalized acquisition costs of $92,500 and recorded depletion of $13,877 leaving a net book value of $78,623. On March 8, 2007, the Company completed the sale of its entire interest in the Matagorda Island Pipeline to Darcy for cash proceeds of $78,623.

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

The Company had a receivable from a private company for $180,000 representing $120,000 for the purchase of a 3% WI and $60,000 for operator fees from November 2005 to April 2006. During the year ended December 31, 2006, the Company received 720,000 common shares of this private company at an agreed price of $0.25 per share in settlement of this receivable which have been classified as available-for-sale securities. Refer to Note 4.

In September 2006, the Company entered into an agreement with Petroleum Listing Service (“PLS”) to list Tiller Ranch Field for sale through a competitive bidding process. Currently, the Company is no longer using the services of PLS. At September 30, 2007, the Company has recorded an impairment charge of $806,973 on the capitalized acquisition and development costs of $888,207 and recorded depletion of $2,117 leaving a net book value of $79,117 as a result of the default and subsequent settlement of a collateral note payable. Refer to Notes 6 and 13.

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 3 – NOTES RECEIVABLE

Pursuant to the Company’s Equity Incentive Plan, during the third quarter of 2007 a total of 900,000 stock options were exercised at a price of $.35 per share for proceeds of $315,000 which the Company agreed to loan the optionees. These loans were secured by demand promissory notes bearing interest at 5% per annum. At September 30, 2007 interest of $2,028 has been accrued leaving a balance of $317,028 outstanding.

NOTE 4 –AVAILABLE FOR SALE SECURITIES

During the year ended December 31, 2006, the Company had a receivable from a private company for $180,000 which was settled by the issuance of 720,000 common shares of this private company at an agreed price of $0.25 per share and classified as available for sale securities. During the year ended December 31, 2006, 240,000 shares were sold back to the private company at $0.125 per share for proceeds of $30,000. The remaining 480,000 shares were written down to the estimated recoverable value of $0.125 per share, resulting in a loss of $90,000 during the year ended December 31, 2006. As of September 30, 2007, due to the uncertainty of realization, the Company wrote down the carrying value of the remaining 480,000 shares to NIL.

NOTE 5 – NOTES PAYABLE

Effective July 1, 2005, the Company issued a promissory note in the amount of $70,000 in settlement of an unpaid account payable which is unsecured and due on demand. The note bears interest at 18% per annum. During the nine months ended September 30, 2007, the Company has accrued $3,231 (2006: $8,443) of interest in connection with this note. At September 30, 2007, there is a balance owing of $26,184 (2006: $22,953).

Effective June 1, 2006, the Company issued a promissory note in the amount of $50,000 which is unsecured and due on demand. The note bears interest at 10% per annum. During the nine months ended September 30, 2007, the Company has accrued $2,274 of interest. On June 15, 2007, the Company issued 157,691 common shares at $0.35 per share to retire the outstanding balance of the note, including principal and interest, of $55,192.

Effective December 8, 2006, the Company issued a promissory note in the amount of $23,000 which is unsecured and due on demand. This note bears a fixed interest charge of $2,875 for a total owing of $25,875. At December 31, 2006, the Company had repaid $28,125 leaving a balance owing back to the Company of $2,250. During the nine months ended September 30, 2007, the Company issued three additional promissory notes totaling $65,000 for loans received which are unsecured, due on demand, and bear a fixed interest charge of $8,125 for a total owing of $73,125. At September 30, 2007, the Company had repaid all of the notes plus the accrued and outstanding interest.

During the quarter ending September 30, 2007, the Company issued three promissory notes in the totaling of $125,000 which are unsecured and due on demand. These notes bear a fixed interest charge of $15,625 for a total owing of $140,625 as of September 30, 2007.

NOTE 6 – LOANS PAYABLE

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 6 – LOANS PAYABLE (CONTINUED)

During the nine months ended September 30, 2007, the Company issued an aggregate of 90,272 common shares to the secured parties for the accrued interest outstanding at December 31, 2006 of $21,625, March 31, 2007 of $20,599, and June 30, 2007 of $3,583 and made a partial cash repayment of $134,750 on one of the loans. In September 2007, the remaining note holder converted $75,000 for 375,000 common shares. On September 8, 2007 the Company received a formal demand from the note holder for the remaining principal plus accrued interest. At September 30, 2007, $75,250 (2006: $835,000) is owing plus accrued interest of $3,867 (2006: $21,625). Subsequent to September 30, 2007, the note holder has taken action to secure collateral under a guaranteed security agreement over the assets of the Company’s subsidiary, Petrogen Inc. Refer to Note 13.

NOTE 7 – ACQUISITION OF SAN ENRIQUE PETROLERA S.A.

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

One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. In October of 2006, SEPSA provided the four JV participants to TDF, notification of the Company having won the bid to purchase SEPSA, and under such notification, those JV participants were provided with 30 days to match the Company’s allocation on the TDF property, or pass on their ROFR, thereafter enabling the Company to complete its acquisition of SEPSA, inclusive of all or part of SEPSA’s interests in the TDF property. Prior to the end of that 30 day notification period, two of the four JV participants commenced proceedings against SEPSA in the Argentine Commercial Courts seeking intermediary action pursuant to their rights under the terms of the JV’s ROFR. On March 22, 2007 Pluris was advised by SEPSA that as an outcome to those proceedings, two injunctions were imposed by the Argentina National Commercial Court of Appeals on behalf of Apco Argentina Inc. (“Apco”) and Antrim Energy Inc. (“Antrim”) prohibiting the sale of SEPSA’s shares to Pluris until such time as the ROFR issues between SEPSA, Apco and Antrim are resolved.

As a result of the Injunctions imposed by Apco and Antrim, based upon the confirmation by the National Commercial Court of Appeals of the injunctions, on April 23, 2007, the Company informed SEPSA’s shareholders that they should abstain from selling or disposing in any manner to any third party any of the Shares that SEPSA have undertaken to sell to the Company under the terms of the SPA and that SEPSA should abstain from disposing any of the assets it owned at the time the SPA was signed. In response, SEPSA informed the Company of its unilateral repudiation of the SPA, stating that as an effect of the injunctions imposed by Apco and Antrim, the SPA could be terminated. Terms of the SPA clearly stipulate that any dispute arising under the SPA must be mutually addressed between the Company and SEPSA through the International Chamber of Commerce, Paris, France. Therefore, the Company commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (the “ICC”), requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect and to award damages incurred by the Company. The Company believes that the ROFR issues, the injunctions and the arbitral proceedings will be resolved, however, there are no clear indications at this time as to how long of a process the arbitral proceedings between SEPSA and the Company will take, nor does the Company know what the outcome of those proceedings will be. The Company believes that the issues pertaining to and being sought for resolution through the arbitral proceedings between SEPSA and the Company will be resolved, and that completion of the acquisition of SEPSA by the Company will occur.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 7 – ACQUISITION OF SAN ENRIQUE PETROLERA S.A. (CONTINUED)

The Company has currently suspended the offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument (the “Bonds”) pursuant to which the capital raised was to be utilized to close the acquisition of SEPSA and finance the acquisition of a possible additional international revenue producing oil and gas opportunity similar to SEPSA. To date, no proceeds have been accepted from this offering. If and when the legal issues surrounding SEPSA have been resolved or at a time when the Company establishes rights to purchase a similar revenue producing asset base to that of SEPSA, the Company will consider reestablishing its offering of the Bonds.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007, management fees of $270,000 (2006: $51,750) were incurred to a private company controlled by a director and officer of the Company. The Company is committed to pay this party $30,000 in management fees per month. In May 2007, this director and officer converted $3,000 of unpaid fees into 3,000,000 Series A preferred shares. In June 2007, this director and officer converted $140,000 of unpaid fees into a private placement consisting of 560,000 units at $0.35 per unit. At September 30, 2007 this party is owed $20,423 by the Company (December 31, 2006: $105,162 was owed by the Company). The agreement with this party can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement.

During the nine months ended September 30, 2007, consulting fees of $7,900 (2006: $18,000) were incurred to a director of the Company. In May 2007, this director converted $200 of unpaid fees into 200,000 Series A preferred shares. At September 30, 2007, this director is owed $NIL (December 31, 2006: $1,000) for unpaid fees. On August 22, 2007, this director resigned, no severance fees were paid and none are owed.

During the nine months ended September 30, 2007, management fees of $162,000 (2006: $30,000) were incurred to an officer of the Company. In May 2007, this officer converted $1,200 of unpaid fees into 1,200,000 Series A preferred shares. In June 2007, this officer converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.35 per unit. At September 30, 2007, this officer is owed $79,300 (December 31, 2006: $20,500) for management fees. The Company is committed to pay this officer $18,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this officer severance of 6 months of monthly fees within 10 business days of the termination date.

During the nine months ended September 30, 2007, management fees of $49,500 (2006: $14,500) were incurred to an officer of the Company. At September 30, 2007, this officer is owed $7,500 (December 31, 2006: $NIL) for management fees due. The Company is committed to pay this officer $5,500 in management fees per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the nine months ended September 30, 2007, consulting fees of $7,500 (2006: $30,000) were incurred to a relative of a director of the Company. In June 2007, this consultant converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.35 per unit. At September 30, 2007, this individual is owed $NIL (December 31, 2006: $22,500) for consulting fees due. This consulting agreement expired on March 31, 2007 and no further fees are due.

During the nine months ended September 30, 2007, consulting fees of $6,000 (2006: $NIL) plus a bonus of $45,000 were incurred to a director of the Company. In May 2007, this director converted $400 of unpaid fees into 400,000 Series A preferred shares. In June 2007, this director converted $45,000 of unpaid fees into a private placement consisting of 180,000 units at $0.35 per unit. At September 30, 2007, this director is owed $600 (December 31, 2006: $NIL) for unpaid fees. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in Note 9.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 9 – CAPITAL STOCK

Preferred Shares

In May 2007, two directors, a director and officer and another officer converted $4,800 of unpaid fees into 4,800,000 Series A, $0.001 par value, preferred shares. Each preferred share will have 10 votes, whereas each common share has only one vote. In the event the Company at any time or from time to time after the original date of issuance of the Series A Preferred Stock shall declare or pay any dividend or make any other distribution on the Corporation’s common stock payable in common stock or effect a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock), then the number of votes per share of Series A Preferred Stock shall be proportionately increased, concurrently with the effectiveness of such stock dividend, stock distribution or subdivision. Otherwise, the Series “A” preferred shares do not participate in any assets or dividends of the Company. Each of the four holders of the series “A” preferred shares as described have entered into an agreement with the Company (the “Shareholder Agreement”) that stipulates that at any time the holder thereof discontinues acting as an officer or director of the Company for any reason whatsoever, whether by mutually agreed upon termination of tenure, dismissal for cause or without cause, etc., the departing director or officer will immediately therewith return to treasury, those series “A” preferred shares issued in the name of said officer or Director for cancellation. See Note 8.

Common Shares

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

During the year ended December 31, 2006, the Company issued 10,314,534 common shares as follows: 6,000,000 escrow common shares at par value of $.001 under the PSIP 2006 (refer to Note 10); 572,008 common shares for subscriptions received in 2005 for proceeds of $848,262; 2,040,397 common shares for subscriptions received in 2006 for proceeds of $727,992; 1,232,060 common shares for the exercise of stock options for proceeds of $710,224 of which $150,224 was utilized to off-set debt owing to a director and to another related party and $350,000 was utilized to off-set management bonuses; 196,174 common shares for the exercise of warrants for proceeds of $441,390; 95,395 common shares for the settlement of debt of $184,086 of which $89,000 was utilized to off-set debts owing to a director and to an officer; 163,500 common shares to certain officers, directors and consultants for bonuses totalling $330,650; and 15,000 common shares valued at $59,250 under a termination agreement.

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 9 – CAPITAL STOCK (CONTINUED)

Common Shares

During the nine months ended September 30, 2007, the Company issued an aggregate of 7,185,434 common shares as follows: 90,272 common shares for accrued loan interest of $45,807, 3,125,000 common shares on the conversion of three convertible notes valued at $625,000, 207,733 common shares for the settlement of $72,707 of debt, 1,578,429 commons shares from three private placements for cash proceeds of $498,500, 1,184,000 common shares from a private placement for non cash proceeds of $296,000 which was received from the conversion of unpaid consulting, officer and director fees, 900,000 common shares for the exercise of stock options for notes receivable of $315,000 (Note 3), and 100,000 commons shares for services of $57,000.

The four private placements are detailed as follows. The first offering was for 347,000 units at $0.50 per unit for cash proceeds of $173,500, each unit consisting of one common share only. The second offering is for 1,684,000 units at $0.25 per unit for proceeds of $421,000 of which $125,000 was received in cash and $296,000 was from the conversion of $81,000 in unpaid consulting fees and $215,000 in unpaid director and officer fees. Each unit consists of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $0.50 for two years. The third offering was for 560,000 units at $0.25 per unit for cash proceeds of $140,000, each unit consisting of one common share only. The fourth offering was for 171,429 units at $0.35 per unit for cash proceeds of $60,000, each unit consists of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $0.70 for one year..

The Company has estimated the fair value of the attached warrants to be 10% of the private placement proceeds. Three of the private placements had warrants attached and the total proceeds from these private placements were $481,000; 10% or $48,100 was allocated to the 1,855,429 warrants granted.

Warrants

A summary of the Company’s warrants outstanding and the changes for 2007 and 2006 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2005	761,400	$2.25
Issued	291,549	4.46
Exercised / Cancelled / Expired	(746,400)	-

Balance, December 31, 2006	306,549	4.32	0.09 years
Issued	1,855,429	0.52
Exercised / Cancelled / Expired	(306,549)	-

Balance September 30, 2007	1,855,429	$0.52	1.66 years

The 1,855,429 warrants are exercisable as follows; 1,684,000 warrants at $0.50 per share until June 28, 2009, 71,429 warrants at $0.70 per share until July 25, 2008 and 100,000 warrants at $0.70 per share until July 11, 2008.

NOTE 10 – STOCK OPTION PLANS

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 10 – STOCK OPTION PLANS (CONTINUED)

During the nine months ended September 30, 2007, the Company granted a total of 4,615,000 stock options to directors, officers and consultants of the Company at exercise prices ranging from $0.35 - $0.57 per common share with expiry dates ranging from April 26, 2008 to April 26, 2017. Of these stock options 3,735,000 vested and 880,000 vest over a one year period. The Company estimated the fair value of the 4,615,000 stock options granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 4.87% and an expected volatility of 116% - 117% resulting in a stock-based compensation expense of $1,678,700 of which $1,459,382 was expensed to September 30, 2007 and the remaining $219,318 will be expensed on vesting.

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

Effective July 18, 2007, the Company adopted an “Equity Incentive Plan” (the “EIP”), the maximum aggregate number of shares of Common Stock that may be issued and sold under all Awards granted under the Plan shall be equal to 20% of the issued and outstanding common stock (on a fully diluted basis). To date the Company has registered 2,000,000 common shares under a Form 8 Registration Statement filed with the United States Securities and Exchange Commission.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 10 – STOCK OPTION PLANS (CONTINUED)

A summary of the options outstanding is as follows:

						Weighted Average
	Number of		Exercise		Weighted Average	Remaining	Aggregate
	Options	Date of Issue	Price	Expiry Date	Exercise Price	Contractual Life	Intrinsic Value

Outstanding, December 31, 2005	1,026,055				$2.20	4.47 years

Granted during the period	140,000	01-Jan-06	1.50	01-Jan-07
	1,000,000	22-Sep-06	0.35	22-Sep-11

Exercised during the period	(140,000)		1.50	07-Mar-06
	(40,777)		1.25	10-Sep-06
	(13,222)		1.25	04-Mar-14
	(6,000)		1.25	04-Mar-14
	(20,000)		1.50	22-Jul-14
	(12,060)		3.75	22-Jul-14
	(100,000)		0.35	22-Sep-11

Expired/cancelled during the period	(77,600)		2.50	12-Feb-06
	(60,000)		2.50	10-Sep-06
	(29,067)		3.75	10-Sep-06
	(120,000)		1.25	01-Nov-08
	(112,000)		1.25	01-Nov-13

Outatanding, December 31, 2006	535,329				$2.51	4.30 years

Expired/cancelled during the period	(28,080)		1.25	04-Mar-07
	(98,532)		2.50	04-Mar-07
	(75,000)		3.75	04-Mar-07
	(14,777)		1.25	04-Mar-14
	(14,000)		1.25	04-Mar-14
	(40,000)		2.50	04-Mar-14
	(7,940)		3.75	22-Jul-14
	(20,000)		5.00	22-Jul-14
	(45,000)		2.50	1-Jul-15

Granted during the period	300,000	27-Apr-07	0.45	26-Apr-08
	2,000,000	27-Apr-07	0.50	26-Apr-17
	750,000	27-Apr-07	0.50	26-Apr-12
	250,000	01-Jul-07	0.50	26-Apr-12
	45,000	01-Sep-07	0.35	31-May-08
	120,000	01-Aug-07	0.57	31-Jul-10
	900,000	19-Jul-07	0.35	19-Jul-12
	60,000	24-Jul-07	0.57	31-Jul-10
	100,000	22-Aug-07	0.35	21-Aug-08
	90,000	01-Sep-07	0.45	30-Aug-08

Exercised during the period	(900,000)		0.35	19-Jul-12

Outstanding, September 30, 2007	3,907,000				$0.50	7.07 years	$2,900

Exercisable, September 30, 2007	3,354,500						$2,900

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 10 – STOCK OPTION PLANS (CONTINUED)

A summary of the status of the Company’s unvested shares as of September 30, 2007, and changes during the nine-month period ended September 30, 2007, is presented below:

		Weighted-
		Average
	Number of	Grant-Date
Unvested shares	Shares	Fair Value
Unvested at January 1, 2007	-	$-
Granted	4,615,000	0.46
Vested	4,062,500	0.51
Unvested at September 30, 2007	552,500	$0.47

NOTE 11 – STOCK APPRECIATION RIGHTS

The Company has authorized the granting of stock appreciation rights (“SAR”). A SAR can be awarded to directors, officers, and consultants that entitle these grantees to receive cash or shares of common stock, or a combination of both, with each right having a value on the date the stock appreciation right is exercised equal to the excess of the market value of a share of common stock at the time of exercise over the base price per share set forth on the grant date.

During the first nine months of 2007, the Company granted 3,885,000 SARs to directors, officers and consultants of the Company at exercise prices ranging from $0.35 - $0.50 per right with expiry dates ranging from April 26, 2008 to July 19, 2017. Of these SARs 3,185,000 vested immediately and 700,000 vest quarterly over a one year period. The Company estimated the fair value of the 3,885,000 SARs granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 4.87% and an expected volatility of 116% - 117% resulting in a stock-based compensation expense of $1,412,500of which $1,277,599 was expensed to September 30, 2007 and the remaining $134,901 will be expensed on vesting.

A summary of the stock appreciation rights is as follows:

	Number of	Date of	Exercise		Weighted Average	Weighted Average	Aggregate
	SAR	Issue	Price	Expiry Date	Exercise Price	Remaining Contractual Life	Intrinsic Value

Balance, December 31, 2006	-

Granted during the period	300,000	27-Apr-07	0.45	26-Apr-08
	2,000,000	27-Apr-07	0.50	26-Apr-17
	750,000	27-Apr-07	0.50	26-Apr-12
	250,000	01-Jul-07	0.50	26-Apr-12
	45,000	01-Sep-07	0.35	31-May-08
	250,000	19-Jul-07	0.35	19-Jul-12
	200,000	19-Jul-07	0.35	19-Jul-17
	90,000	01-Sep-07	0.45	30-Aug-08

Balance, September 30, 2007	3,885,000				$0.48	6.74 years	$9,900

Exercisable, September 30, 2007	3,472,500				$0.47	7.00 years	$9,900

NOTE 12 – CONTINGENCIES AND COMMITMENTS

The Company operates in the field of oil and gas exploration and is therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.

On April 16, 2007, the Company commenced a Declatory Action and Tortuous Interference litigation against William J. Tiller, Kathryn Tiller Lawson and David Tiller (the “Tillers, et al”) in the District Court, Jim Wells County, Texas in response to the Tillers, et al attempting to repudiate the terms of the Tiller Leases. This litigation was settled between the Company and the Tiller et al, whereby the Company was provided an extension upon the lease for an additional eight month term to April 15, 2008.

On April 30, 2007, the Company commenced an arbitral action against SEPSA through the ICC requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to the Company 100% of the shares of SEPSA and to award damages incurred by the Company. Refer to Note 7.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 12 – CONTINGENCIES AND COMMITMENTS (CONTINUED)

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

On July 1, 2007, the Company entered into a five-year-term management consulting agreement. The agreement provides for a signing bonus of $20,000, the issuance of 100,000 shares of unrestricted common stock and a monthly remuneration of $10,000. The Company has the right to terminate the agreement without cause by providing 30 days written notice.

NOTE 13 – SUBSEQUENT EVENTS

On October 1, 2007, the Company granted one director 100,000 incentive stock options at an exercise price of $0.25 per share expiring on October 1, 2008, these stock options were exercised on October 16, 2007.

On September 10, 2007, the Company received a demand notice (the “Demand”) for the immediate payment of a Senior Secured Convertible Note (the “Note”) in the amount of $75,000 plus accrued interest. The Note carries a guaranteed security agreement (“GSA”) over the assets of one of the Company’s subsidiaries, Petrogen, Inc. (“Petrogen”) as collateral to the GSA. Petrogen defaulted under the Note, whereby the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation under the Note. The Note Holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 the Company and Petrogen consented to the proposal, also required under the statute. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen.; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors, as described under TEXAS BUSINESS & COMMERCE CODE §9.622. The collateral is now the Note Holders property. Petrogen no longer owns any assets in the United States and as such, will be preparing Petrogen, Inc. for wind-up and dissolution.

The Company intends to carry on all future business in the oil and gas sector pursuant to its mandate to develop operated and non-operated working interests in producing and exploration properties in South America, and currently, Argentina through its wholly owned operating subsidiary, Pluris Energy Group Inc., British Virgin Islands.

NOTE 14 – OTHER NON-CASH TRANSACTIONS

During the nine months ended September 30, 2007, the Company issued 90,272 common shares for accrued loan interest of $45,807, issued 3,125,000 common shares for the conversion of two convertible notes valued at $625,000, issued 207,733 common shares for the settlement of $72,707 of debt, issued 1,184,000 common shares for a private placement for non-cash proceeds of $296,000 which is the aggregate of $81,000 in unpaid consulting fees and $215,000 in unpaid director and officer fees, issued 900,000 common shares for the exercise of stock options for non cash proceeds of $315,000 and issued 100,000 common shares for services valued at $57,000.

During the nine months ending September 30, 2006, the Company issued 1,092,060 common shares for the exercise of stock options for non cash proceeds of $500,224; 65,272 common shares for the settlement of debt of $162,624; 113,500 common shares to certain officers, directors and consultants for bonuses totalling $311,750; and 15,000 common shares valued at $59,250 under a termination agreement.

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

The purpose of increasing our authorized capital to 250,000,000 shares of common stock is to optimize the long term future growth potential of our organization on a share structure basis without requiring additional shareholder approvals to enable for the long term expansion of our business mandate. Specifically this will provide for other equity financing requirements we may have for the long term as well as for the development, expansion and additional acquisition of international oil and gas properties and bio-energy business opportunities that fit within our mandated business objectives.

Our executive office is located at 10777 Westheimer, Ste 1100, Houston, TX 77042-3462 and our telephone number is 281.383.9434.

Description of Business

We are an independent energy company specializing in the development of international and domestic business opportunities including, but not limited to, the acquisition, exploration and development of oil and natural gas properties and the acquisition and development of bio-energy business opportunities in South America; primarily in the region of Argentina. We currently also have oil and gas development interests in the Texas Gulf Coast of the United States. We are, together with our wholly owned subsidiaries, Petrogen, Inc. (“Petrogen”) and Pluris BVI, a junior domestic upstream and midstream oil and natural gas and bio-energy development and production company focused on acquiring, developing, producing and refining oil and natural gas reserves in South American high impact hydrocarbon rich areas and acquiring interests in South American bio-energy business ventures. Our core business strategy was refined in mid-2006 to acquire non-operated and operated working interests in oil and gas fields and to acquire interests in bio-energy business development opportunities throughout South America and particularly Argentina that display significant hydrocarbon reserves and development and expansion opportunities in both the traditional fossil fuels and new bio-energy fuels business sectors that can provide high yield returns on income opportunities in the energy industry for our shareholders.

Argentina

On August 18, 2006, our company entered into a share purchase agreement (the “SPA”) with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. The SEPSA acquisition marks our first step in engaging its newly mandated business plans to acquire a working interest in producing oil and gas properties located in Argentina’s hydrocarbon regions. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. In order to secure the rights to purchase SEPSA, an Escrow Agreement (the “Escrow”) was entered into among our company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby we issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of Pluris Energy Group Inc., which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and our company. In the event that the Bond is transferred from our company to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of our company at our company’s discretion. This Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA.

One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. In October of 2006, SEPSA provided the four JV participants to TDF, notification of our company having won the bid to purchase SEPSA, and under such notification, those JV participants were provided with 30 days to match our company’s allocation on the TDF property, or pass on their ROFR, thereafter enabling us to complete our acquisition of SEPSA, inclusive of all or part of SEPSA’s interests in the TDF property. Prior to the end of that 30 day notification period, two of the four JV participants commenced proceedings against SEPSA in the Argentine Commercial Courts seeking intermediary action upon their rights under the terms of the JV’s ROFR. On March 22, 2007 we were advised by SEPSA that as an outcome to those proceedings, two injunctions were imposed by the Argentina National Commercial Court of Appeals on behalf of Apco Argentina Inc. (“Apco”) and Antrim Energy Inc. (“Antrim”) prohibiting the sale of SEPSA’s shares to our company until such time as the ROFR issues between SEPSA, Apco and Antrim are resolved.

As a result of the Injunctions imposed by Apco and Antrim, based upon the confirmation by the National Commercial Court of Appeals of the injunctions, on April 23, 2007, we informed SEPSA’s shareholders that they should abstain from selling or disposing in any manner to any third party any of SESPA’s shares that SEPSA has undertaken to sell to our company under the terms of the SPA and that SEPSA should abstain from disposing any of the assets it owned at the time the SPA was signed. In response, SEPSA informed our company of its unilateral repudiation of the SPA, stating that as an effect of the injunctions imposed by Apco and Antrim, certain terms of the SPA were triggered, rendering the SPA terminated. Terms of the SPA clearly stipulate that any dispute arising under the SPA must be mutually addressed between our company and SEPSA through the International Chamber of Commerce, Paris, France. Therefore, we commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (the “ICC”), requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect and to award damages incurred by our company. Currently, our company has filed with the ICC an extended claim comprising damages for loss of revenues from June 30, 2006, loss of asset value increases due to publicly reported reserve increases and commodity price increases and loss of out of pocket expenses. We believe that the ROFR issues, the injunctions and the arbitral proceedings will be resolved, however, there are no clear indications at this time as to how long of a process the arbitral proceedings between SEPSA and our company will take, how long the dispute between SEPSA, Apco and Antrim will continue, nor do we know what the outcome of those proceedings amongst all the parties involved with SEPSA will be. We believe that the issues pertaining to and being sought for resolution through the arbitral proceedings between SEPSA and our company will be resolved, however, and that completion of the acquisition of SEPSA by our company will occur.

We have recently chosen to suspend the placement schedule related to our offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument (the “Bonds”) until such time as the outcome of the ROFR issues, injunctions and arbitral proceedings are clear, pursuant to which we will consider recommencing the offering wherein the capital raised will be used to close the acquisition of SEPSA and finance the acquisition of additional international revenue producing oil and gas assets located in South America. To date, no proceeds have been accepted from this offering and therefore, we have no current payment burdens associated with the offering. When the legal issues surrounding SEPSA have been resolved or at a time when we are able to enter into a new business opportunity agreement that establish our rights to purchase a similar revenue producing asset base to that of SEPSA, we will consider re-establishing offering of the Bonds.

United States

On September 10, 2007, we received a demand notice (the “Demand”) for the immediate payment of a Senior Secured Convertible Note (the “Note”) in the amount of $75,000 plus accrued interest. The Note carried a guaranteed security agreement (“GSA”) over the assets of one of our subsidiaries, Petrogen, Inc. (“Petrogen”) as collateral to the GSA. Due to the financial circumstances of Petrogen at the time of receipt of the Demand; the Note could not be repaid. After Petrogen’s default under the Note, the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation to the Note Holder. The Note Holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 our company and Petrogen consented to the proposal, also required under the statute. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen.; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors. The collateral is now the Note Holder’s property. In this regard, Petrogen no longer owns any assets in the United States and as such, will be preparing Petrogen, Inc. for wind-up and dissolution.

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

MANAGEMENT DISCUSSION AND PLAN OF OPERATIONS

You should read the following discussion of our financial condition and plan of operations together with the interim unaudited financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

For the three month period ended September 30, 2007 and September 30, 2006

Our losses from continuing operations for the three month period ended September 30, 2007 were approximately $1,301,872 compared to $1,551,721 for the three month period ended September 30, 2006 (a decrease of $249,849 or 16.1%) . We incurred operating expenses of $1,243,900 (2006: $1,551,966) consisting of $3,017 (2006: $5,225) in depreciation, $Nil (2006: $542,750) in financing fees, $260,418 (2006: $409,232) in general and administrative expenses, $20,629 (2006: $24,335) in interest expense, $165,400 (2006: $323,250) in management and consulting fees – related party, $623,315 (2006: $210,000) in stock based compensation and $171,121 (2006: $37,174) in professional fees.

For the three month period ended September 30, 2007, we incurred expenses from discontinued operations of approximately $826,735 compared to expenses from discontinued operations of $1,885,948 for the three month period ended September 30, 2006 (a decrease of $1,059,213 or 56.2%) .

General and administrative expenses were $260,418 for the three month period ended September 30, 2007 compared to $409,232 for the three month period ended September 30, 2006 (a decrease of $148,814 or 36.4%) . The decrease in general and administrative expenses was due to the decrease in consulting fees. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs.

Stock based compensation was $623,315 for the three month period ended September 30, 2007 compared to $210,000 for the three month period ended September 30, 2006 (an increase of $413,315 or 197%). The increase in stock based compensation expense was due to the granting of 1,565,000 stock options and 835,000 stock appreciation rights.

Professional fees were $171,121 for the three month period ended September 30, 2007 compared to $37,174 for the three month period ended September 30, 2006 (an increase of $133,947 or 360.3%) . The increase in professional fees was due to the increased legal expense from the San Enrique arbitration action.

Our net loss for the three month period ended September 30, 2007 was $2,128,607 or $0.09 per share compared to a net loss of $3,437,669 or $0.44 per share for the three month period ended September 30, 2006. The weighted average number of shares outstanding was 22,474,721 at September 30, 2007, compared to 7,744,751 at September 30, 2006.

For the nine month period ended September 30, 2007 and September 30, 2006

Our losses from continuing operations for the nine month period ended September 30, 2007 were approximately $4,289,507 compared to $2,787,522 for the nine month period ended September 30, 2006 (an increase of $1,501,985 or 53.9%) . We incurred operating expenses of $4,231,535 (2006: $2,787,767) consisting of $8,787 (2006: $13,629) in depreciation, $496,050 (2006: $808,410) in general and administrative expenses, $Nil (2006: $542,750) in financing fees, $57,366 (2006: $37,357) in interest expense, $526,900 (2006: $796,250) in management and consulting fees – related party, $2,736,981 (2006: $413,400) in stock based compensation and $405,451 (2006: $175,971) in professional fees.

For the nine month period ended September 30, 2007, we incurred expenses from discontinued operations of approximately $849,203 compared to expenses from discontinued operations of $1,949,590 incurred for the nine month period ended September 30, 2006 (a decrease of $1,100,387 or 56.4%) . The results of oil and gas operations for the nine month period ended September 30, 2007 consisted of: (i) $22,618 (2006: $299,152) in gas sales (ii) $165 (2006: $11,614) in depletion, (iii) $61,296 (2006: $103,547) in lease operating expenses, (iv) $808,487 (2006: $Nil) from the impairment of oil and gas properties and, (v) $1,873 (2006: $247,633) in general and administrative expenses.

General and administrative expenses were $496,050 for the nine month period ended September 30, 2007 compared to $808,410 for the nine month period ended September 30, 2006 (a decrease of 312,360 or 38.6%) . The decrease in general and administrative expenses was due to the decrease in consulting fees. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs.

Stock based compensation was $2,736,981 for the nine month period ended September 30, 2007 compared to $413,400 for the nine month period ended September 30, 2007 (an increase of $2,323,581 or 562.1%) . The increase was due to the granting of 4,615,000 stock options and 3,885,000 stock appreciation rights.

Professional fees were $405,451 for the nine month period ended September 30, 2007 compared to $175,971 for the nine month period ended September 30, 2007 (an increase of $229,480 or 130.4%) . The increase in professional fees was due to the increased legal expense from the San Enrique arbitration action.

Our net loss for the nine month period ended September 30, 2007 was $5,138,710 or $0.26 per share compared to a net loss of $4,737,112 or $0.63 per share for the nine month period ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at September 30, 2007

As at September 30, 2007, our current assets were $425,025 and our current liabilities were $1,318,152, resulting in working capital deficit of $893,127. As at September 30, 2007, current assets were comprised of: (i) $23,052 in cash; (ii) $35,000 in restricted cash; (iii) $5,560 in accounts receivable; (iv) $317,028 in notes receivable and (v) $44,385 in prepaids and deposits.

As at September 30, 2007, our total assets were $541,040 comprised of: (i) $425,025 in current assets; (ii) $79,117 in unproved oil and gas properties available for sale (net of depletion); and (iii) $36,898 in furniture and equipment (net of depreciation). The decrease in total assets at September 30, 2007 from the period ended December 31, 2006 was primarily due to the sale of the Emily Hawes Field and the Matagorda Island Pipeline to Darcy Energy, LLP for cash proceeds of $500,000 and the $808,487 impairment of the Tiller Ranch property.

As at September 30, 2007, current liabilities were comprised of: (i) $964,403 in accounts payable and accrued liabilities; (ii) $166,809 in notes payable; (iii) $79,117 in loans payable; and (iv) $107,823 due to related parties.

As at September 30, 2007, our total liabilities were $1,318,152, all consisting of current liabilities. The decrease in total liabilities at September 30, 2007 compared to the period ended December 31, 2006 was due primarily to the substantial repayment of loans payable and related party debt.

Stockholders' deficit increased from ($315,196) at December 31, 2006 to ($777,112) at September 30, 2007.

For the nine month period ended September 30, 2007, net cash used in continuing operations was $1,244,195 compared to net cash used in continuing operations of $4,251,241 for the nine month period ended September 30, 2006. Net cash used in continuing operations for the nine month period ended September 30, 2007 was comprised of a net loss from continuing operations of $4,289,507 (2006: $4,737,112) and adjusted primarily by stock based compensation of $2,736,981 (2006: $413,400).

For the nine month period ended September 30, 2007, net cash used in discontinued operations was $31,567 compared to net cash from discontinued operations of $2,343,902 for the nine month period ended September 30, 2006 resulting in net cash used in operating activities of $1,275,762 (2006: $1,907,339).

Net cash used in continuing investing activities for the nine month period ended September 30, 2007 was $894 compared to net cash used in continuing investing activities of $28,093 for the nine month period ended September 30, 2006. The net cash used in continuing investing activities during the period ended September 30, 2007 was primarily from the purchase of furniture and equipment.

For the nine month period ended September 30, 2007, net cash from discontinued investing activities was $486,500 compared to net cash used in discontinued investing activities of ($367,856) for the nine month period ended September 30, 2006 resulting in net cash from investing activities of $485,606 (2006: ($395,949)). The change in net cash from investing activities for the period ended September 30, 2007 was primarily the result from the sale of the Emily Hawes Field and Matagorda Island Pipeline to Darcy Energy, LLP for cash proceeds of $500,000.

Net cash flows from financing activities for the nine month period ended September 30, 2007 was $683,768 compared to net cash flows from financing activities of $1,645,026 for the nine month period ended September 30, 2006. The net cash flow from financing activities for the nine month period ended September 30, 2007 was primarily comprised of: (i) $505,000 (2006: $733,410) in proceeds on sale of common stock including subscriptions received; (ii) $18,500 (2006: $51,804) in warrants; (iii) $10,000 (2006: $Nil) in restricted cash; (iv) $127,250 (2006: ($9,800)) in proceeds from notes payable; (v) ($134,750) (2006: $835,000 in proceeds from loans payable) in repayments of loans payable; and (vi)

$157,768 (2006: $34,612) in advances from related parties. The decrease in net cash from financing activities for the period ended September 30, 2007 was primarily the result of net effect of a decrease in the amount of proceeds received from sale of common stock including subscriptions received and the repayment of loans payable for the nine month period ended September 30, 2007.

Cash Requirements

Over the next twelve months we intend to acquire oil and gas properties in Argentina. We anticipate that we will incur the following costs and operating expenses over the next twelve months, excluding the acquisition costs related to our acquisition of San Enrique Petrolera S.A., as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$750,000
Mineral exploration expenses and holding costs	3,000,000
Professional fees	400,000
Investor relations	500,000
Rent, utilities and insurance	100,000
Other general administrative expenses	250,000
Total	$5,000,000

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

We have historically incurred losses, and through September 30, 2007 have incurred losses of $20,206,153 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. However, previously unvested stock options outstanding as of December 31, 2005 were cancelled January 1, 2006; therefore no compensation expense under SFAS No. 123R with respect to unvested stock options was recorded during the first quarter of 2006.

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

In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $14,535,638 from inception to September 30, 2007 and incurred losses from discontinued operations totaling approximately $5,670,515 for the same period. As of September 30, 2007, we had an accumulated deficit of $20,206,153 and a working capital deficit of $893,127. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company. Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted, no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of November 12, 2007, we have 24,174,668 shares of common stock issued and outstanding. There are 13,144,887 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of September 30, 2007, there are an aggregate of 3,907,000 stock options, 3,885,000 stock appreciation rights and 1,855,429 warrants outstanding.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

As of July 3, 2007, our board of directors authorized and approved the adoption of Equity Incentive Plan for the registration of up to 2,000,000 common shares of our company for the purposes of issuing incentive stock options to consultants of our company.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our company’s president and chief financial officer.

Based on this evaluation, our company’s president and chief financial officer have concluded that our disclosure controls and procedures as at September 30, 2007 were not effective to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In light of the conclusion that our company's disclosure controls and procedures were ineffective as of September 30, 2007, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report. Accordingly, management believes, based on its knowledge, that (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

On April 16, 2007, we commenced a Declatory Action and Tortuous Interference litigation against William J. Tiller, Kathryn Tiller Lawson and David Tiller (the “Tillers, et al”) in the District Court, Jim Wells County, Texas in response to the Tillers, et al attempting to repudiate the terms of the Tiller Leases. We recently settled this litigation whereby the Tillers, et al provide to our company, an eight month extension under the Tiller Ranch Lease.

On April 30, 2007, we commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (“ICC”) requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to us, 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect; and to award damages incurred by us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We granted stock options to certain directors, consultants and employees for the option to purchase an aggregate of 1,565,000 shares of our common stock as follows:

Number of Options	Date of Issuance	Exercise Price	Expiry date
250,000	July 1, 2007	$0.50	April 26, 2012
45,000	September 1, 2007	$0.35	May 31, 2008
120,000	August 1, 2007	$0.57	July 31, 2010
900,000	July 19, 2007	$0.35	July 19, 2012
60,000	July 24, 2007	$0.57	July 31, 2010
100,000	August 22, 2007	$0.35	August 21, 2008
90,000	September 1, 2007	$0.45	August 30, 2008

The options are subject to vesting provisions as set forth in the stock option agreements of various dates between our company and the respective optionees. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

We granted stock appreciation rights to certain directors, consultants and employees for the right to purchase an aggregate of 835,000 shares of our common stock as follows:

Number of SARs	Date of Issuance	Exercise Price	Expiry date
250,000	July 1, 2007	$0.50	April 26, 2012
45,000	September 1, 2007	$0.35	May 31, 2008
250,000	July 19, 2007	$0.35	July 19, 2012
200,000	July 19, 2007	$0.35	July 19, 2017
90,000	September 1, 2007	$0.45	August 30, 2008

The stock appreciation rights are subject to vesting provisions as set forth in the stock appreciation rights agreements of various dates between our company and the respective recipients of the SARs. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

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

10.6	Assignment of Oil, Gas & Mineral Leases (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

10.7	Consulting Agreement dated effective January 1, 2007 with GT Management AG (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.8	Consulting Agreement dated effective January 1, 2007 with Soumitra Sam Sen (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.9	Consulting Agreement dated effective January 1, 2007 with Brian Fiddler (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.10	Equity Incentive Plan dated effective July 18, 2007 (incorporated by reference from our Registration Statement on Form S-8 filed on July 18, 2007)

10.11

Form of Subscription Agreement for Series A Preferred Shares with Soumitra Sam Sen, Timothy Russell, Sacha Spindler and Justin Perryman (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.12	Form of Debt Settlement Agreement with Peter Jensen and Devlin Jensen Law Firm (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.13

Form of Subscription Agreement with GT Venture Management, AG, Frontline Capital Corporation, Rasmus Trading, SA, Justin Perryman, Soumitra Sam Sen and Homeland Enterprises Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.14	Consulting Agreement with KJM Capital Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.15

Form of Stock Option Agreement with Frontline Capital Corporation, KJM Capital Corporation, Alison M. Muir, Rasmus Trading Inc., Soumitra Sam Sen, Timothy G. Russell, GT Venture Management, AG, Sacha Spindler and Justin Perryman (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.16

Form of Stock Appreciation Rights Agreement with KJM Capital Corporation, Frontline Capital Corporation, Alison M. Muir, Rasmus Trading Inc., Soumitra Sam Sen, Timothy Russell, GT Venture Management, AG, Sacha Spindler and Justin Perryman (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

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

PLURIS ENERGY GROUP INC.

By: /s/ Sacha Spindler
Sacha H. Spindler
CEO, Chairman and Director
Principal Executive Officer
Date: November 14, 2007.

By: /s/ Brian Fiddler
Brian Fiddler
Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer
Date: November 14, 2007.