Form 10KSB
period 2007-12-31
PLURIS ENERGY GROUP INC
filed 2008-04-15
CIK 1057226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ]

Commission file number 000-25579

PLURIS ENERGY GROUP INC.
(Name of small business issuer in its charter)

Nevada	87-0571853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2703 – 550 Pacific Street
Vancouver, British Columbia, Canada	V6Z 3G2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604.607.1677

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

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

10,568,160 common shares at $0.50 (1) per common share = $5,284,080

(1) Represents the average of the bid and ask closing prices on the OTC Bulletin Board on March 17, 2008. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

28,623,391 common shares issued and outstanding as of March 31, 2008. 4,600,000 Series “A” preferred shares issued and outstanding as of March 31, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

Item 1.           Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to shares of our common stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Pluris” means Pluris Energy Group Inc. and our wholly owned subsidiaries, Pluris Energy Group Inc., a British Virgin Islands corporation and Petrogen, Inc., a Colorado corporation, unless otherwise indicated.

Corporate Overview

We were incorporated under the laws of the State of Nevada on December 3, 1997 under the name “Hadrosaurus Resources, Inc.”. On January 20, 1998, we filed an amendment to the articles of incorporation changing our name to “Hadro Resources, Inc.” On February 12, 2003, subsequent to the acquisition of Petrogen, Inc. (“Petrogen”), we filed an amendment to the articles of incorporation changing our name to “Petrogen Corp.”

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

Effective September 12, 2006, we completed a merger with our subsidiary, Pluris Energy Group Inc., which we incorporated solely to effect the name change. As a result, we changed our name from “Petrogen Corp.” to “Pluris Energy Group Inc.” We changed the name of our company to better reflect the direction and business of our company. The name change became effective with NASDAQ OTC Bulletin Board at the opening of market and trading on September 12, 2006 under the new symbol “PEYG”.

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

On or about September 18, 2006, our board of directors unanimously approved an amendment to our Articles of Incorporation, pursuant to which our authorized share capital would be increased from 20,000,000 shares of common stock to 250,000,000 shares of common stock and to create 100,000,000 preferred shares. On or about September 29, 2006, our shareholders holding a majority of the total issued and outstanding shares of our common stock gave approval to the amendment to our Articles of Incorporation pursuant to a written consent. The increase in our authorized capital and the creation of the preferred shares was filed with the Nevada Secretary of State on November 21, 2006.

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

Our executive office is located at Suite 2703 – 550 Pacific Street, Vancouver, British Columbia, Canada and our telephone number is 604.607.1677.

Our Current Business

We are an independent energy company specializing in the development of international and domestic business opportunities including, but not limited to, the acquisition, exploration and development of oil and natural gas properties in South America; primarily in the region of Argentina. We are, together with our wholly owned subsidiaries, Petrogen, Inc. and Pluris BVI, a junior domestic upstream and midstream oil and natural gas development and production company focused on acquiring, developing, producing and refining oil and natural gas reserves in South American high impact hydrocarbon rich areas. Our core business strategy was redefined in mid-2006 to acquire non-operated and operated working interests in oil and gas fields throughout South America and particularly Argentina that display significant hydrocarbon reserves and development and expansion opportunities in both the traditional fossil fuels that can provide high yield returns on income opportunities in the energy industry for our shareholders.

Argentina

On August 18, 2006, our company entered into a share purchase agreement (the “SPA”) with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. The SEPSA acquisition marks our first step in engaging our newly mandated business plans to acquire a working interest in producing oil and gas properties located in Argentina’s hydrocarbon regions. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. In order to secure the rights to purchase SEPSA, an escrow agreement (the “Escrow”) was entered into among our company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby we issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of Pluris Energy Group Inc., a British Virgin Islands corporation (“Pluris BVI”), which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and our company. Terms under the SPA pursuant to the Bond stipulate that in the event that we do not perform under the SPA terms agreed upon between us and SEPSA, that ownership of the Bond can be transferred from Pluris BVI to SEPSA. Currently, we believe that we have performed specific to the terms of the SPA as it relates to the Bond stipulations there under and there is no matter that could be or has been raised by us or SEPSA that would result in our having to transfer ownership of the Bond to SEPSA. In the event that the Bond is transferred from our company to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of our company at our company’s discretion. This Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA.

One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Rights of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. In October of 2006, SEPSA provided the four JV participants to TDF, notification of our company having won the bid to purchase SEPSA, and under such notification, those JV participants were provided with 30 days to match our company’s allocation on the

TDF property, or pass on their ROFR, thereafter enabling us to complete our acquisition of SEPSA, inclusive of all or part of SEPSA’s interests in the TDF property. Prior to the end of that 30 day notification period, two of the four JV participants commenced proceedings against SEPSA in the Argentine Commercial Courts seeking intermediary action in regard to their rights under the terms of the JV’s ROFR. On March 22, 2007 we were advised by SEPSA that as an outcome to those proceedings, two injunctions were imposed by the Argentina National Commercial Court of Appeals on behalf of Apco Argentina Inc. (“Apco”) and Antrim Energy Inc. (“Antrim”) prohibiting the sale of SEPSA’s shares to our company until such time as the ROFR issues between SEPSA, Apco and Antrim are resolved.

As a result of the Injunctions imposed by Apco and Antrim, based upon the confirmation by the National Commercial Court of Appeals of the injunctions, on April 23, 2007, we informed SEPSA’s shareholders that they should abstain from selling or disposing in any manner to any third party any of SEPSA’s shares that SEPSA has undertaken to sell to our company under the terms of the SPA and that SEPSA should abstain from disposing any of the assets it owned at the time the SPA was signed. In response, SEPSA informed our company of its unilateral repudiation of the SPA, stating that as an effect of the injunctions imposed by Apco and Antrim, certain terms of the SPA were triggered, rendering the SPA terminated. We maintain that the terms of the SPA clearly stipulate that any dispute arising under the SPA must be mutually addressed between us and SEPSA through the International Chamber of Commerce, Paris, France. Therefore, we commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (the “ICC”), requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect and to award damages incurred by us. In December of 2007, SEPSA and our company agreed to Terms of Reference (the “TOR”), whereby SEPSA and our company mandated to the ICC the specific issues that the ICC should address related to both parties’ complaints and to what issues the ICC should make declarations under pursuant to the arbitral proceedings between SEPSA and our company. Under the TOR, SEPSA, our company and the ICC agreed to a specific schedule whereby our company and SEPSA must submit to the ICC specific requested materials at specific dates in order to move the arbitral process towards a conclusion. As at the date of this filing, both our company and SEPSA have filed our respective offerings of evidence related to our specific claims against one another. SEPSA and our company are awaiting a reply from the ICC arbitral tribunal as to what evidence will be accepted by the tribunal for further definition and renderings. We have claimed damages for loss of revenue from July 1, 2006 through to the current date; loss of business opportunity related to increases to the values of assets owned and/or controlled by SEPSA and loss of out of pocket expenses from the inception of our efforts to win the bid for and complete the acquisition of SEPSA. SEPSA has filed a counter claim for recovery of its legal expenses and translation fees incurred to date related to the dispute between it and our company. There is no determination as to the length of time necessary for the ICC to make any final determinations pursuant to the TOR and, in that regard; we do not know what those final determinations may be. We believe that our position related to the claim we filed against SEPSA is substantive and that the issues pertaining to and being sought for resolution by us through the arbitral proceedings between us and SEPSA can be resolved, and that completion of the acquisition of SEPSA by us could occur.

We have recently chosen to suspend the placement schedule related to underwriting our offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument (the “$65M Bonds”) until such time as the outcome of the ROFR issues, injunctions and arbitral proceedings are clear, pursuant to which we will consider recommencing the offering wherein the capital raised will be used to close the acquisition of SEPSA and finance the acquisition of additional international revenue producing oil and gas assets located in South America. To date, no proceeds have been accepted from this offering and therefore, we have no current payment burdens associated with the offering. When the legal issues surrounding SEPSA have been resolved or at a time when we are able to enter into a new business opportunity agreement that establish our rights to purchase a similar revenue producing asset base to that of SEPSA, we will consider re-establishing offering of the $65M Bonds.

On October 31, 2007, we entered into a letter of intent (the “LOI”) with Clear S.R.L. (“Clear”), of Comodoro Rivadavia, Argentina, whereby we were granted the exclusive right to purchase and develop up to 100% of Clear’s 186 square kilometre Cerro Negro concession, located in the Chubut Province, Golfo San Jorge Basin, Argentina. Under the terms of the LOI, we have the right to purchase Cerro Negro for an agreed upon price, subject to the satisfactory outcome of due diligence performed by us related to Cerro Negro, which includes commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon our satisfaction of the due diligence review performed by us and our agents as described, we retain the right to provide to Clear our binding offer to purchase Cerro Negro, the terms of which shall be memorialized through a mutually acceptable Purchase and Sale Agreement (the “PSA”) negotiated between us and Clear. Upon entering into the PSA, we will have a specified period of time pursuant to the terms of the PSA to complete the acquisition of Cerro Negro. Upon completion of the acquisition of Cerro Negro, if and when this occurs, we intend to commence drilling, development and expansion of Cerro Negro concession. At the date of this filing, we have completed our due diligence review over the Cerro Negro acquisition opportunity, and are at the final stages of negotiating the mutually acceptable PSA, which we anticipate to execute shortly. In connection with the LOI for the purchase and development of Clear’s Cerro Negro concession, our subsidiary Pluris BVI issued an US$840,000 convertible, non-retractable redeemable unsecured bond (the “CN Bond”) to Pluris BVI as security under the LOI. In the event that we do not perform under the LOI, ownership of the CN Bond can be transferred from Pluris BVI to Clear. At the date of this filing, we believe that our performance under the terms of the LOI as it relates to the CN Bond has been effectively undertaken and we further believe that pursuant to those undertakings being effectively administered by us according to the terms of the LOI, there are no matters there from that could result in our having to transfer ownership of the CN Bond to Clear. The CN Bond may be converted into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The CN Bond’s maturity date is September 30, 2011 and the interest rate is LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest under the CN bond can be converted into common shares of our company at our discretion. If we complete the acquisition of Cerro Negro as planned and/or continue to perform under the terms of the LOI, the CN Bond is to be returned to our treasury and cancelled.

On December 21, 2007, we entered into a letter of intent acquisition agreement (the “Agreement”) to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company (the “BAO”). BAO controls leasehold interests primarily located in the Neuquén Basin, Rio Negro Province, Argentina. Under the terms of the Agreement, we have the right to purchase 100% of the shares of BAO at an agreed upon price (that we are contractually obliged to not disclose until completion of the acquisition of BAO occurs), subject to the satisfactory outcome of due diligence related to BAO performed by us, which includes corporate, commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon our satisfaction of the due diligence review performed by us and our agents as above described, we have agreed with BAO to negotiate and execute a mutually acceptable Share Purchase Agreement (the “BAO SPA”) among our company, BAO and the shareholders of BAO. Upon consummation of the BAO SPA, if and when this occurs, we intend to commence drilling, development and expansion of the BAO leasehold interests in the Neuquén Basin.

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

On September 10, 2007, we received a demand notice (the “Demand”) for the immediate payment of a Senior Secured Convertible Note (the “Note”) in the amount of $75,000 plus accrued interest. The Note carried a guaranteed security agreement (“GSA”) over the assets of one of our subsidiaries, Petrogen, Inc. (“Petrogen”) as collateral to the GSA. Due to the financial circumstances of Petrogen at the time of receipt of the Demand, the Note could not be repaid. After Petrogen’s default under the Note, the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation to the Note holder. The Note holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 our company and Petrogen consented to the proposal, also required under the statute. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen; and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors. The collateral is now the Note holder’s property. In this regard, Petrogen no longer owns any assets in the United States and any remaining financial obligations of Petrogen are subject to the conditions set forth under the TEXAS BUSINESS & COMMERCE CODE, §9.620 and §9.622, and as such, we will be preparing Petrogen for wind-up and dissolution, which we anticipate should occur by the second quarter of 2008. On April 8, 2008, Petrogen was wound-up and dissolved through filing for the dissolution with the Colorado Secretary of State.

We plan to develop our new mandate to acquire operated and non-operated oil and gas development opportunities through the acquisition of interests in international high profile regions, and specifically within South American regions of Argentina to build a strategic base of proven hydrocarbon reserves and fossil fuel production opportunities that represent outstanding growth possibilities for our shareholders over the immediate, near and long term.

Research and Development

No research and development expenditures have been incurred, either on our account or sponsored by customers, during the past three years.

Employees

As of March 31, 2008, we do not employ any persons on a full-time or on a part-time basis. Mr. Sacha Spindler, our Chief Executive Officer, and Mr. Sam Sen, our President, are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek employees as necessary in our best interests.

Competition

We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

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

Oil and Gas Regulation

The governmental laws and regulations which could have a material impact on the oil and gas exploration and production industry are as follows:

Drilling and Production

Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribes, in which we operate also regulate one or more of the following: (i) the location of wells; (ii) the method of drilling and casing wells; (iii) the rates of production or “allowables”; (iv) the surface use and restoration of properties upon which wells are drilled and other third parties; (v) the plugging and abandoning of wells; and (vi) notice to surface owners and other third parties.

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

Mineral Act

The Mineral Leasing Act of 1920 (“Mineral Act”) prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies “similar or like privileges” to citizens of the United States. Such restrictions on citizens of a “non-reciprocal” country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the Bureau of Land Management (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect.

Environmental Regulation

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency (“EPA”). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

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

Comprehensive Environmental Response, Compensation and Liability Act

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances (“Hazardous Substances”). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances in the course operations, we may in the future generate wastes that fall within CERCLA's definition of Hazardous Substances. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

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

Clean Water Act

The Clean Water Act (“CWA”) imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $16, 882,265from inception to December 31, 2007 and incurred losses from discontinued operations totaling approximately $5,690,405 for the same period. As of December 31, 2007, we had an accumulated deficit of $22, 572,260and a working capital deficit of $2,333,0082. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Our independent auditors report contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern..

We have received a going concern opinion from our independent auditor’s report. The independent auditor’s report accompanying our December 31, 2007 and 2006 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on the assumption that our company will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

We are substantially dependent upon our acquisition plans related to hydrocarbon interests in Argentina.

We are substantially dependent upon our acquisition plans related to hydrocarbon interests in Argentina, which causes our risk to be concentrated. As a result, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production or interruption of transportation of natural gas produced from the wells.

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

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on us. Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of March 31, 2008, we have 28,623,391 shares of common stock issued and outstanding. There are 16,033,197 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2007, there are an aggregate of 1,099,178 stock options and 976,553 warrants outstanding.

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

The trading price of our common sock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares. During fiscal years ended December 31, 2007 and December 31, 2006, our common sock has traded as low as $0.17 and as high as $1.24. In addition to volatility associated with OTC Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

As of March 6, 2006, our board of directors authorized and approved the adoption of Performance Stock Incentive Plan (the “Performance Stock Incentive Plan”), pursuant to which an aggregate of 6,000,000 restricted shares of our common stock were issued to certain officers, directors and consultants. The 6,000,000 restricted shares of common stock are subject to an escrow and can be acquired by the respective individual upon achievement by us of certain milestones. See “Item 5. Market for Common Equity and Related Stockholders Matters” and “Item 10. Executive Compensation.”

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

Item 2.           Description of Property.

Our principal executive office is located at Suite 2703 – 550 Pacific Street, Vancouver, British Columbia, Canada V6Z 3G2; our telephone number is 604.607.1677. Our office consists of 1,250 square feet and is rented on a month-to-month basis at a cost of CAD $2,800 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

On September 15, 2004, a lawsuit was filed by Petroguard Company, Inc. (“Petroguard”) against Petrogen and a director of Petrogen. The claims made by Petroguard in its complaint alleged conversion, unjust enrichment, fraud, and negligent representation regarding the geologic and geophysical interpretations of a three-dimensional seismic survey of approximately 135 square miles constituting Esperitu-Santo Bay and most of Matagorda Island, and that Petrogen wrongfully obtained the seismic survey. Petroguard claimed injunctive relief including a cease and desist order against Petrogen. Petrogen responded in its answer to the complaint denying receipt of the seismic data as alleged and counterclaiming that Petrogen was in possession of some related data that is not three-dimensional, which it properly acquired from a third party. In August 2006, this lawsuit was settled by mutual release and mutual dismissal. Neither party was required to pay any amount.

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

On September 18, 2006, a lawsuit was filed by Jack Cowley Supply Co. Inc. (“Cowley”) in the District Court of the 79th Judicial District, Jim Wells County, Texas against Petrogen for unpaid goods. Petrogen. has responded in its answer to the complaint denying that any of the goods were ordered by Petrogen or any of its representatives. The outcome and the loss, if any from this legal proceeding, is presently not determinable and no provision for loss have been provided in the financial statements.

On April 30, 2007, we commenced an arbitral action against SEPSA through the ICC requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to our company 100% of the shares of

SEPSA and to award damages incurred by us related to our out of pocket expenses, loss of business opportunity and loss of revenue. SEPSA subsequently filed a counter claim with the ICC seeking awards for legal fees and translation costs related to this dispute.

We operate in the field of oil and gas exploration and are therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.

Item 4.           Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted for trading on the OTC Bulletin Board1 under the symbol “PEYG”. The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years.

Quarter Ended	High	Low
March 31, 2006 June 30, 2006 September 30, 2006 December 31, 2006 March 31, 2007 June 30, 2007 September 30, 2007 December 31, 2007	$0.61 $0.47 $0.95 $0.58 $1.15 $0.67 $0.60 $1.24	$0.40 $0.24 $0.17 $0.25 $0.32 $0.33 $0.29 $0.35

(1) Over-the-Counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

On March 31, 2008, the shareholders’ list for our common stock showed 137 registered stockholders and 28,623,391 shares issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2007 that were not otherwise disclosed on our quarterly reports on Form 10-QSB or our current reports on Form 8-K filed during the year ended December 31, 2007.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at December 31, 2007.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,700,731	$0.52	4,532,787

Equity compensation plans not approved by security holders	Nil	$Nil	Nil
Total	2,700,731		4,532,787

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

Item 6.           Management Discussion and Analysis and Results of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2007 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 9 of this annual report.

RESULTS OF OPERATION

Following a period of poor financial performance and continued losses on our United States oil and gas operations, during the forth quarter of 2007 we commenced a process to sell our United States oil and gas properties. As a result, the results of operations on the United States properties have been classified as a loss from discontinued operations in the consolidated statements of operations. The consolidated statements of cash flows for the years ended December 31, 2007 and 2006 and from November 15, 2001 (inception) to December 31, 2007 for operating activities and investing activities have been separated between continuing and discontinued operations. Certain figures in the consolidated statements of cash flows from November 15, 2001 (inception) to December 31, 2007 have been reclassified for purposes of comparability.

For the years ended December 31, 2007 and December 31, 2006

Our losses from operations for the year ended December 31, 2007 were approximately $ 6,550,849compared to $2,273,443 for the year ended December 31, 2006 (an increase of $3,982,406 or 175%). We incurred operating expenses of $6,550,849 (2006: $2,273,443) consisting of $9,956 in depreciation, $760,938 in general and administrative, $129,112in interest expense, $1,111,650 in management and consulting fees – related party, $4,026,806 in management and consulting fees – stock based compensation and $512,387 in professional fees.

General and administrative expenses increased by $266,325 (54%) for the year ended December 31, 2007 compared to general and administrative expenses for the year ended December 31, 2006 due to the increase in consultants and overhead used in the Argentina acquisitions. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs. The management and consulting fees to related parties increased by $185,284 (20%) as a result of an increase in bonuses awarded in 2007. The stock based compensation related to management increased by $3,613,406 (874%) due to the granting of stock options and stock appreciation rights under the new Equity Incentive Plan filed in July, 2007. Professional fees increased by $154,089 (43%) due to the legal dispute on the San Enrique acquisition.

For the year ended December 31, 2007, we incurred other expenses of approximately $85,285 compared to other expenses of $90,000 incurred for the year ended December 31, 2006 (a decrease of $4,715 or 5%). The other expenses incurred for the year ended December 31, 2007 consisted of: (i) $60,000 (2006: $90,000) in write-down of other investment; and (ii) $25,285 (2005: $nil) in write-down of fixed assets The loss from operations combined with other expenses resulted in a loss from continuing operations of $6,636,134 (2006: $2,363,443).

For the year ended December 31, 2007, we incurred expenses from discontinued operations of approximately $869,093 compared to expenses from discontinued operations of $3,344,258 incurred for the year ended December 31, 2006 (a decrease of $2,475,165 or 74%). The results of oil and gas operations for the year ended December 31, 2007 consisted of: (i) $23,012 (2006: $320,607) in gas sales; (ii) $165 (2006: $14,220) in depletion; (iii) $nil (2006: $626,250) in financing fees; (iv) $44,371 (2006: $252,666) in lease operating expenses; (v) $808,487 (2006: $2,025,232) from the impairment of oil and gas properties; and (vi) $39,082 (2006: $746,497) in general and administrative expenses, resulting in a net loss of $869,093 (2006: $3,344,258).

GT Venture Management AG (“GTV”) derives remuneration from us as compensation for management and consulting services rendered by Mr. Spindler, our Chief Executive Officer and a director. During the year ended December 31, 2007, management fees of $360,000 were incurred by us for said services. In May 2007, GTV converted $3,000 of unpaid fees into 3,000,000 Series A preferred shares issued to Mr. Spindler. In June 2007, GTV converted $140,000 of unpaid fees into a private placement consisting of 560,000 units at $0.25 per unit. In December 2007, GTV exercised 1,250,000 stock appreciation rights which resulted in $875,000 owing to it. We settled this debt plus an additional $75,000 owing to Mr. Spindler for the exercise of 100,000 stock appreciation rights granted to him for services provided by him as a director of our company, by issuing 1,250,000 common shares for the exercise of 1,250,000 stock options at $0.50, 100,000 common shares for the exercise of 100,000 stock options at $0.45 granted to Mr. Spindler, and 560,000 common shares for the exercise of 560,000 share purchase warrants at $0.50. At December 31, 2007, GTV is owed $44,181 by our company. Our company is committed to pay GTV $30,000 in management fees per month for the services of this officer.

Mr. Russell, one of our former directors, derived remuneration from us as compensation for management services rendered. During the year ended December 31, 2007, consulting fees of $7,900 were incurred by us to Mr. Russell. In May 2007, Mr. Russell converted $200 of unpaid fees into 200,000 Series A preferred shares. On August 22, 2007, Mr. Russell resigned, no severance fees were paid and none are owed. At December 31, 2007, Mr. Russell is owed $Nil for unpaid fees.

Mr. Sam Sen, our President and Chief Operating Officer,.derives remuneration from us as compensation for management and consulting services rendered , During the year ended December 31, 2007, management fees of $216,000 were incurred by us for said services of which $13,500 was allocated to discontinued operations for work relating to the US oil and gas properties. In May 2007, Mr. Sen converted $1,200 of unpaid fees into 1,200,000 Series A preferred shares. In June 2007, Mr. Sen converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.25 per unit. In December 2007, Mr. Sen exercised 750,000 stock appreciation rights which resulted in $525,000 owing to it. We settled this debt by issuing 750,000 common shares for the exercise of 750,000 stock options at $0.50, 120,000 common shares for the exercise of 120,000 share purchase warrants at $0.50 and 75,000 common shares for the remaining $90,000. At December 31, 2007, Mr. Sen is owed $98,300 for management fees. The Company is committed to pay Mr. Sen $18,000 in management fees per month.

Mr. Perryman, one of our directors, derives remuneration from us as compensation for consulting services rendered. During the year ended December 31, 2007, consulting fees of $9,000 plus a bonus of $45,000 were incurred by us to Mr. Perryman. In May 2007, Mr. Perryman converted $400 of unpaid fees into 400,000 Series A preferred shares. In

June 2007, Mr. Perryman converted $45,000 of unpaid fees into a private placement consisting of 180,000 units at $0.25 per unit. At December 31, 2007, Mr. Perryman is owed $2,600 for unpaid fees. We are committed to pay Mr. Perryman $1,000 per month.

Mr. Fiddler, our former Chief Financial Officer, derived remuneration from us as compensation for management services rendered. During the year ended December 31, 2007, management fees of $66,000 were incurred by us to Mr. Fiddler. At December 31, 2007, Mr. Fiddler is owed $7,500 for management fees due. We are committed to pay Mr. Fiddler $5,500 in management fees per month. This agreement can be terminated by our company at any time by providing 30 days written notice. On January 24, 2008, this officer resigned but agreed to remain as a consultant until our company found a suitable replacement.

Our net loss for the year ended December 31, 2007 was $7,505,227or $0.51 per share compared to a net loss of $5,707,701 or $0.73 per share for the year ended December 31, 2006. The weighted average number of shares outstanding was 14,595,840 at December 31, 2007, compared to 7,845,043 at December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at December 31, 2007

As at December 31, 2007, our current assets were $162,790 and our current liabilities were $2,495,872, resulting in working capital deficit of $2,333,082. As at December 31, 2007, current assets were comprised of: (i) $25,257 in cash; (ii) $38,781 in restricted cash; (iii) $2,225 in accounts receivable; and (iv) $76,889 in prepaids and deposits.

As at December 31, 2007, our total assets were $235,889 comprised of: (i) $162,790 in current assets; (ii) $79,117 in unproved oil and gas properties available for sale (net of depletion); (iii) $13,620 in furniture and equipment (net of depreciation). The decrease in total assets at December 31, 2007 from fiscal year ended December 31, 2007 was primarily due to the impairment of our oil and gas properties.

As at December 31, 2007, current liabilities were comprised of: (i) $1,606,230 in accounts payable and accrued liabilities; (ii) $200,230 in share based compensation liability; (iii) $399,375 in notes payable; (iv) $102,520 in private placement subscription proceeds; (v) $79,117 in loans payable; and (vi) $108,400 in amounts due to related parties.

As at December 31, 2007, our total liabilities were $ 2,495,872, all consisting of current liabilities. The decrease in total liabilities at December 31, 2007 compared to fiscal year ended December 31, 2006 was due primarily to the partial conversion and repayment of the convertible notes.

Stockholders' equity decreased from ($315,196) at December 31, 2006 to ($ 2,240,345) at December 31, 2007.

For the year ended December 31, 2007, net cash used in continuing operating activities was $1,482,343 compared to net cash used in continuing operating activities of $1,503,755 for the year ended December 31, 2006. Net cash used in continuing operating activities for the year ended December 31, 2007 was comprised of a net loss of $6,636,134 (2006: $2,363,443) and adjusted primarily by: (i) expenses paid by the issuance of shares of $102,000 (2006: $705,972); (ii) stock based compensation of $4,026,806 (2006: $413,400); (iii) accrued management fees of $139,527 (2006: $Nil); and (iv) accounts payable and accrued liabilities of $727,545 (2006: $434,687).

For the year ended December 31, 2007, net cash used in discontinued operating activities was $48,908 compared to net cash used in discontinued operating activities of $678,556 for the year ended December 31, 2006 resulting in net cash used in operating activities of $1,531,251 (2006: $2,182,311).

Our cash flow used in continuing investing activities for the year ended December 31, 2007 was $4,070 compared to net cash from continuing investing activities of $19,654 for the year ended December 31, 2006. The net cash from continuing investing activities during the year ended December 31, 2007 was primarily from the purchase of office furniture and equipment. The change in net cash from investing activities for the year ended December 31, 2007 was primarily due to the sale of other investments that occurred in 2006.

For the year ended December 31, 2007, net cash from discontinued investing activities was $486,500 compared to net cash used in discontinued investing activities of $492,847 for the year ended December 31, 2007 resulting in net cash from investing activities of $482,430 (2006: $473,193 in cash used).

Cash flows from financing activities for the year ended December 31, 2007 was $944,638 compared to cash flow from financing activities of $1,967,224 for the year ended December 31, 2006. The net cash flow from financing activities for the year ended December 31, 2007 was primarily comprised of: (i) $742,420 (2006: $971,410) in proceeds on sale of common stock including subscriptions received; (ii) $18,500 (2006: $51,804) in warrants; (iii) ($45,001) (2006: $123,936) in advances from related parties; (iv) $6,219 (2006: $nil) in restricted cash; (v) $357,250 (2006: ($14,926)) in notes payable; and (vi) ($134,750) (2006: $835,000) in loans payable. The decrease in net cash from financing activities for the year ended December 31, 2007 was primarily the result of the partial repayment of the loans payable.

MATERIAL COMMITMENTS

On January 1, 2007, we entered into five five-year-term management consulting agreements. Of the five, three were with directors and/or officers of our Company, or their private companies. The agreements provide for remuneration on a monthly basis totalling $66,000. We have the right in all of the five consulting agreements to terminate the agreements without cause by providing 30 days written notice. Upon termination of our agreement with GT Venture Management AG (“GTV”), we are required to pay a severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in our Company from January 1, 2007 until the date of the termination of this agreement. Upon termination of our agreement with Landmark Management Services SA (“LMS”), we are required to pay a severance of 6 months of monthly fees within 10 business days of the termination date. In addition to the equity awards agreed upon by us under the Equity Incentive Plan between GTV and LMS, we are required to accrue sums equivalent to the gross tax payable by reason of receipts of those equity awards granted and exercised under those material commitments to GTV and LMS. Of these five agreements entered into by the Company, two have terminated; the remaining three agreements provide for the granting of a total of 16,700,000 stock options and 16,700,000 stock appreciation rights, in aggregate, over the five year terms of the agreements. As of December 31, 2007, 2,300,000 stock options and 2,300,000 stock appreciation rights have been granted, the remaining 14,400,000 options and 14,400,000 stock appreciation rights vest over the remaining term ending January 1, 2012.

On July 1, 2007, we entered into a five-year-term management consulting agreement with our senior geologist, Jose Bereskyj. The agreement provides for a signing bonus of $20,000, the issuance of 100,000 shares of unrestricted common stock and a monthly remuneration of $10,000. We have the right to terminate the agreement without cause by providing 30 days written notice. Upon termination of the agreement, we are required to pay this consultant severance of 6 months of monthly fees within 10 business days of the termination date. This agreement provides for the granting of 2,225,000 stock options and 2,225,000 stock appreciation rights, in aggregate, over the five year term. As of December 31, 2007, 250,000 stock options and 250,000 stock appreciation rights have been granted, the remaining 1,975,000 stock options and 1,975,000 stock appreciation rights vest over the remaining term ending July 1, 2012.

In connection with the oil and gas exploration, development and production expenses and other overhead costs incurred, we and/or our subsidiary incurred liability or borrowed funds pursuant to various contractual arrangements representing the following material commitments.

During the year ended December 31, 2007, we issued ten promissory notes totalling $420,000 which are unsecured and due on demand. These notes bear a fixed interest charge of $52,500 for a total owing of $472,500. During the first quarter of 2007, we repaid three promissory notes totalling $65,000 plus fixed interest charges of $8,125. As of

December 31, 2007, seven promissory notes totalling $355,000 plus fixed interest charges of $44,375 remain outstanding, the aggregate of the notes and fixed interest charges total $399,375.

Effective April 28, 2006 we entered into three convertible loan agreements which were secured by the assets of our subsidiary Petrogen. The loans bear interest at LIBOR plus 5% per annum, and interest is payable each quarter commencing six months after the first receipt of funds. The first note of $275,000 was due on April 1, 2007, and was converted into 1,375,000 common shares on May 7, 2007. The second note of $275,000 was due on June 13, 2007, and converted into 1,375,000 common shares on June 25, 2007. The remaining note of $285,000 was due one year after receipt of funds, being September 7, 2007. On March 14, 2007, $134,750 was repaid in cash and on September 26, 2007, $75,000 was converted into 375,000 common shares, leaving a balance of $75,250 plus $3,867 in accrued interest.

On September 10, 2007, we received a demand notice (the “Demand”) for the immediate payment of the Note in the amount of $75,250 plus $3,867 of accrued interest. The Note carried a guaranteed security agreement (“GSA”) over the assets of Petrogen as collateral to the GSA. Petrogen defaulted under the Note, whereby the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation under the Note. The Note holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 our company and Petrogen consented to the proposal. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen.; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen; and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors, as described under TEXAS BUSINESS & COMMERCE CODE §9.622. Once title has been legally transferred from Petrogen to the note holder, Petrogen will no longer owns any assets in the United States and as such, will be preparing Petrogen for wind-up and dissolution. As of December 31, 2007, legal title to the properties has not been transferred to the Note holder. We anticipate transferring these properties during the second quarter of 2008.

During 2008 and as of the date of this filing, we issued five promissory notes totalling $445,000 plus fixed interest charges of $55,625 which are unsecured, due on demand, and bear interest at 12.5% .

On March 28, 2008, we entered into an Amendment Agreement pursuant to certain promissory notes (the “Promissory Note Amendment Agreement”) whereby terms of those promissory notes issued by us totalling $515,000 plus interest of $64,375 committed by us during 2007 and 2008 were amended providing for conversion into units (the “Units”) of our Company for all of or portions of the principle and interest accrued under those promissory notes at the time of conversion, whereby conversion of such accruals would be convertible for the Units, those Units of which are comprised of one common share of our Company priced at $.35 and one common share purchase warrant, each warrant of which is exercisable commencing 90 days subsequent to the conversion of accruals under those promissory notes for two years from the date of conversion at an exercise price of $.70 per exercised warrant share.

On March 31, 2008, a total of $466,875 (interest of $51,875) of promissory notes described under the Promissory Note Amendment Agreement were converted into 1,333,928 units of our Company, wherein we issued 1,333,928 common shares of our Company at a rate of $.35 per common share, the holders thereof which retain the right commencing 90 days from the date of the conversion to exercise up to 1,333,928 common share purchase warrants of our Company at a rate of $.70 per exercised warrant share for a period of two years subsequent to the date of conversion; March 30, 2010.

Cash Requirements

Over the next twelve months we intend to acquire oil and gas properties in Argentina. We anticipate that we will incur the following costs and operating expenses over the next twelve months, excluding the acquisition costs related to the our acquisition of San Enrique Petrolera S.A., as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$750,000
Oil & gas exploration expenses and holding costs	3,000,000
Professional fees	400,000
Investor relations & sales related	500,000
Rent, utilities and insurance	100,000
Other general administrative expenses	250,000
Total	$5,000,000

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

As at December 31, 2007, the Company has a working capital deficiency of $2,333,082 and we have historically incurred losses, and through December 31, 2007 have incurred losses of $22,227,670 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

There are no assurances that we will be able to either: (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

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

Use of Estimates and Assumptions

Preparation of our financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are reviewing the carrying values of oil and gas properties for impairment, determining fair value for stock based compensation, asset retirement obligations and the valuation of deferred tax assets.

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

Net Earnings (Loss) per Common Share

Basic earnings (loss) per common share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in our earnings. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible notes, stock options and warrants have been excluded as they are anti-dilutive. The 6,000,000 shares held in escrow do not form part of this computation.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

Income Taxes

We follow the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that we will not realize the future benefit, or if future deductibility is uncertain.

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, we have determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, restricted cash, accounts receivable, notes receivable, prepaids and deposits, accounts payable and accrued liabilities, advances and loans payable, debenture payable and amounts due to related parties approximate carrying values due to the short-term maturity of the instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

- F1 -

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

- F2 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pluris Energy Group Inc.

We have audited the accompanying consolidated balance sheet of Pluris Energy Group Inc. (an exploration stage company) as at December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from November 15, 2001 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from November 15, 2001 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 24, 2008, except for Note 14 which is as of April 10, 2008

- F3 -

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash	$25,257	$129,440
Restricted cash	38,781	45,000
Receivables	2,225	16,059
Prepaids and deposits	96,527	34,051

	162,790	224,550

SECURITIES HELD FOR TRADING (Note 4)	-	60,000
FURNITURE AND EQUIPMENT, net of depreciation of $48,347 (2006 - $38,391)	13,620	44,791
PROPERTY HELD FOR SALE
Oil and gas properties, unproved (Note 3)	79,117	1,372,755

	$255,527	$1,702,096

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,606,230	$932,192
Share based compensation liability (Note 11)	200,230	-
Notes payable (Note 5)	399,375	73,620
Private placement subscription proceeds (Note 9)	102,520	-
Loans payable (Note 6)	79,117	856,625
Due to related parties (Note 8)	108,400	154,855

	2,495,872	2,017,292

CONTINGENCIES AND COMMITMENTS (Notes 1, 7, and 13)

STOCKHOLDERS’ DEFICIT (Note 9)
Common stock, $0.001 par value, 250,000,000 shares authorized
28,159,824 (2006 – 16,889,234) shares issued and outstanding	28,160	16,889
Additional paid-in capital	20,273,438	14,689,954
Preferred stock, $0.001 par value, 100,000,000 shares authorized
4,600,000 (2006 – NIL) issued and outstanding	4,600	-
Subscriptions receivable	-	(25,000)
Common stock purchase warrants	26,127	70,404
Deficit accumulated during the exploration stage	(22,572,670)	(15,067,443)

	(2,240,345)	(315,196)

	$255,527	$1,702,096

Subsequent Events (Note 14)

The accompanying notes are an integral part of these consolidated financial statements

- F4 -

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			November 15,
			2001
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007

EXPENSES
Depreciation	$9,956	$15,034	$48,347
General and administrative	760,938	494,613	2,427,551
Interest expense	129,112	65,732	361,559
Loss on settlement of debt	-	-	239,448
Management and consulting fees (Note 8 and 11)	1,111,650	926,366	3,742,911
Management and consulting fees – stock based compensation
(Notes 10 and 11)	4,026,806	413,400	7,469,201
Professional fees	512,387	358,298	2,000,163

LOSS FROM OPERATIONS	(6,550,849)	(2,273,443)	(16,289,180)

OTHER EXPENSES
Non-recurring costs of share exchange	-	-	(417,800)
Impairment of fixed assets	(25,285)	-	(25,285)
Write-down of other investment	(60,000)	(90,000)	(150,000)
	(85,285)	(90,000)	(593,085)

LOSS FROM CONTINUING OPERATIONS	(6,636,134)	(2,363,443)	(16,882,265)

DISCONTINUED OPERATIONS
Results of oil and gas operations	(869,093)	(3,344,258)	(5,690,405)
	(869,093)	(3,344,258)	(5,690,405)

NET LOSS	$(7,505,227)	$(5,707,701)	$(22,572,670)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.51)	$(0.73)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,595,840	7,845,043

The accompanying notes are an integral part of these consolidated financial statements

- F5 -

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			November 15,
	Year ended	Year ended	2001 (inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(6,636,134)	$(2,363,443)	$(16,882,265)
Non-cash items:
- depreciation	9,956	15,034	48,347
- accrued interest receivable	-	(245)	(263)
- accrued interest expense	74,699	35,861	192,277
- loss on settlement of debt	-	-	239,448
- accrued management fees	139,527	-	224,027
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation	4,026,806	413,400	7,469,201
- expenses paid by the issuance of shares	102,000	705,972	2,205,994
- loss on write down of other investments and fixed assets	85,285	90,000	175,285
- receivables	13,834	55,681	67,775
- prepaids and deposits	(25,861)	22,110	(59,912)
- accounts payable and accrued liabilities	727,545	(434,687)	1,722,639
- advances payable	-	43,438	-
Net cash used in continuing operations	(1,482,343)	(1,503,755)	(4,179,647)
Net cash used in discontinued operations	(48,908)	(678,556)	(1,832,441)
NET CASH USED IN OPERATING ACTIVITIES	(1,531,251)	(2,182,311)	(6,012,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(4,070)	(10,346)	(87,252)
Pre reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Proceeds on sale of other investments	-	30,000	30,000
Net cash from (used in) continuing investing activities	(4,070)	19,654	43,616
Net cash from (used in) discontinued investing activities	486,500	(492,847)	(2,618,447)
NET CASH FROM (USED IN) INVESTING ACTIVITIES	482,430	(473,193)	(2,574,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	742,420	971,410	5,836,870
Warrants	18,500	51,804	88,904
Restricted cash	6,219	-	(38,781)
Notes payable	357,250	(14,926)	305,404
Loans payable	(134,750)	835,000	700,250
Debenture payable	-	-	(138,302)
Loans receivable	-	-	925,000
Cash advances from former related parties	-	-	318,990
Advances from (to) related parties	(45,001)	123,936	613,841
NET CASH FLOWS FROM FINANCING ACTIVITIES	944,638	1,967,224	8,612,176

(DECREASE) INCREASE IN CASH	(104,183)	(688,280)	25,257
CASH, BEGINNING	129,440	817,720	-

CASH, ENDING	$25,257	$129,440	$25,257

Other non-cash transactions: Refer to Note 15.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$2,875	$2,875
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

- F6 -

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2007

							Deficit
							Accumulated	Total
	Common Stock			Additional		Share	during the	Stockholders’
	Number of			Paid-in	Obligation to	Purchase	Exploration	Equity
	Shares		Amount	Capital	issue shares	Warrants	Stage	(Deficit)

Stock issued for cash, November 15, 2001 (Date of Inception)	1,304,311		$1,304	$(1,194)	$-	$-	$-	$110
Stock issued for cash, May 3, 2002	1,186		1	(1)	-	-	-	-
Stock Issued for oil and gas property, May 20, 2002	8,893		9	(8)	-	-	-	1
Stock Issued for services, June 3, 2002	28,458		28	11,972	-	-	-	12,000
Stock issued for cash, July 8, 2002	11,857		12	24,988	-	-	-	25,000
Subscriptions received for 32,000 units, August 9, 2002	-		-	-	8,000	-	-	8,000
Stock Issued for services, August 13, 2002	5,929		6	2,494	-	-	-	2,500
Stock issued for subscriptions received in prior period, October 7,
2002	3,794		4	7,996	(8,000)	-	-	-
Stock issued for cash, November 26, 2002	35,572		36	29,964	-	-	-	30,000
Net loss for the period November 15, 2001 to December 31, 2002	-		-	-	-	-	(193,562)	(193,562)

Petrogen, Balance, December 31, 2002	1,400,000		1,400	76,211	-	-	(193,562)	(115,951)
Stock issued for acquisition costs, February 12, 2003	60,000		60	(60)	-	-	-	-
Reverse acquisition of Petrogen Corp., February 12, 2003	415,658		416	(350,483)	-	357,800	-	7,733
Stock issued for exercise of options, March 21, 2003	200,000		200	499,800	-	-	-	500,000
Obligation to issue 10,000 shares	-		-	-	5,000	-	-	5,000
Stock-based compensation, options granted on September 10, 2003	-		-	362,230	-	-	-	362,230
Stock issued for exercise of options, September 29, 2003	47,000		47	63,703	-	-	-	63,750
Obligation to issue shares reclassification	-		-	-	(5,000)	-	-	(5,000)
Stock-based compensation, options granted on November 1, 2003	-		-	360,215	-	-	-	360,215
Warrants expired	-		-	101,500	-	(101,500)	-	-
Net loss	-		-	-	-	-	(2,097,187)	(2,097,187)
Balance, December 31, 2003	2,122,658	$	,2,123	$1,113,116	$-	$256,300	$(2,290,749)	$(919,210)

The accompanying notes are an integral part of these consolidated financial statements

- F7 -

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2007

							Deficit
							Accumulated	Total
	Common Stock			Additional		Share	during	Stockholders’
	Number of			Paid-in	Obligation to	Purchase	Exploration	Equity
	Shares		Amount	Capital	issue shares	Warrants	Stage	(Deficit)

Balance, December 31, 2003	2,122,658	$	,2,123	$1,113,116	$-	$256,300	$(2,290,749)	$(919,210)
Stock issued for exercise of options, January 14, 2004	40,000		40	39,960	-	-	-	40,000
Stock issued for exercise of options, January 20, 2004	75,000		75	75,925	-	-	-	76,000
Stock cancelled, January 30, 2004	(10,000)		(10)	10	-	-	-	-
Stock issued for exercise of options, February 11, 2004	329,000		329	387,171	-	-	-	387,500
Stock based compensation, options granted on March 4, 2004	-		-	947,550	-	-	-	947,550
Stock issued for exercise of options, April 30, 2004	237,000		237	425,013	-	-	-	425,250
Stock issued for exercise of options, May 18, 2004	50,000		50	62,450	-	-	-	62,500
Stock issued for exercise of options, May 21, 2004	261,920		262	327,139	-	-	-	327,401
Stock issued for exercise of options, June 1, 2004	4,000		4	4,996	-	-	-	5,000
Stock issued for exercise of options, June 16, 2004	59,000		59	73,691	-	-	-	73,750
Stock based compensation, options granted on March 4, 2004	-		-	176,950	-	-	-	176,950
Stock issued for exercise of options, August 12, 2004	200,000		200	299,800	-	-	-	300,000
Stock issued for settlement of debenture, August 18, 2004	586,938		587	938,514	-	-	-	939,101
Stock issued for cash, September 21, 2004	1,476,800		1,476	1,637,424		182,100	-	1,821,000
Stock based compensation, options granted on July 22, 2004	-		-	852,050	-	-	-	852,050
Stock issued for exercise of options, October 12, 2004	6,000		6	8,994	-	-	-	9,000
Stock issued for exercise of options, November 1, 2004	4,000		4	5,996	-	-	-	6,000
Stock issued for exercise of options, November 8, 2004	2,000		2	2,998	-	-	-	3,000
Stock based compensation, options granted on October 1, 2004	-		-	70,100	-	-	-	70,100
Warrants expired	-		-	256,300	-	(256,300)	-	-
Net loss	-		-	-	-	-	(4,003,722)	(4,003,722)

Balance, December 31, 2004	5,444,316		$5,444	$7,706,147	$-	$182,100	$(6,294,471)	$1,599,220

The accompanying notes are an integral part of these consolidated financial statements

- F8 -

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2007

						Deficit
						Accumulated	Total
	Common Stock		Additional		Share	during	Stockholders’
	Number of		Paid-in	Obligation to	Purchase	Exploration	Equity
	Shares	Amount	Capital	issue shares	Warrants	Stage	(Deficit)

Balance, December 31, 2004	5,444,316	$5,444	$7,706,147	$-	$182,100	$(6,294,471)	$1,599,220
Stock issued for exercise of options, April 4, 2005	250,000	250	374,750	-	-	-	375,000
Stock issued for services, April 5, 2005	6,000	6	14,694	-	-	-	14,700
Stock issued for exercise of options, May 1, 2005	49,468	49	146,121	-	-	-	146,170
Stock issued for services, May 1, 2005	84,200	84	153,066	-	-	-	153,150
Stock issued for acquisition of pipeline, May 1, 2005	35,000	35	87,465	-	-	-	87,500
Stock issued for finders’ fees, May 1, 2005	125,680	126	(126)	-	-	-	-
Stock issued for private placement, May 1, 2005	24,000	24	26,976	-	3,000	-	30,000
Stock based compensation, options granted on May 2, 2005	-	-	48,700	-	-	-	48,700
Stock issued for services, May 16, 2005	1,090	1	1,999	-	-	-	2,000
Stock issued for exercise of options, June 1, 2005	40,000	40	99,960	-	-	-	100,000
Stock issued for private placement, June 1, 2005	12,000	12	13,488	-	1,500	-	15,000
Stock issued for conversion of debt, June 2, 2005	47,006	47	82,213	-	-	-	82,260
Stock issued for services, June 2, 2005	2,100	2	3,673	-	-	-	3,675
Stock based compensation, options granted on July 1, 2005	-	-	211,200	-	-	-	211,200
Stock issued for services, September 1, 2005	273,600	274	587,966	-	-	-	588,240
Stock issued for services, September 7, 2005	1,000	1	2,499	-	-	-	2,500
Stock issued for services, September 12, 2005	23,200	23	42,897	-	-	-	42,920
Stock issued for services, September 29, 2005	600	1	2,129	-	-	-	2,130
Stock issued for exercise of options, September 29, 2005	4,000	4	4,996	-	-	-	5,000
Stock issued for exercise of options, October 6, 2005	12,000	12	29,988	-	-	-	30,000
Stock issued for conversion of debt, October 6, 2005	10,000	10	36,490	-	-	-	36,500
Stock issued for conversion of debt, October 12, 2005	7,000	7	13,993	-	-	-	14,000

Balance carried forward	6,452,260	$6,452	$9,691,284	$-	$186,600	$(6,294,471)	$3,589,865

The accompanying notes are an integral part of these consolidated financial statements

- F9 -

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2007

							Deficit
							Accumulated	Total
	Common Stock		Additional		Share	Share	during	Stockholders’
	Number of		Paid-in	Obligation to	subscriptions	Purchase	Exploration	Equity
	Shares	Amount	Capital	issue shares	receivable	Warrants	Stage	(Deficit)

Balance carried forward	6,452,260	$6,452	$9,691,284	$-	$-	$186,600	$(6,294,471)	$3,589,865
Stock issued for exercise of options, October 18, 2005	16,533	17	44,983	-	-	-	-	45,000
Stock issued for exercise of options, October 24, 2005	83,223	83	160,196	-	-	-	-	160,279
Stock issued for services, October 26, 2005	1,700	2	5,609	-	-	-	-	5,611
Stock issued for exercise of options, November 7, 2005	6,000	6	7,494	-	-	-	-	7,500
Stock issued for conversion of debt, November 7, 2005	2,383	3	7,147	-	-	-	-	7,150
Stock issued for services, November 7, 2005	2,380	2	7,137	-	-	-	-	7,139
Stock issued for conversion of debt, November 28, 2005	10,221	10	24,517	-	-	-	-	24,527
Beneficial conversion feature on warrants (Note 4)	-	-	245,600	-	-	-	-	245,600
Share purchase warrants from acquisition of working interest	-	-	-	-	-	18,600	-	18,600
Obligation to issue shares	-	-	-	59,250	-	-	-	59,250
Net loss	-	-	-	-	-	-	(3,065,271)	(3,065,271)

Balance, December 31, 2005	6,574,700	6,575	10,193,967	59,250	-	205,200	(9,359,742)	1,105,250
Stock issued for private placement, January 24, 2006	202,467	202	314,348	-	-	34,950	-	349,500
Stock issued for debt settlement, January 24, 2006	38,328	38	105,363	-	-	-	-	105,401
Stock issued for services, January 24, 2006	106,000	106	291,394	-	-	-	-	291,500
Stock issued for private placement, January 26, 2006	340,000	340	412,160	-	-	12,500	-	425,000
Stock issued for warrants, January 26, 2006	89,507	90	223,677	-	-	(22,377)	-	201,390
Stock issued for termination agreement, January 26, 2006	15,000	15	59,235	(59,250)	-	-	-	-
Stock issued for debt settlement, January 26, 2006	4,444	4	12,218	-	-	-	-	12,222
Stock issued for services, January 26, 2006	7,000	7	18,893	-	-	-	-	18,900
Stock issued for private placement, February, 2006	17,416	18	39,168	-	-	4,354	-	43,540

Balance carried forward	7,394,862	$7,395	$11,670,423	$-	$-	$234,627	$(9,359,742)	$2,552,703

The accompanying notes are an integral part of these consolidated financial statements

- F10 -

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2006

							Deficit
							Accumulated	Total
	Common Stock		Additional		Share	Share	during	Stockholders’
	Number of		Paid-in	Obligation to	subscriptions	Purchase	Exploration	Equity
	Shares	Amount	Capital	issue shares	receivable	Warrants	Stage	(Deficit)

Balance carried forward	7,394,862	$7,395	$11,670,423	$-	$-	$234,627	$(9,359,742)	$2,552,703
Stock issued for services, February 9, 2006	100	-	1,350	-	-	-	-	1,350
Escrow stock issued March 1, 2006	6,000,000	6,000	24,000	-	-	-	-	30,000
Stock issued for exercise of options, March 7, 2006	140,000	140	413,260	-	-	-	-	413,400
Expired warrants, March 31, 2006	-	-	137,556	-	-	(137,556)	-	-
Stock issued for exercise of options, April 17, 2006	86,060	86	142,638	-	-	-	-	142,724
Stock issued for exercise of options, April 26, 2006	6,000	6	7,494	-	-	-	-	7,500
Stock issued for debt settlement, June 28, 2006	22,500	23	44,977	-	-	-	-	45,000
Stock issued for private placement, August 9, 2006	12,525	12	30,210	-	-	-	-	30,222
Stock issued for exercise of options, September 22, 2006	1,000,000	1,000	559,001	-	-	-	-	560,001
Stock issued for private placement, December 29, 2006	2,040,397	2,040	725,952	-	(25,000)	-	-	702,992
Stock issued for warrants, December 29, 2006	106,667	107	266,560	-	-	(26,667)	-	240,000
Stock issued for debt settlement, December 29, 2006	30,123	30	21,433	-	-	-	-	21,463
Stock issued for services, December 29, 2006	50,000	50	18,850	-	-	-	-	18,900
Beneficial conversion feature on loan payable	-	-	626,250	-	-	-	-	626,250
Net loss	-	-	-	-	-	-	(5,707,701)	(5,707,701)

Balance, December 31, 2006	16,889,234	16,889	14,689,954	-	(25,000)	70,404	(15,067,443)	(315,196)
Received subscription receivable, January 23, 2007	-	-	-	-	25,000	-	-	25,000
Stock issued for note interest, March 14, 2007	54,955	55	21,570	-	-	-	-	21,625
Expired warrants, March 31, 2007	-	-	51,804	-	-	(51,804)	-	-
Stock issued for note interest, May 7, 2007	27,743	28	20,571	-	-	-	-	20,599
Stock issued for note conversion, May 7, 2007	1,375,000	1,375	273,625	-	-	-	-	275,000

Balance carried forward	18,346,932	$18,347	$15,057,524	$-	$-	$18,600	$(15,067,443)	$27,028

The accompanying notes are an integral part of these consolidated financial statements

- F11 -

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2007

							Deficit
							Accumulated	Total
	Common Stock		Additional		Share	Share	during	Stockholders'
	Number of		Paid-in	Preferred	subscriptions	Purchase	Exploration	Equity
	Shares	Amount	Capital	Shares	receivable	Warrants	Stage	(Deficit)

Balance carried forward	18,346,932	$18,347	$15,057,524	$-	$-	$18,600	$(15,067,443)	$27,028
Issued 4,800,000 shares of preferred stock				4,800				4,800
Expired warrants, June 1, 2007	-	-	18,600	-	-	(18,600)	-	-
Stock issued for private placement, June 15, 2007	347,000	347	173,153	-	-	-	-	173,500
Stock issued for debt, June 15, 2007	207,733	208	72,499	-	-	-	-	72,707
Stock issued for note conversion, June 25, 2007	1,375,000	1,375	273,625	-	-	-	-	275,000
Stock issued for private placement, June 28, 2007	1,684,000	1,684	377,216	-	-	42,100	-	421,000
Stock issued for exercise of options, August 14, 2007	900,000	900	314,100	-	-	-	-	315,000
Stock issued for services, September 10, 2007	100,000	100	56,900	-	-	-	-	57,000
Cancelled 200,000 shares of preferred stock			200	(200)				-
Stock issued for note conversion, September 26, 2007	375,000	375	74,625	-	-	-	-	75,000
Stock issued for note interest, September 26, 2007	7,574	7	3,576	-	-	-	-	3,583
Stock issued for private placement, September 28, 2007	731,429	732	193,268	-	-	6,000	-	200,000
Stock issued for exercise of options for cash, October 16, 2007	100,000	100	24,900	-	-	-	-	25,000
Stock issued for exercise of options, November 26, 2007	132,822	133	55,137	-	-	-	-	55,270
Stock issued for exercise of options, December 14, 2007	2,575,000	2,575	1,279,925	-	-	-	-	1,282,500
Stock issued for exercise of warrants, December 14, 2007	878,876	879	460,532	-	-	(21,973)	-	439,438
Stock issued for private placement, December 14, 2007	224,000	224	84,676	-	-	-	-	84,900
Stock issued for exercise of options for cash, December 14, 2007	50,000	50	24,950	-	-	-	-	25,000
Stock issued for debt, December 14, 2007	124,458	124	149,226	-	-	-	-	149,350
Stock based compensation	-	-	1,578,806	-	-	-	-	1,578,806
Net loss	-	-	-	-	-	-	(7,505,227)	(7,505,227)

Balance, December 31, 2007	28,159,824	$28,160	$20,273,438	$4,600	$-	$26,127	$(22,277,670)	$(2,240,345)

- F12 -

PLURIS ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Pluris Energy Group Inc. (formerly Petrogen Corp.) (the “Company” or “Pluris”) was incorporated in the State of Nevada. Its current mandate is to become an international oil and gas company engaged in the acquisition of producing oil and gas assets in Argentina. Pluris is currently positioned with three acquisition opportunities representing over 430,000 net acres of producing oil and gas assets situated within three Argentine hydrocarbon regions.

During the third quarter of 2006, the Company changed its principal focus to the acquisition and development of oil and gas properties in Argentina. In August 2006, the Company entered into an agreement to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. Refer to Note 7. As a result of the geographic change in the Company’s focus, the properties in the USA have been or will be listed for sale or otherwise disposed of and accordingly have been classified as discontinued operations since December 31, 2006. Refer to Note 3.

In November 2007, the Company entered into a Letter of Intent agreement with Clear S.R.L., of Comodoro Rivadavia, Argentina ("Clear"), whereby the Company retains the exclusive right to purchase and develop up to 100% of Clear's 186 square kilometer Cerro Negro concession, Chubut Province, Golfo San Jorge Basin, Argentina ("Cerro Negro"). Refer to Note 7.

In December 2007, the Company entered into a Letter of Intent agreement to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company which hold leasehold assets primarily located in the Neuquén Basin, Rio Negro Province, Argentina. Refer to Note 7.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As at December 31, 2007, the Company has a working capital deficiency of $2,333,082 and has realized significant losses to date. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Petrogen Inc. (Petrogen”), and Pluris Energy Group, Inc. (“Pluris BVI”). All significant intercompany transactions and account balances have been eliminated.

- F13 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securities Held for Trading
The Company does not hold securities in other companies for investment purposes. Any securities received as payment for or settlement of debt are classified as held for sale.

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

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are reviewing the carrying values of oil and gas properties for impairment, determining fair value for stock based compensation, asset retirement obligations and the valuation of deferred tax assets.

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

- F14 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Company's financial statements.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

- F15 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements continued

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company does not anticipate that the adoption of SAB 110 will have any effect on its financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

NOTE 3 – PROPERTY HELD FOR SALE

	December 31,	Activity	December 31,	Activity	December 31,
	2005	in the year	2006	in the year	2007

Oil and Gas Properties, Unproved
Acquisition costs (proceeds on sale)	$868,146	$-	$868,146	$(500,000)	$368,146
Exploration costs	1,903,856	761,267	2,665,123	15,014	2,680,137
	2,772,002	761,267	3,533,269	(484,986)	3,048,283
Less accumulated depletion and impairment	121,062	2,039,452	2,160,514	808,652	2,969,166
	$2,650,940	$(1,278,185)	$1,372,755	$(1,293,638)	$79,117

Following a period of poor financial performance and continued losses on its United States oil and gas operations, during 2006 the Company commenced a process to sell its United States oil and gas properties. Accordingly, the results of operations on the United States properties are classified as loss from discontinued operations in the consolidated statements of operations and the assets have been classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the year ended December 31, 2007 and 2006 and from November 15, 2001 (inception) to December 31, 2007 for operating activities and investing activities have been separated between continuing and discontinued operations.

During the year ending December 31, 2007, the Company incurred exploration costs of $15,014 on its properties, sold the Emily Hawes Field and Matagorda Pipeline properties for $500,000, and depleted the properties by $165. An impairment charge of $806,973 was recorded during the year ended December 31, 2007 to reflect the estimated net realizable value of the Tiller Ranch property as described below. The Company also recorded additional impairment of $1,514 on its other properties that were written down to nil in the year ending December 31, 2007.

- F16 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 3 – PROPERTY HELD FOR SALE (CONTINUED)

The loss from discontinued operations is summarized as follows:

	Year ended	Year ended	November 15, 2001
	December 31,	December 31,	(Inception) to
	2007	2006	December 31, 2007

Revenue - gas sales	$23,012	$320,607	$542,632

Operating expenses
Depletion	165	14,220	25,643
Financing fees	-	626,250	871,850
Lease operating expenses	44,371	252,666	342,487
Impairment of oil and gas properties	808,487	2,025,232	2,943,523
General and administrative	39,082	746,497	2,049,534

	892,105	3,664,865	6,233,037

Results of US oil and gas operations	$(869,093)	$(3,344,258)	$(5,690,405)

Emily Hawes Field, Calhoun County, Texas
At December 31, 2006, the Company wrote down the property by $998,679 leaving a carrying cost after depletion of $421,377, its working interest (“WI”) remained at 64.125% . On March 8, 2007, the Company completed the sale of its entire 64.125% working interest in the Emily Hawes Field to Darcy for cash proceeds of $421,377. See Matagorda Island Pipeline.

Matagorda Island Pipeline
On March 30, 2005, the Company entered into a purchase agreement to purchase the natural gas transmission pipeline located on Matagorda Island, Calhoun County, Texas. At December 31, 2006, the Company had capitalized acquisition costs of $92,500 and recorded depletion of $13,877 leaving a net book value of $78,623. On March 8, 2007, the Company completed the sale of its entire interest in the Matagorda Island Pipeline to Darcy for cash proceeds of $78,623. See Emily Hawes Field.

Tiller Ranch
On June 3, 2005, pursuant to an assignment of lease agreement, the Company acquired a 100% WI and 70% net revenue interest (“NRI”) in the Tiller Ranch Lease consisting of 822 acres located within the Tom Graham Field, Jim Wells County, Texas. As of September 30, 2006, the Company sold a 24% WI (16.80% NRI) for proceeds of $660,000. The net proceeds were used to offset the costs of drilling and developing the property in the last quarter of 2005. After the sales to the individual investors, the Company held a 76.0% WI and a 53.2% NRI (resulting in 49.697% net of all sales) in the Tiller Ranch Lease.

At December 31, 2007, the Company recorded an impairment charge of $806,973 on the capitalized acquisition and development costs of $888,207 and recorded depletion of $2,117 leaving a net book value of $79,117 as a result of the default and subsequent settlement of a collateral note payable. See Note 6.

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

- F17 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 4 –SECURITIES HELD FOR SALE

During the year ended December 31, 2006, the Company had a receivable from a private company for $180,000 which was settled by the issuance of 720,000 common shares of this private company at fair value of $0.25 per share and classified as securities held for sale. During the year ended December 31, 2006, 240,000 shares were sold back to the private company at $0.125 per share for proceeds of $30,000. The remaining 480,000 shares were written down to the estimated fair value of $0.125 per share, resulting in a loss of $90,000 during the year ended December 31, 2006. As of December 31, 2007, due to the uncertainty of realization, the Company recorded an impairment loss of $60,000 representing the carrying value of the remaining 480,000 shares.

NOTE 5 – NOTES PAYABLE

Effective July 1, 2005, the Company issued a promissory note in the amount of $70,000 in settlement of an unpaid account payable which is unsecured and due on demand. The note bore interest at 18% per annum. At December 31, 2007, the note was paid in full (2006: $22,953).

Effective June 1, 2006, the Company issued a promissory note in the amount of $50,000 which was unsecured and due on demand. The note bore interest at 10% per annum. On June 15, 2007, the Company issued 157,691 common shares at $0.35 per share to retire the outstanding balance of the note, including principal and interest, of $55,192.

During the year ending December 31, 2007, the Company issued ten promissory notes totaling $420,000 which are unsecured, due on demand, and bear interest at 12.5% . During the first quarter of 2007 the Company repaid three promissory notes totaling $65,000 plus fixed interest charges of $8,125. As of December 31, 2007, seven promissory notes totaling $355,000 plus accrued interest charges of $44,375 remain outstanding, for a total of $399,375.

NOTE 6 – LOANS PAYABLE

Effective April 28, 2006 the Company entered into three convertible loan agreements which were secured by the assets of the Company’s subsidiary Petrogen. The loans bear interest at LIBOR plus 5% per annum, and interest is payable each quarter commencing six months after the first receipt of funds. The first note of $275,000 was due on April 1, 2007, and was converted into 1,375,000 common shares on May 7, 2007. The second note of $275,000 was due on June 13, 2007, and converted into 1,375,000 common shares on June 25, 2007. The remaining note of $285,000 was due one year after receipt of funds, being September 7, 2007. On March 14, 2007, $134,750 was repaid in cash and on September 26, 2007, $75,000 was converted into 375,000 common shares, leaving a balance of $75,250 plus $3,867 in accrued interest.

These convertible loan agreements had a ratchet provision adjusting the conversion price downward based on any subsequent equity issuances at prices less than the original conversion price of $1.00 per share (post-reverse split). The original conversion price was $1.00 but was adjusted to $0.20 pursuant to a private placement at $0.20 per common share during the year ended December 31, 2006. In connection with this provision, the Company recorded in 2006 the beneficial conversion feature resulting from the repricing of the conversion feature as non-cash financing fees of $626,250 which represents the difference between the original conversion price and the adjusted conversion price.

The first interest payment on all loans of $21,463 due on October 28, 2006 was paid by the Company on December 29, 2006 by issuing an aggregate of 30,123 common shares to the secured parties.

During the year ended December 31, 2007, the Company issued an aggregate of 90,272 common shares to the secured parties for the accrued interest outstanding at December 31, 2006 of $21,625, March 31, 2007 of $20,599, and June 30, 2007 of $3,583

On September 10, 2007, the Company received a demand notice (the “Demand”) for the immediate payment of the Note in the amount of $75,250 plus $3,867 of accrued interest. The Note carried a guaranteed security agreement (“GSA”) over the assets of Petrogen as collateral to the GSA. Petrogen defaulted under the Note, whereby the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation under the Note. The Note Holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 the Company and Petrogen consented to the proposal. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen.; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors, as described under TEXAS BUSINESS & COMMERCE CODE §9.622. Once title has been legally transferred from Petrogen to the note holder, Petrogen will no longer owns any assets in the United States and as such, will be preparing Petrogen for wind-up and dissolution. As of December 31, 2007, legal title to the properties has not been transferred to the note holder. The Company anticipates transferring these properties during the second quarter of 2008.

- F18 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 7 – ACQUISITIONS

SAN ENRIQUE PETROLERA S.A.

On August 18, 2006, the Company entered into a share purchase agreement (“SPA”) with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. In order to secure the rights to purchase SEPSA, an Escrow Agreement (the “Escrow”) was entered into between the Company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby the Company issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of Pluris Energy Group Inc., which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and the Company. In the event that the Bond is transferred from the Company to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of the Company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of the Company at the Company’s discretion. This Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA.

One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. In October of 2006, SEPSA provided the four JV participants to TDF, notification of the Company having won the bid to purchase SEPSA, and under such notification, those JV participants were provided with 30 days to match the Company’s allocation on the TDF property, or pass on their ROFR, thereafter enabling the Company to complete its acquisition of SEPSA, inclusive of all or part of SEPSA’s interests in the TDF property. Prior to the end of that 30 day notification period, two of the four JV participants commenced proceedings against SEPSA in the Argentine Commercial Courts seeking intermediary action pursuant to their rights under the terms of the JV’s ROFR. On March 22, 2007 the Company was advised by SEPSA that as an outcome to those proceedings, two injunctions were imposed by the Argentina National Commercial Court of Appeals on behalf of Apco Argentina Inc. (“Apco”) and Antrim Energy Inc. (“Antrim”) prohibiting the sale of SEPSA’s shares to Pluris until such time as the ROFR issues between SEPSA, Apco and Antrim are resolved.

As a result of the injunctions imposed by Apco and Antrim, based upon the confirmation by the National Commercial Court of Appeals of the injunctions, on April 23, 2007, the Company informed SEPSA’s shareholders that they should abstain from selling or disposing in any manner to any third party any of the Shares that SEPSA have undertaken to sell to the Company under the terms of the SPA and that SEPSA should abstain from disposing any of the assets it owned at the time the SPA was signed. In response, SEPSA informed the Company of its unilateral repudiation of the SPA, stating that as an effect of the injunctions imposed by Apco and Antrim, the SPA could be terminated. The Company maintains that the terms of the SPA clearly stipulate that any dispute arising under the SPA must be mutually addressed between the Company and SEPSA through the International Chamber of Commerce, Paris, France. Therefore, the Company commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (the “ICC”), requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect and to award damages incurred by the Company. In December of 2007, SEPSA and the Company completed the execution of Terms of Reference (the “TOR”), whereby under the TOR, SEPSA and the Company mandated to the ICC the specific issues that the ICC should address related to both parties complaints and to what issues the ICC should make declarations under pursuant to the arbitral proceedings between SEPSA and the Company. Under the TOR, there is a specific schedule that has been agreed upon between SEPSA, the Company and the ICC, whereby the Company and SEPSA must submit to the ICC, specific requested materials at specific dates in order to move the arbitral process towards a conclusion. As at the December 31, 2007, both SEPSA and the Company have filed their respective offerings of evidence related to their specific claims and the parties are awaiting a reply from the ICC arbitral tribunal as to what evidence that has been offered by both parties will be accepted by the tribunal. The Company has claimed damages in the form of loss of revenue from July 1, 2006 through to the current date; loss of business opportunity related to increases to the values of assets owned and/or controlled by SEPSA and loss of out of pocket expenses from the inception of the Company’s efforts to win the bid and complete the acquisition of SEPSA. SEPSA has filed a counter claim for recovery of legal expenses and translation fees incurred to date related to the dispute between it and the Company. There is no determination as to the length of time necessary for the ICC to make any final determinations pursuant to the TOR and in that regard; the Company does not know what those final determinations may be. The Company believes that its position related to the claim it has filed against SEPSA is substantive and that the issues pertaining to and being sought for resolution by the Company through the arbitral proceedings between SEPSA and the Company can be resolved, and that completion of the acquisition of SEPSA by the Company could occur.

- F19 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

CLEAR S.R.L.

In November 2007, the Company entered into a Letter of Intent agreement (“LOI”) with Clear S.R.L. ("Clear")., whereby the Company retains the exclusive right to purchase and develop up to 100% of Clear's 186 square kilometer Cerro Negro concession, Chubut Province, Golfo San Jorge Basin, Argentina ("Cerro Negro"). Under the terms of the agreement between Clear and the Company, the Company has the right to purchase Cerro Negro subject to the satisfactory outcome of due diligence related to Cerro Negro performed by the Company, which includes commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon the Company’s satisfaction of the due diligence, the Company and Clear shall negotiate and execute a mutually accepted Purchase and Sale Agreement (the “PSA”) between the Company and Clear. Subsequent to December 31, 2007, the Company satisfactorily completed the due diligence and in collaboration with Clear, has moved into the final negotiations related to the drafting of a mutually agreeable PSA which is anticipated to be executed within the second quarter of 2008. Upon closing of the PSA, the Company will have a specified period of time pursuant to the terms of the PSA to complete the acquisition of Cerro Negro and will immediately thereafter commence drilling, development and expansion of Cerro Negro.

In connection with the purchase and development of Clear’s Cerro Negro concession, the Company’ subsidiary Pluris BVI issued a US$840,000 convertible, non-retractable redeemable unsecured bond (the “CN Security Bond”) as a security instrument pursuant to the terms of the LOI. Terms under the LOI pursuant to the CN Security Bond stipulate that in the event that the Company does not perform according to the LOI terms, the CN Security Bond will be transferred to Clear. The CN Security Bond may be converted into common shares of the Company at prices ranging from $3.25 per common share to $9.25 per common share. The CN Security Bond’s maturity date is September 30, 2011 and the interest rate is LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest under the CN Security Bond can be converted into common shares of the Company at its discretion. If the Company completes the acquisition of Cerro Negro or if the parties are unable to reach a definitive PSA, the CN Security Bond will be returned to the Company’s treasury and cancelled. At December 31, 2007 the Company maintains ownership of the Bond. The CN Security Bond will not be considered issued and outstanding for accounting purposes until such time as the CN Security Bond is transferred to Clear.

Completion of the Cerro Negro acquisition by the Company is subject to agreement on final terms of the PSA being reached by Clear and the Company and the Company raising the funds necessary to complete the transaction.

BUENOS AIRES OIL & GAS COMPANY

In December 2007, the Company entered into a LOI to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company (the “BAO”) as a wholly owned operating subsidiary to the Company, which holds leasehold interests primarily located in the Neuquén Basin, Rio Negro Province, Argentina. Under the terms of the LOI, the Company has the right to purchase 100% of the shares of BAO subject to the satisfactory outcome of due diligence related to BAO performed by the Company, which includes corporate, commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon the Company’s satisfaction under the due diligence, the Company and BAO shall negotiate and execute a mutually acceptable SPA.. Completion of the BAO acquisition by the Company is subject to satisfactory completion of due diligence, agreement on final terms of the SPA which shall remain confidential until completion and the Company raising the funds necessary to complete the transaction

- F20 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, management fees of $360,000 (2006: $265,866) were incurred to a private company, which provides the services of a director and officer of the Company. The Company is committed to pay this party $30,000 in management fees per month. In May 2007, this officer converted $3,000 of unpaid fees into 3,000,000 Series A preferred shares. In June 2007, this party converted $140,000 of unpaid fees into a private placement consisting of 560,000 units at $0.25 per unit. In December 2007, this party exercised 1,250,000 stock appreciation rights which resulted in $875,000 owing to this party. The Company settled this debt plus an additional $75,000 owing to the officer and director for the exercise of 100,000 stock appreciation rights by issuing 1,250,000 common shares for the exercise of 1,250,000 stock options at $0.50, 100,000 common shares for the exercise of 100,000 stock options at $0.45 granted directly to the officer, and 560,000 common shares for the exercise of 560,000 share purchase warrants at $0.50. At December 31, 2007 this party is owed $nil by the Company (2006: $105,162 was owed by the Company). The agreement with this party can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement.

During the year ended December 31, 2007, consulting fees of $7,900 (2006: $18,000) were incurred to a director of the Company. In May 2007, this director converted $200 of unpaid fees into 200,000 Series A preferred shares. On August 22, 2007, this director resigned; no severance fees were paid and none are owed. At December 31, 2007, this director is owed $NIL (2006: $1,000) for unpaid fees. Pursuant to the terms of a Shareholders Agreement entered into between this director and the Company related to the issuance of the Series A preferred shares, subsequent to the resignation of this director, 200,000 Series A preferred shares have been returned to the Company’s treasury and cancelled.

During the year ended December 31, 2007, management fees of $216,000 (2006: $120,000) were incurred to an officer and director of the Company, of which $13,500 was allocated to discontinued operations for work relating to the US oil and gas properties. The Company is committed to pay this party $18,000 in management fees per month. In May 2007, this officer converted $1,200 of unpaid fees into 1,200,000 Series A preferred shares. In June 2007, this party converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.25 per unit. In December 2007, this party exercised 750,000 stock appreciation rights which resulted in $525,000 owing to this party. The Company settled this debt by issuing 750,000 common shares for the exercise of 750,000 stock options at $0.50, 120,000 common shares for the exercise of 120,000 share purchase warrants at $0.50 and the issuance of 75,000 common shares for the remaining $90,000. At December 31, 2007, this party is owed $98,300 (2006: $20,500) for unpaid management fees. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 6 months of monthly fees within 10 business days of the termination date.

During the year ended December 31, 2007, management fees of $66,000 (2006: $64,000) were incurred to an officer of the Company. At December 31, 2007, this officer is owed $7,500 (2006: $NIL) for management fees due. The Company is committed to pay this officer $5,500 in management fees per month. This agreement can be terminated by the Company at any time by providing 30 days written notice. On January 24, 2008, this officer resigned but agreed to remain as a consultant until the Company found a suitable replacement.

During the year ended December 31, 2007, management fees of $9,000 (2006: $NIL) plus a bonus of $45,000 (2006: $7,000) were incurred to a director of the Company. In May 2007, this director converted $400 of unpaid fees into 400,000 Series A preferred shares. In June 2007, this director converted $45,000 of unpaid fees into a private placement consisting of 180,000 units at $0.25 per unit. At December 31, 2007, this director is owed $2,600 (2006: $NIL) for unpaid fees. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the year ended December 31, 2007, consulting fees of $7,500 (2006: $30,000) were incurred to a relative of a director of the Company. In June 2007, this consultant converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.25 per unit. At December 31, 2007, this individual is owed $NIL (2006: $22,500) for consulting fees due. This consulting agreement expired on March 31, 2007 and no further fees are due.

At December 31, 2007, the Company recorded an accrued liability of $421,250, which is included in management and consulting fees, related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in Note 9.

- F21 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9 – CAPITAL STOCK

Common Shares
Effective September 12, 2006, the Company completed a five for one reverse stock split of the authorized, issued and outstanding common stock. As a result, the authorized capital has decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital has decreased from 68,249,605 shares of common stock to 13,649,921 shares of common stock. All references to the issuance, granting, and exercising of common stock, stock options and warrants and loss per share amounts in these financial statements have been adjusted to reflect the effect of the five for one reverse stock split. The Company then increased its authorized capital to 250,000,000 share of common stock.

The Company has estimated the fair value of attached warrants to unit private placements to be 10% of the private placement proceeds. In 2006, five of eleven private placements had warrants attached and the total proceeds from these private placements were $518,040; therefore 10% or $51,804 was allocated to the 291,549 warrants granted.

The Company has estimated the fair value of the attached warrants to be 10% of the private placement proceeds. Two of the private placements had warrants attached and the total proceeds from these private placements were $481,000; 10% or $48,100 was allocated to the 1,855,429 warrants granted.

Private Placement Proceeds
During the fourth quarter of 2007, the Company entered into seven subscription agreements to purchase of common shares of the Company at prices ranging from $0.25 - $0.60 per share. The total amount of shares subscribed is 335,567 for total cash proceeds of $102,520. The Company expects to close and issue the shares during the first quarter of 2008. Theses funds are considered unsecured non interest bearing loans until the shares are issued.

Warrants
A summary of the Company’s warrants outstanding and the changes for 2007 and 2006 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2005	761,400	$2.25
Issued	291,549	4.46
Exercised / Cancelled / Expired	(746,400)	-

Balance, December 31, 2006	306,549	4.32	0.09 years
Issued	1,855,429	0.52
Exercised / Cancelled / Expired	(1,185,425)	0.50

Balance December, 2007	976,553	$0.54	1.33 years

The 976,553 warrants are exercisable as follows; 805,124 warrants at $0.50 per share until June 28, 2009, 71,429 warrants at $0.70 per share until July 25, 2008 and 100,000 warrants at $0.70 per share until July 11, 2008.

Preferred Shares
In May 2007, three directors, (one of whom is also an officer) and another officer converted $4,800 of unpaid fees into 4,800,000 Series A, $0.001 par value, preferred shares. Each preferred share will have 10 votes, whereas each common share has only one vote. In the event the Company at any time or from time to time after the original date of issuance of the Series A Preferred Stock shall declare or pay any dividend or make any other distribution on the Corporation’s common stock payable in common stock or effect a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock), then the number of votes per share of Series A Preferred Stock shall be proportionately increased, concurrently with the effectiveness of such stock dividend, stock distribution or subdivision. Otherwise, the Series “A” preferred shares do not participate in any assets or dividends of the Company. Each of the four holders of the series “A” preferred shares as described have entered into an agreement with the Company (the “Shareholder Agreement”) that stipulates that at any time the holder thereof discontinues acting as an officer or director of the Company for any reason whatsoever, whether by mutually agreed upon termination of tenure, dismissal for cause or without cause, etc., the departing director or officer will immediately therewith return to treasury, those series “A” preferred shares issued in the name of said officer or Director for cancellation. On August 22, 2007, one of the Directors resigned and as a result, 200,000 preferred shares with a value of $200 were cancelled. As of December 31, 2007, the Company had 4,600,000 Series A preferred shares outstanding. See Note 8.

- F22 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

During the year ended December 31, 2007, the Company granted a total of 4,765,000 stock options to directors, officers and consultants of the Company at exercise prices ranging from $0.25 - $0.57 per common share with expiry dates ranging from April 26, 2008 to April 26, 2017. Of these stock options 3,885,000 vested and 880,000 vest over a one year period. The Company estimated the fair value of the 4,765,000 stock options granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 4.87% and an expected volatility of 116% - 117% resulting in a stock-based compensation expense of $1,703,700 of which $1,569,807 was expensed to December 31, 2007 and the remaining $124,893 will be expensed on vesting.

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

Effective July 18, 2007, the Company adopted an “Equity Incentive Plan” (the “EIP”), the maximum aggregate number of shares of Common Stock that may be issued and sold under all Awards granted under the EIP shall be equal to 20% of the issued and outstanding common stock (on a fully diluted basis). To date the Company has registered 2,000,000 common shares under a Form 8 Registration Statement filed with the United States Securities and Exchange Commission.

- F23 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 10 – STOCK OPTION PLANS (CONTINUED)

A summary of the options outstanding is as follows:

	Number of		Exercise		Weighted Average	Remaining	Aggregate
	Options	Date of Issue	Price	Expiry Date	Exercise Price	Contractual Life	Intrinsic Value

Outstanding, December 31, 2005	1,026,055				$2.20	4.47 years

Granted during the period	140,000	01-Jan-06	1.50	01-Jan-07
	1,000,000	22-Sep-06	0.35	22-Sep-11

Exercised during the period	(140,000)		1.50	07-Mar-06
	(40,777)		1.25	10-Sep-06
	(13,222)		1.25	04-Mar-14
	(6,000)		1.25	04-Mar-14
	(20,000)		1.50	22-Jul-14
	(12,060)		3.75	22-Jul-14
	(1,000,000)		0.35	22-Sep-11

Expired/cancelled during the period	(77,600)		2.50	12-Feb-06
	(60,000)		2.50	10-Sep-06
	(29,067)		3.75	10-Sep-06
	(120,000)		1.25	01-Nov-08
	(112,000)		1.25	01-Nov-13

Outstanding, December 31, 2006	535,329				$2.51	4.30 years

Expired/cancelled during the period	(28,080)		1.25	04-Mar-07
	(98,532)		2.50	04-Mar-07
	(75,000)		3.75	04-Mar-07
	(14,777)		1.25	04-Mar-14
	(14,000)		1.25	04-Mar-14
	(40,000)		2.50	04-Mar-14
	(7,940)		3.75	22-Jul-14
	(20,000)		5.00	22-Jul-14
	(45,000)		2.50	1-Jul-15
	(100,000)		0.45	26-Apr-08

Granted during the period	300,000	27-Apr-07	0.45	26-Apr-08
	2,400,000	27-Apr-07	0.50	26-Apr-17
	350,000	27-Apr-07	0.50	26-Apr-12
	250,000	01-Jul-07	0.50	26-Apr-12
	45,000	01-Sep-07	0.35	31-May-08
	120,000	01-Augl-07	0.54	31-Jul-10
	900,000	19-Jul-07	0.35	19-Jul-12
	60,000	24-Jul-07	0.57	31-Jul-10
	100,000	22-Aug-07	0.35	21-Aug-08
	90,000	01-Sep-07	0.45	30-Aug-08
	100,000	01-Oct-07	0.25	01-Oct-08
	50,000	01-Nov-07	0.50	01-Nov-08

Exercised during the period	(900,000)		0.35	19-Jul-12
	(100,000)		0.45	26-Apr-08
	(175,000)		0.50	26-Apr-12
	(2,300,000)		0.50	26-Apr-17
	(45,000)		0.35	31-May-08
	(87,822)		0.45	30-Aug-08
	(100,000)		0.25	01-Oct-08
	(50,000)		0.50	01-Nov-08

Outstanding, December 31, 2007	1,099,178				$0.53	3.93 years	$237,903

Exercisable, December 31, 2007	781,678						$162,028

- F24 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 10 – STOCK OPTION PLANS (CONTINUED)

A summary of the status of the Company’s unvested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted-Average
		Grant-Date
Unvested shares	Number of Shares	Fair Value
Unvested at January 1, 2007	-	$-
Granted	4,765,000	0.46
Vested	4,447,500	0.51
Unvested at December 31, 2007	317,500	$0.51

NOTE 11 – STOCK APPRECIATION RIGHTS

The Company has authorized the granting of stock appreciation rights (“SARs”). A SAR can be awarded to directors, officers, and consultants that entitle these grantees to receive cash or shares of common stock, or a combination of both, with each right having a value on the date the stock appreciation right is exercised equal to the excess of the market value of a share of common stock at the time of exercise over the base price per share set forth on the grant date.

Since the SARs could be settled by cash, the Company must recognize the related liability in accordance with SFAS 123 (R) which requires that the liability be measured at fair value and revalued at each reporting date through final settlement. Fair value is calculated using the same assumptions and option pricing model that is used to compute the fair value of stock options.

During the year ending December 31, 2007, the Company granted 3,885,000 SARs to directors, officers and consultants of the Company at exercise prices ranging from $0.35 - $0.50 per right with expiry dates ranging from April 26, 2008 to July 19, 2017. Of these SARs 3,185,000 vested immediately and 700,000 vest quarterly over a one year period. The Company estimated the fair value on granting of the 3,885,000 SARs by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 4.87% and an expected volatility of 116% - 117% resulting in a stock-based compensation expense of $1,413,000 of which $1,336,599 was expensed to December 31, 2007 and the remaining $76,401 will be expensed on vesting.

During the year, 100,000 SARs expired after the resignation of a director.

In November, 2007, 3,160,000 SARs were exercised at exercise prices ranging from $0.35 - $0.50 per right. The fair value of the SARs on the dates of exercise was $2,248,500, resulting in an additional stock-based compensation expense of $911,901. The fair value at the date of exercise was determined by multiplying the number of SARs exercised by the difference between the market price of common stock at the date of exercise and the exercise price of the SARs.

The total SARs liability of $2,248,500 was settled by the exercise of options and warrants held by certain holders where payment was applied against the SARs liability owing (a total of $2,095,920), cash of $2,500 and the issuance of 124,458 shares at the market price of $1.20 for $149,350, leaving a balance owing of $730.

At December 31, 2007, the Company recorded an accrued liability of $421,250, which is included in management and consulting fees, related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

At December 31, 2007 a total of 625,000 SARs granted were unexercised, of which 237,500 were unvested. The Company estimated the fair value of the 625,000 SARs at December 31, 2007 by applying the fair value method using the Black-Scholes option pricing model using an expected life of one-quarter to three years, a risk-free interest rate of 4.87% and an expected volatility of 116% - 117% resulting in a fair value of $285,250. This resulted in an additional stock-based compensation expense of $84,100 for a total of $199,500 accrued on vested and unexercised SARs at December 31, 2007, and an additional $9,349 for a total of $85,750 which will be expensed on vesting.

The Company is committed to issue an aggregate of 16,575,000 additional SARs as per outstanding management and consulting agreements entered into during 2007. Refer to Note 13.

- F25 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 11 – STOCK APPRECIATION RIGHTS (CONTINUED)

A summary of the stock appreciation rights is as follows:

	Number of	Date of	Exercise		Weighted Average	Weighted Average	Aggregate
	SAR	Issue	Price	Expiry Date	Exercise Price	Remaining Contractual Life	Intrinsic Value

Balance, December 31, 2006	-

Granted during the year	300,000	27-Apr-07	0.45	26-Apr-08
	2,000,000	27-Apr-07	0.50	26-Apr-17
	750,000	27-Apr-07	0.50	26-Apr-12
	250,000	01-Jul-07	0.50	26-Apr-12
	45,000	01-Sep-07	0.35	31-May-08
	250,000	19-Jul-07	0.35	19-Jul-12
	200,000	19-Jul-07	0.35	19-Jul-17
	90,000	01-Sep-07	0.45	30-Aug-08

Exercised / expired during the year	(200,000)		0.45	26-Apr-08
	(2,000,000)		0.50	26-Apr-17
	(475,000)		0.50	26-Apr-12
	(45,000)		0.35	31-May-08
	(90,000)		0.45	30-Aug-08
	(250,000)		0.35	19-Jul-12
	(200,000)		0.35	19-Jul-17

Balance, December 31, 2007	625,000				$0.49	3.68 years

Exercisable, December 31, 2007	387,500				$0.49	3.29 years	$101,875

At December 31, 2007 the Company has an outstanding liability on the vested portion of the outstanding SARs and the estimated fair value of the unvested portion of the SARs is $85,750. The Company has commitments to grant additional SARs to certain officers and directors. Refer to Note 13.

NOTE 12 – INCOME TAXES

As at December 31, 2007, the Company and its subsidiaries have net operating loss carryforwards of approximately $16,000,000 that result in deferred tax asset. These loss carryforwards will expire, if not utilized, through 2021. Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

The Company’s income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:

	December 31,	December 31,
	2007	2006
Net Operating Loss	$	$
Net loss per financial statements	$(7,505,227)	$(5,707,701)
Add / (deduct):
Stock based compensation	1,778,306	413,400
Depreciation, net of depreciation for income tax purposes	5,241	15,034
Financing fees	-	626,250
Impairment of oil and gas properties	(2,135,036)	2,025,232
Write-down of other investments and assets	60,000	90,000
Non deductible meals and entertainment	4,318	5,563

Taxable loss for the year	(7,792,398)	(2,532,222)
Federal and state statutory rate	35%	35%
Expected tax recovery	(2,727,339)	(886,278)
Valuation allowance	2,727,339	886,278
Income tax expense	$-	$-

- F26 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 12 – INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	December 31,	December 31,
	2007	2006

Deferred income tax assets:
Operating losses available for future periods	$5,822,182	$3,094,843
Property and equipment	6,601	13,437
Oil and gas properties	-	708,831
Other investments	52,500	31,500

	5,881,283	3,848,611
Valuation allowance	(5,881,283)	(3,848,611)

Net deferred income tax assets	$-	$-

The Company has not filed income tax returns for several years for the consolidated group in the United States. The taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions.

Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to intercompany charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

Disclosure concerning certain carry-forward tax pools, temporary and permanent timing differences in tax basis versus reported amounts may be impacted by assessing practices and tax code regulations when income tax returns are filed up to date. As a 100% valuation allowance has been provided against deferred tax assets reported in these financial statements, there would be no significant net impact to the current and deferred income tax disclosures or reconciliations reported.

Although management is currently not able to make a measurable provision for possible liability for penalties and interest, if any, at this time, the Company may be liable for such amounts upon assessment.

NOTE 13 – CONTINGENCIES AND COMMITMENTS

The Company operates in the field of oil and gas exploration and is therefore subject to state and federal environmental regulations. Due to the diversity of these regulations compliance at all times cannot be assured.

On April 30, 2007, the Company commenced an arbitral action against SEPSA through the ICC requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to the Company 100% of the shares of SEPSA and to award damages incurred by the Company related to its out of pocket expenses, loss of business opportunity and loss of revenue. SEPSA subsequently filed a counter claim with the ICC seeking awards in the form of its legal fees and translation costs related to the dispute. Refer to Note 7.

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

- F27 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 13 – CONTINGENCIES AND COMMITMENTS (CONTINUED)

On January 1, 2007, the Company entered into five five-year-term management consulting agreements. Of the five, three were with directors and/or officers of the Company, or their private companies. The agreements provide for remuneration on a monthly basis totalling $66,000. The Company has the right in all of the five consulting agreements to terminate the agreements without cause by providing 30 days written notice. Upon termination of one of the agreements, the Company is required to pay a certain officer severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement. Upon termination of another of the agreements with a certain officer, the Company is required to pay this officer severance of 6 months of monthly fees within 10 business days of the termination date. In addition to the equity awards agreed upon under the EIP between consulting companies providing the services of certain officers to and on behalf of the Company, the Company will accrue sums equivalent to the gross tax payable by reason of receipts of equity awards granted and exercised under the EIP. Of these five agreements entered into by the Company, two have terminated; the remaining three agreements provide for the granting of a total of 16,700,000 stock options and 16,700,000 stock appreciation rights, in aggregate, over the five year terms of the agreements. As of December 31, 2007, 2,300,000 stock options and 2,300,000 stock appreciation rights have been granted, the remaining 14,400,000 options and 14,400,000 stock appreciation rights vest over the remaining term ending January 1, 2012.

On July 1, 2007, the Company entered into a five-year-term management consulting agreement. The agreement provides for a signing bonus of $20,000, the issuance of 100,000 shares of unrestricted common stock and a monthly remuneration of $10,000. The Company has the right to terminate the agreement without cause by providing 30 days written notice. Upon termination of the agreement, the Company is required to pay this consultant severance of 6 months of monthly fees within 10 business days of the termination date. This agreement provides for the granting of 2,225,000 stock options and 2,225,000 stock appreciation rights, in aggregate, over the five year term. As of December 31, 2007, 250,000 stock options and 250,000 stock appreciation rights have been granted, the remaining 1,975,000 stock options and 1,975,000 stock appreciation rights vest over the remaining term ending July 1, 2012.

NOTE 14 – SUBSEQUENT EVENTS

On March 1, 2008, the Company entered into a one year term agreement for provision of services to the Company. The Company is committed to paying a monthly fee of $3,000 and to provide 100,000 options of the Company and 100,000 stock appreciation rights of the Company. The agreement automatically renews for four consecutive one-year terms unless either party terminates the agreement by providing thirty days written notice. The Company can terminate the agreement without cause by providing 30 days written notice.

On March 28th, 2008, the Company issued 335,567 common shares for $102,520 in private placement proceeds received during the fourth quarter of 2007, The Company also issued 128,000 common shares for $64,000 in private placement proceeds received during the first quarter of 2008. This private placement unit offering consisted of 128,000 units at $0.50 per unit, each unit consisting of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $0.75 for one year.

Subsequent to December 31, 2007, the Company received $445.000 by way of five promissory notes which are unsecured, due on demand, and bear a flat interest charge of 12.5% .

On March 28, 2008, the Company entered into an Amendment Agreement (the “Promissory Note Amendment Agreement”) whereby terms of certain promissory notes issued by the Company totaling $515,000 plus interest of $64,375 were amended providing for conversion into units (the “Units”) of the Company for all of or portions of the principal and interest accrued under those promissory notes at the time of conversion. Each Unit would be comprised of one common share of the Company priced at $0.35 and one common share purchase warrant. Each warrant is exercisable commencing 90 days subsequent to the conversion of accruals under those promissory notes for two years from the date of conversion at an exercise price of $0.70 per exercised warrant share.

On March 31, 2008, a total of $466,875 (including interest of $51,875) of promissory notes described under the Promissory Note Amendment Agreement were converted into 1,333,928 units of the Company. The Company issued 1,333,928 common shares at a price of $0.35 per common share and the holders retain the right commencing 90 days from the date of the conversion to exercise up to 1,333,928 common share purchase warrants of the Company at a price of $0.70 per exercised warrant share to March 30, 2010.

On April 8, 2008, the Company’s US subsidiary, Petrogen was wound-up and dissolved through filing for dissolution with the Colorado Secretary of State. All outstanding financial obligations, security interest liens, subordinate security interests, other subordinate liens and/or outstanding amounts invoiced to and/or held over Petrogen, if any, by third party creditors of Petrogen, have been fully discharged and terminated, resulting in the wind-up being completed with no further outstanding financial obligations. See Note 6.

- F28 -

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 15 – OTHER NON-CASH TRANSACTIONS

During the year ended December 31, 2007, the Company issued 90,272 common shares for settlement of accrued loan interest of $45,807, issued 3,125,000 common shares for the conversion of two convertible notes valued at $625,000, issued 332,191 common shares for the settlement of $222,057 of debt, issued 1,184,000 common shares for a private placement for non-cash proceeds of $296,000 which is the aggregate of $81,000 in unpaid consulting fees and $215,000 in unpaid management fees, issued 900,000 common shares for the exercise of stock options for non cash proceeds of $315,000, issued 100,000 common shares for services valued at $57,000, issued 2,707,822 common shares for the exercise of stock options in settlement of stock appreciation rights valued at $1,337,770, and issued 878,876 common shares for the exercise of share purchase warrants in settlement of stock appreciation rights valued at $439,438. Related to the exercise of SARs by certain officers and directors of the Company, an accrued liability of $579,250 has been recorded in accordance with certain provisions for tax accruals in the officers’ management consulting agreements.

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

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.        Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our company’s chief executive officer and chief financial officer.

Based on this evaluation, our company’s chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as at December 31, 2007 were not effective to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have identified, developed and begun to implement remedial measures in light of the findings of our company’s chief executive officer and chief financial officer assessment of the effectiveness of disclosure controls and procedures over financial reporting, to strengthen our company's disclosure controls and procedures. Our company’s chief executive officer and chief financial officer are currently developing a plan and timetable for the implementation of remedial measures intended to strengthen our disclosure controls and procedures. Upon finalization and board approval of the plan, our company’s chief executive officer and chief financial officer intend to implement the plan.

In light of the conclusion that our company's disclosure controls and procedures were ineffective as of December 31, 2007, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, management believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this annual report.

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our company’s financial reporting for external purposes in accordance with United States accounting principles generally accepted. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based upon that evaluation, we have concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2007 and these findings were reported to our management and board of directors. Management of the Company believes that the material weaknesses set forth in (2), (3) and (4) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee and a lack of a majority of independent directors on the Company’s board of directors resulting in the ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in material deficiencies in the Company’s determination to its financial statements for future years.

We are committed to improving our financial organization. As part of this, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company by doing the following: i) appointing one or more independent directors to our board of directors who shall additionally be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directs on the Company’s board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy that following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of the US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn-over issues within the department occur. This, coupled with the appointment of additional independent directors will greatly decrease any control and procedure issues that the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission.

Item 8B.        Other Information.

None.

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sacha H. Spindler	Chief Executive Officer, Chairman and Director	45	February 12, 2003
S. Sam Sen	President and Chief Operating Officer	48	February 1, 2005
Justin Perryman	Director	39	October 7, 2005

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December

31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
S. Sam Sen	3(1)	10	Nil
Sacha H. Spindler	4(1)	16	Nil
Brian Fiddler(2)	3(1)	5	Nil
Justin Perryman	5(1)	27	Nil
Timothy G. Russell(3)	2(1)	3	Nil

(1)           The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership.

(2)           Mr. Fiddler resigned as our chief financial officer on January 24, 2008.

(3)           Mr. Russell resigned as a director of our company on August 22, 2007.

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

Insider Trading Policy

On May 23, 2005, we adopted an insider trading policy ( the “Insider Trading Policy”). The establishment of the Insider Trading Policy allows us to assist our officers and directors to ensure compliance with federal securities laws which prohibit trading in the securities of a company on the basis of “inside” information. Our insiders and officers receive, as part of their compensation packages, shares of our restricted common stock for resale. Pursuant to the terms and provisions of the Insider Trading Policy, there are four blackout periods during which our directors and officers are prohibited from trading in our securities, these blackout periods begin on March 31st, June 30th, September 30th and December 31st of each fiscal year and end when two full trading days have passed on the N Over-the-Counter Bulletin Board stock market after we announce our results for the preceding fiscal period through quarterly and annual filings with the Securities and Exchange Commission.

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

Item 10.         Executive Compensation.

The particulars of compensation paid to the following persons (the “Named Executive Officers”):

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2007 and 2006 and whose total compensation exceeds $100,000 per year; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2007 and 2006, is set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sacha H. Spindler(1) CEO, Chairman	2007 2006	Nil Nil	Nil 148,750	Nil Nil	950,000 Nil	Nil Nil	Nil Nil	360,000 265,866	1,310,000 414,616
S. Sam Sen(1) President and COO	2007 2006	Nil Nil	Nil 353,250	Nil Nil	525,000 Nil	Nil Nil	Nil Nil	216,000 120,000	741,000 473,250
Brian Fiddler(1) CFO	2007 2006	Nil Nil	Nil 36,250	Nil Nil	Nil Nil	Nil Nil	Nil Nil	66,000 64,000	66,000 100,250

(1)

In addition to the equity awards agreed upon under the Equity Incentive Plan, our company accrues sums on behalf of the officers equivalent to the gross tax payable by reason of receipts of equity awards granted and exercised.

(2)	Mr. Fiddler resigned as our chief financial officer on January 24, 2008.

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for the Named Executive Officers as at the year ended December 31, 2007, is set out in the following outstanding equity awards table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sacha H. Spindler	$ 52,000 $100,000	Nil Nil	Nil Nil	$0.75 $0.75	Mar-04-14 Jul-22-14	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Brian Fiddler(1)	$ 40,000 $ 75,000	Nil Nil	Nil 25,000	$0.75 $0.50	May-02-08 Apr-26-12	Nil Nil	Nil Nil	Nil 25,000	Nil $6,250
S. Sam Sen	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)         Mr. Fiddler resigned as our chief financial officer on January 24, 2008.

Director Compensation

The particulars of compensation paid to our directors for our year ended December 31, 2007 is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Timothy G. Russell(1)	$7,900	Nil	Nil	Nil	Nil	Nil	$ 7,900
Justin Perryman	$9,000	Nil	Nil	Nil	Nil	$45,000	$54,000

(1)         Mr. Russell resigned as a director of our company on August 22, 2007.

Stock Option Plan

On July 23, 2004, our board of directors unanimously approved and adopted a 2004 stock option plan (the “Stock Option Plan”), which provides for the granting of up to 1,200,000 shares of common stock. The purpose of the Stock Option Plan is to advance our interests and the interests of our shareholders by affording our key personnel opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the Stock Option Plan, stock options (the “Stock Options”) will be granted only to our key personnel, generally defined as a person designated by our board of directors upon whose judgment, initiative and efforts we may rely including any of our directors, officers, employees or consultants.

The Stock Option Plan is to be administered by our board of directors, which shall determine: (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to our board of directors to grant Stock Options to purchase a total number of shares of our common stock, not to presently exceed 1,200,000 shares of common stock as at the date of adoption by our board of directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan, our board of directors shall fix and determine the exercise price at which shares of our common stock may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to us.

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

The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, our board of directors may grant to any of our key personnel who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of our common stock allotted by the board of directors (the “Incentive Stock Options”). The option price per share of our common stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of our common stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, “fair market value” of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of our common stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by our board of directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

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

On July 18, 2006, our board of directors, pursuant to unanimous consent, approved the adoption of an “Equity Incentive Plan” (the “EIP”), that provides for the granting of specific awards (the “Awards), whereby the maximum aggregate number of shares of our common stock that may be issued and sold under all Awards granted under the EIP shall be equal to 20% of the issued and outstanding common stock (on a fully diluted basis) on the date of any particular grant. To date we have registered 2,000,000 common shares under a Form S-8 Registration Statement filed with the United States Securities and Exchange Commission under the EIP. Additionally, during 2007 we granted a total of 4,765,000 options at prices ranging from $0.25 to $0.57 and a total of 3,885,000 stock appreciation rights (“SARs”) at prices ranging from $0.35 to $0.50 under the EIP. During 2007, 3,157,822 SARs were exercised for a total amount of proceeds due by us to the grantees of $2,248,500, those amounts of which were used to offset the costs associated with the exercise of 2,707,822 options. We are committed during 2008 to grant to officers, directors and senior management of our company an aggregate 3,275,000 options and 3,275,000 SARs. Over the course of the remaining terms of contracts entered into by us for specific officers and senior management, we are committed to grant 16,575,000 options and 16,575,000 SARs inclusive of the 2008 commitments described above.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of March 17, 2008 for: (i) each shareholder we know to be the beneficial owner of 5% or more of shares of our common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after March 31, 2008. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission. As of March 31, 2008, we had 28,623,391 common shares issued and outstanding.

To the best of our knowledge, there are no voting arrangements with any of our other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Sacha H. Spindler c/o 2703 – 550 Pacific Street Vancouver, BC V6Z 3G2	7,124,262(2) common shares	24.9%
Soumitra (Sam) Sen c/o 2703 – 550 Pacific Street Vancouver, BC V6Z 3G2	2,670,000(3) common shares	9.3%
Justin Perryman 21720 Kingsland Blvd. Suite 30 Katy, Texas 77450-2513	773,898(4) common shares	2.7%
Directors and Executive Officers as a Group	10,568,160(5) common shares	36.9%

(1)         Based on 28,623,391 shares of common stock issued and outstanding as of March 31, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)         This figure includes: (i) 3,602,262 shares of common stock, of which 3,000,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan; (ii) the assumption of the exercise of 152,000 Stock Options into 152,000 shares of common stock; (iii) 2,870,000 restricted shares of common stock held by GT Venture Management, AG, a company wholly-owned by Sacha Spindler; and (iv) the assumption of the exercise of 500,000 Warrants into 500,000 restricted shares of common stock.

(3)         This figure includes 1,200,000 shares which are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan.

(4)         This figure includes 400,000 shares which are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan and the assumption of the exercise of 100,000 Stock Options into 100,000 restricted shares of common stock.

(5)         This figure includes: (i) 10,016,160 restricted shares of common stock, of which 4,800,000 shares are Escrowed Performance Shares subject to the terms and provisions of the Performance Stock Incentive Plan; (ii) the assumption of the exercise of 392,000 Stock Options into 392,000 shares of common stock and; (iii) the assumption of the exercise of 500,000 warrants into 500,000 restricted shares of common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.         Certain Relationships and Related Transactions, and Director Independence..

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

During the year ended December 31, 2007, management fees of $360,000 (2006: $265,866) were incurred to a private company controlled by a director and officer of our company. Our company is committed to pay this party $30,000 in management fees per month. In May 2007, this director and officer converted $3,000 of unpaid fees into 3,000,000 Series A preferred shares. In June 2007, this director and officer converted $140,000 of unpaid fees into a private placement consisting of 560,000 units at $0.35 per unit. In December 2007, this director and officer exercised 1,350,000 stock appreciation rights which resulted in $950,000 owing to this director and officer. We settled this debt by issuing 1,250,000 common shares for the exercise of 1,250,000 stock options at $0.50, 100,000 common shares for the exercise of 100,000 stock options at $0.45, and 560,000 common shares for the exercise of 560,000 share purchase warrants at $0.50. At December 31, 2007 this party is owed $44,181 by our company (December 31, 2006: $105,162 was owed by our company). The agreement with this party can be terminated by our company at any time by providing 60 days written notice. Upon termination of the agreement, we are required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in our company from January 1, 2007 until the date of the termination of this agreement.

During the year ended December 31, 2007, consulting fees of $7,900 (2006: $18,000) were incurred to a director of our company. In May 2007, this director converted $200 of unpaid fees into 200,000 Series A preferred shares. On August 22, 2007, this director resigned, no severance fees were paid and none are owed. At December 31, 2007, this director is owed $Nil (December 31, 2006: $1,000) for unpaid fees. Pursuant to the terms of a Shareholders Agreement entered into between this director and the Company related to the issuance of the Series A preferred shares, subsequent to the resignation of this director, 200,000 Series A preferred shares have been returned to the Company’s treasury and cancelled

During the year ended December 31, 2007, management fees of $216,000 (2006: $120,000) were incurred to an officer and director of the Company, of which $13,500 was allocated to discontinued operations for work relating to the US oil and gas properties. The Company is committed to pay this party $18,000 in management fees per month. In May 2007, this officer converted $1,200 of unpaid fees into 1,200,000 Series A preferred shares. In June 2007, this party converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.25 per unit. In December 2007, this party exercised 750,000 stock appreciation rights which resulted in $525,000 owing to this party. The Company settled this debt by issuing 750,000 common shares for the exercise of 750,000 stock options at $0.50, 120,000 common shares for the exercise of 120,000 share purchase warrants at $0.50 and the issuance of 75,000 common shares for the remaining $90,000. At December 31, 2007, this party is owed $98,300 (2006: $20,500) for unpaid management fees. This agreement can be terminated by the Company at any time by providing

60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 6 months of monthly fees within 10 business days of the termination date.

During the year ended December 31, 2007, management fees of $66,000 (2006: $64,000) were incurred to an officer of our company. At December 31, 2007, this officer is owed $7,500 (December 31, 2006: $Nil) for management fees due. Our company is committed to pay this officer $5,500 in management fees per month. This agreement can be terminated by our company at any time by providing 30 days written notice. On January 24, 2008, this officer resigned but agreed to remain as a consultant until we found a suitable replacement.

During the year ended December 31, 2007, consulting fees of $7,500 (2006: $30,000) were incurred to a relative of a director of our company. In June 2007, this consultant converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.35 per unit. At December 31, 2007, this individual is owed $Nil (December 31, 2006: $22,500) for consulting fees due. This consulting agreement expired on March 31, 2007 and no further fees are due.

During the year ended December 31, 2007, consulting fees of $9,000 (2006: $NIL) plus a bonus of $45,000 (2006: $7,000) were incurred to a director of our company. In May 2007, this director converted $400 of unpaid fees into 400,000 Series A preferred shares. In June 2007, this director converted $45,000 of unpaid fees into a private placement consisting of 180,000 units at $0.35 per unit. At December 31, 2007, this director is owed $2,600 (December 31, 2006: $Nil) for unpaid fees. Our company is committed to pay this director $1,000 per month. This agreement can be terminated by our company at any time by providing 30 days written notice.

Corporate Governance

We currently act with two (2) directors, consisting of Sacha Spindler and Justin Perryman.

We have determined that Justin Perryman is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of NASDAQ Market Place Rules.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

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

10.6	Assignment of Oil, Gas & Mineral Leases (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2007)

10.7	Consulting Agreement dated effective January 1, 2007 with GT Management AG (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.8	Consulting Agreement dated effective January 1, 2007 with Soumitra Sam Sen (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.9	Consulting Agreement dated effective January 1, 2007 with Brian Fiddler (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.10	Equity Incentive Plan dated effective July 18, 2007 (incorporated by reference from our Registration Statement on Form S-8 filed on July 18, 2007)

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

10.15

Form of Stock Option Agreement with Frontline Capital Corporation, KJM Capital Corporation, Alison M. Muir, Rasmus Trading Inc., Soumitra Sam Sen, Timothy G. Russell, GT Venture Management, AG, Sacha Spindler and Justin Perryman (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.16

Form of Stock Appreciation Rights Agreement with KJM Capital Corporation, Frontline Capital Corporation, Alison M. Muir, Rasmus Trading Inc., Soumitra Sam Sen, Timothy Russell, GT Venture Form 10-QSB filed on August 17, 2007) Management, AG, Sacha Spindler and Justin Perryman (incorporated by reference from our Quarterly Report on

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2005).

(21)	Subsidiaries

Petrogen, Inc., a Colorado company

Pluris Energy Group Inc., a British Virgin Islands company

(31)	Section 302 Certifications

31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Sacha Spindler.

(32)	Section 906 Certification

32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Sacha Spindler.

Item 14.         Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were approximately $70,320 for the year ended December 31, 2007 and $62,450 for the year ended December 31, 2006. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the year ended December 31, 2007, Dale Matheson Carr-Hilton LaBonte LLP billed $Nil for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above and $nil for the year ended December 31, 2006.

Tax Fees

For the year ended December 31, 2007, Dale Matheson Carr-Hilton LaBonte LLP billed $Nil, for fees for tax compliance, tax advice and tax planning services and $nil for the year ended December 31, 2006.

We do not use Dale Matheson Carr-Hilton LaBonte LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson Carr-Hilton LaBonte to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton LaBonte LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our audit committee pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton LaBonte LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton LaBonte LLP’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURIS ENERGY GROUP INC.

By: /s/ Sacha Spindler
Sacha H. Spindler
CEO, Chairman and Director
Principal Executive Officer and
Principal Financial Officer and
Principal Accounting Officer)

Date: April 15, 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Sacha Spindler
Sacha H. Spindler
CEO, Chairman and Director
Principal Executive Officer and
Principal Financial Officer and
Principal Accounting Officer)

Date: April 15, 2008.

By: /s/ Justin Perryman
Justin Perryman
Director

Date: April 15, 2008.