Form 10-Q
period 2008-03-31
PLURIS ENERGY GROUP INC
filed 2008-05-19
CIK 1057226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission File Number: 000-25579

PLURIS ENERGY GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0571853
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 2703 – 550 Pacific Street
Vancouver, British Columbia, Canada V6Z 3G2
(Address of principal executive offices) (zip code)

604.607.1677
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of April 29, 2008, there were 30,525,519 shares of the issuer’s common stock issued and outstanding, par value $0.001 and 4,600,000 shares of Series “A” preferred stock issued and outstanding, par value $0.001.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

F 1

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F-2
PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$133,951	$25,257
Restricted cash	38,781	38,781
Accounts receivable	-	2,225
Note receivable (Note 3)	31,008	-
Prepaids and deposits	45,983	96,527

	249,723	162,790

FURNITURE AND EQUIPMENT, net of depreciation of $49,516 (2007 - $48,347)	12,451	13,620
PROPERTY HELD FOR SALE
Oil and gas properties, unproved (Note 2)	-	79,117

	$262,174	$255,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,152,496	$1,606,230
Share based compensation liability	68,855	200,230
Convertible notes payable (Note 5)	112,500	-
Notes payable (Note 4)	208,125	399,375
Private placement subscription proceeds (Note 9)	38,000	102,520
Loans payable (Note 6)	-	79,117
Due to related parties (Note 8)	56,982	108,400

	1,636,958	2,495,872

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY (Note 9)
Common stock, $0.001 par value, 250,000,000 shares authorized
30,525,519 (2007 – 28,159,824) shares issued and outstanding	30,614	28,160
Additional paid-in capital	21,162,672	20,273,438
Convertible notes – equity component (Note 5)	73,935	-
Preferred stock, $0.001 par value, 100,000,000 shares authorized
4,600,000 issued and outstanding	4,600	4,600
Common stock purchase warrants	313,518	26,127
Deficit accumulated during the exploration stage	(22,960,123)	(22,572,670)

	(1,374,784)	(2,240,345)

	$262,174	$255,527

Subsequent Events (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

F 3

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			November 15,
			2001
	Three Months	Three Months	(Inception) to
	Ended March 31,	Ended March	March 31,
	2008	31, 2007	2008

EXPENSES
Depreciation	$1,169	$2,753	$49,516
General and administrative	352,298	99,671	2,779,849
Interest and finance fee expense (Notes 4 and 5)	419,954	31,109	781,513
Loss on settlement of debt	-	-	239,448
Management and consulting fees – (Note 8)	148,750	150,000	3,891,661
Management and consulting fees – stock based	(62,113)	-	7,407,088
Professional fees	93,391	88,379	2,093,554

LOSS FROM OPERATIONS	(953,449)	(371,912)	(17,242,629)

OTHER EXPENSES
Impairment of fixed assets	-	-	(25,285)
Non-recurring costs of share exchange	-	-	(417,800)
Impairment of investment	-	-	(150,000)
	-	-	(593,085)

LOSS FROM CONTINUING OPERATIONS	(953,449)	(371,912)	(17,835,714)

DISCONTINUED OPERATIONS (Note 2)
Results of oil and gas operations , net of taxes	565,996	(4,951)	(5,124,409)

NET LOSS	$(387,453)	$(376,863)	$(22,960,123)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,163,558	10,899,613

The accompanying notes are an integral part of these consolidated financial statements

F 4

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	November 15,
	ended March 31,	ended March 31,	2001 (inception)
	2008	2007	to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(953,449)	$(371,912)	$(17,835,714)
Non-cash items:
- depreciation	1,169	2,753	49,516
- accrued interest receivable	(3,345)	-	(3,608)
- accrued interest expense	42,625	22,924	234,902
- non-cash finance fee	380,744	-	380,744
- loss on settlement of debt	-	-	239,448
- accrued management fees	54,340	-	278,367
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation (recovery)	(62,113)	-	7,407,088
- expenses paid by the issuance of shares	43,750	-	2,249,744
- loss on write down of other investments	-	-	175,285
Changes in operating assets and liabilities
- accounts receivable	936	-	68,711
- prepaids and deposits	50,544	(5,541)	(9,368)
- accounts payable	106,093	(69,675)	1,828,732
Net cash used in continuing operations	(338,706)	(421,451)	(4,518,353)
Net cash from (used in) discontinued operations	-	4,397	(1,832,441)
NET CASH USED IN OPERATING ACTIVITIES	(338,706)	(417,054)	(6,350,794)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) disposal of furniture and equipment	-	3,080	(87,252)
Pre reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Proceeds on sale of other investments	-	-	30,000
Net cash from (used in) continuing investing activities	-	3,080	43,616
Net cash from (used in) discontinued investing activities	-	486,500	(2,618,447)
NET CASH FROM (USED IN) INVESTING ACTIVITIES	-	489,580	(2,574,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	96,000	193,500	5,932,870
Warrants	6,400	-	95,304
Restricted cash	-	10,000	(38,781)
Notes payable	345,000	2,250	650,404
Loans payable	-	(134,750)	700,250
Debenture payable	-	-	(138,302)
Loans receivable	-	-	925,000
Cash advances from former related parties	-	-	318,990
Advances from related parties	-	26,847	613,841
NET CASH FLOWS FROM FINANCING ACTIVITIES	447,400	97,847	9,059,576

INCREASE IN CASH	108,694	170,373	133,951
CASH, BEGINNING	25,257	129,440	-

CASH, ENDING	$133,951	$299,813	$133,951

Other non-cash transactions: Refer to Note 14.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$13,875
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

During the third quarter of 2006, the Company changed its principal focus to the acquisition and development of oil and gas properties in Argentina. In August 2006, the Company entered into an agreement to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. Refer to Note 7. As a result of the geographic change in the Company’s focus, the properties in the USA have been disposed of and accordingly have been classified as discontinued operations since December 31, 2006. Refer to Note 2.

In November 2007, the Company entered into a Letter of Intent agreement with Clear S.R.L., of Comodoro Rivadavia, Argentina ("Clear"), whereby the Company retains the exclusive right to purchase and develop up to 100% of Clear's 186,000 square kilometer Cerro Negro concession, Chubut Province, Golfo San Jorge Basin, Argentina ("Cerro Negro"). Refer to Note 7.

In December 2007, the Company entered into a Letter of Intent agreement to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company which hold leasehold assets primarily located in the Neuquén Basin, Rio Negro Province, Argentina. Refer to Note 7.

As at March 31, 2008, the Company has a working capital deficiency of $1,387,235 and has realized significant losses to date. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – PROPERTY HELD FOR SALE

	December 31,	Incurred in	December 31,	Incurred in	March 31,
	2006	the year	2007	the period	2008
Oil and Gas Properties, Unproved
Acquisition costs	$868,146	$(500,000)	$368,146	$-	$368,146
Exploration costs	2,665,123	15,014	2,680,137	-	2,680,137
	3,533,269	(484,986)	3,048,283	-	3,048,283

Less accumulated depletion and impairment	(2,160,514)	(808,652)	(2,969,166)	-	(2,969,166)
Less disposition of property	-	-	-	(79,117)	(79,117)

	$1,372,755	$(1,293,638)	$79,117	$(79,117)	$-

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 2 – PROPERTY HELD FOR SALE (CONTINUED)

Following a period of poor financial performance and continued losses on its United States oil and gas operations, the Company commenced a process to sell its United States oil and gas properties. Accordingly, the results of US oil and gas operations were classified as discontinued operations in the consolidated statements of operations and the assets were classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 and from November 15, 2001 (inception) to March 31, 2008 for operating activities and investing activities have been separated between continuing and discontinued operations.

The results from discontinued operations are summarized as follows:

	Three Months	Three Months	November 15, 2001
	ended March	ended March	(Inception) to
	31, 2008	31, 2007	March 31, 2008

Revenue - gas sales	$-	$13,694	$542,632

Operating Expenses
Depletion	-	94	25,643
Financing fees	-	-	871,850
Lease operating expenses	-	14,167	342,487
Impairment of oil and gas properties	-	1,704	2,943,523
General and administrative	-	2,680	2,049,534

Net operating loss	-	(18,645)	(6,233,037)
Gain on dissolution of United States subsidiary	565,996	-	565,996

Results of oil and gas operations	$565,996	$(4,951)	$(5,124,409)

On April 8, 2008, pursuant to the assignment of Petrogen’s assets, the Company’s US subsidiary, Petrogen was wound-up and dissolved through filing for dissolution with the Colorado Secretary of State. All outstanding financial obligations, security interest liens, subordinate security interests, other subordinate liens and/or outstanding amounts invoiced to and/or held over Petrogen, if any, by third party creditors of Petrogen, have been fully discharged and terminated as of January 8, 2008, resulting in the wind-up being completed with no further outstanding financial obligations. The Company has recognized $565,996 gain on write-off of payables arising from the settlement and dissolution of Petrogen and all of its outstanding financial obligations. Refer also to Note 6.

NOTE 3 – NOTE RECEIVABLE

During the three months ended March 31, 2008, the Company received a promissory note receivable for $27,663 bearing 12.5% per annum interest and due on December 31, 2008. At March 31, 2008, interest accrued amounted to $3,445 for total note receivable of $31,108. The note receivable arose from the deficiency on the exercise of 87,500 stock options at $0.50 per share.

NOTE 4 – NOTES PAYABLE

As at March 31, 2008 the Company has notes payable outstanding totaling $208,125 including accrued interest of $23,125 (December 31, 2007: $355,000 plus accrued interest charges of $44,375) which are unsecured, due on demand, and bear interest at 12.5% per annum. During the three months ended March 31, 2008, the Company issued an additional four promissory notes for $345,000 with the same terms as the previous notes, and then amended six of the promissory notes totaling $515,000 to include conversion terms. Refer to Note 5.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On March 28, 2008 (the “Amendment Date”), the Company entered into an Amendment Agreement (the “Promissory Note Amendment Agreement”) whereby terms of six promissory notes totaling $515,000 plus accrued interest of $64,375 were amended providing for conversion rights into units (“Units”) of the Company for all of or portions of the principal and accrued interest. Each Unit is priced at $0.35 and is comprised of one common share and one common share purchase warrant, each warrant of which is exercisable commencing 90 days subsequent to the date of the conversion for a period of two years from the date of conversion at an exercise price of $0.70 per warrant. The Company estimated the fair value of the conversion feature of the convertible notes at $380,744 which has been recorded as a financing fee, which is included in interest expense for the three months ended March 31, 2008.

On March 31, 2008, a total of $466,875 (including accrued interest of $51,875) of convertible notes were converted into 1,333,928 Units. Upon conversion of $466,875 of convertible notes, the Company recognized $266,786 as the fair value of warrants issued.

NOTE 6 – LOANS PAYABLE

On September 10, 2007, the Company received a demand notice (the “Demand”) for the immediate payment of an outstanding note payable in the amount of $75,250 plus $3,867 of accrued interest. The note carried a guaranteed security agreement (“GSA”) over the assets of Petrogen as collateral to the GSA. Petrogen defaulted under the Note, whereby the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation under the Note. The Note Holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 the Company and Petrogen consented to the proposal. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen.; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors, as described under TEXAS BUSINESS & COMMERCE CODE §9.622. Once title has been legally transferred from Petrogen to the note holder, Petrogen will no longer owns any assets in the United States and as such, will be preparing Petrogen for wind-up and dissolution. As of March 31, 2008, the Company completed assignment of Petrogen’s assets to the note holder. Refer also to Note 2

NOTE 7 – ACQUISITIONS

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

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 7 – ACQUISITIONS (CONTINUED)

SAN ENRIQUE PETROLERA S.A. (CONTINUED)

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

As a result of the injunctions imposed by Apco and Antrim, based upon the confirmation by the National Commercial Court of Appeals of the injunctions, on April 23, 2007, the Company informed SEPSA’s shareholders that they should abstain from selling or disposing in any manner to any third party any of the Shares that SEPSA have undertaken to sell to the Company under the terms of the SPA and that SEPSA should abstain from disposing any of the assets it owned at the time the SPA was signed. In response, SEPSA informed the Company of its unilateral repudiation of the SPA, stating that as an effect of the injunctions imposed by Apco and Antrim, the SPA could be terminated. The Company maintains that the terms of the SPA clearly stipulate that any dispute arising under the SPA must be mutually addressed between the Company and SEPSA through the International Chamber of Commerce, Paris, France. Therefore, the Company commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (the “ICC”), requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect and to award damages incurred by the Company. In December of 2007, SEPSA and the Company completed the execution of Terms of Reference (the “TOR”), whereby under the TOR, SEPSA and the Company mandated to the ICC the specific issues that the ICC should address related to both parties complaints and to what issues the ICC should make declarations under pursuant to the arbitral proceedings between SEPSA and the Company. Under the TOR, there is a specific schedule that has been agreed upon between SEPSA, the Company and the ICC, whereby the Company and SEPSA must submit to the ICC, specific requested materials at specific dates in order to move the arbitral process towards a conclusion. As at the December 31, 2007, both SEPSA and the Company had filed their respective offerings of evidence related to their specific claims and the parties are awaiting a reply from the ICC arbitral tribunal as to what evidence that has been offered by both parties will be accepted by the tribunal. As of March 31, 2008, the Company and SEPSA attended a hearing at the request of and before the ICC tribunal whereby both parties and the ICC tribunal agreed to move towards the ICC tribunal making a preliminary determination related to the arbitral dispute between the Company and SEPSA in the form of a partial damages award. In this regard, the Company has agreed to attend a formal hearing before the ICC tribunal during the month of May where certain officers and representatives of the Company will be interviewed by the ICC tribunal, and at which time the Company will be able to comment to the ICC tribunal about the Company’s position related to the unresolved matters between the Company and SEPSA. The Company has claimed damages in the form of loss of revenue from July 1, 2006 through to the current date; loss of business opportunity related to increases to the values of assets owned and/or controlled by SEPSA and loss of out of pocket expenses from the inception of the Company’s efforts to win the bid and complete the acquisition of SEPSA. SEPSA has filed a counter claim for recovery of legal expenses and translation fees incurred to date related to the dispute between it and the Company. There is no determination as to the length of time necessary for the ICC to make any final determinations pursuant to the TOR and in that regard; the Company does not know what those final determinations may be. The Company believes that its position related to the claim it has filed against SEPSA is substantive and that the issues pertaining to and being sought for resolution by the Company through the arbitral proceedings between SEPSA and the Company can be resolved, and that completion of the acquisition of SEPSA by the Company could occur.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 7 – ACQUISITIONS (CONTINUED)

CLEAR S.R.L.

In November 2007, the Company entered into a Letter of Intent agreement (“LOI”) with Clear S.R.L. ("Clear")., whereby the Company retains the exclusive right to purchase and develop up to 100% of Clear's 186 square kilometer Cerro Negro concession, Chubut Province, Golfo San Jorge Basin, Argentina ("Cerro Negro"). Under the terms of the agreement between Clear and the Company, the Company has the right to purchase Cerro Negro subject to the satisfactory outcome of due diligence related to Cerro Negro performed by the Company, which includes commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon the Company’s satisfaction of the due diligence, the Company and Clear shall negotiate and execute a mutually accepted Purchase and Sale Agreement (the “PSA”) between the Company and Clear. During the three months ended March 31, 2008, the Company satisfactorily completed the due diligence and in collaboration with Clear, has moved into the final negotiations related to the drafting of a mutually agreeable PSA which is anticipated to be executed within the second quarter of 2008. Upon closing of the PSA, the Company will have a specified period of time pursuant to the terms of the PSA to complete the acquisition of Cerro Negro and will immediately thereafter commence drilling, development and expansion of Cerro Negro.

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

If the Company completes the acquisition of Cerro Negro or if the parties are unable to reach a definitive PSA, the CN Security Bond will be returned to the Company’s treasury and cancelled. At March 31, 2008 the Company maintains ownership of the Bond. The CN Security Bond will not be considered issued and outstanding for accounting purposes until such time as the CN Security Bond is transferred to Clear.

Completion of the Cerro Negro acquisition by the Company is subject to agreement on final terms of the PSA being reached by Clear and the Company and the Company raising the funds necessary to complete the transaction.

BUENOS AIRES OIL & GAS COMPANY

In December 2007, the Company entered into a LOI to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company (the “BAO”) as a wholly owned operating subsidiary to the Company, which holds leasehold interests primarily located in the Neuquén Basin, Rio Negro Province, Argentina. Under the terms of the LOI, the Company has the right to purchase 100% of the shares of BAO subject to the satisfactory outcome of due diligence related to BAO performed by the Company, which includes corporate, commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon the Company’s satisfaction under the due diligence, the Company and BAO shall negotiate and execute a mutually acceptable SPA. Completion of the BAO acquisition by the Company is subject to satisfactory completion of due diligence, agreement on final terms of the SPA which shall remain confidential until completion and the Company raising the funds necessary to complete the transaction.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, management fees of $133,750 (2007: $90,000) were incurred to a private company which provides services to the company of a director and officer of the Company. The Company is committed to pay this party $30,000 in management fees per month. The agreement with this party can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement.

During the three months ended March 31, 2008, consulting fees of $3,000 (2007: $3,000) were incurred to a director of the Company. At March 31, 2008, this director was owed $nil (December 31, 2007: $1,000) for unpaid fees. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the three months ended March 31, 2008, management fees of $54,000 (2007: $54,000) were incurred to a private company which provides services to the Company of an officer of the Company. At March 31, 2008, this party is owed $43,882 (December 31, 2007: $29,000) for management fees due. The Company is committed to pay this party $18,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date.

During the three months ended March 31, 2008, management fees of $3,000 (2007: $nil) were incurred to an officer of the Company. The Company is committed to pay this officer $3,000 in management fees per month. The agreement automatically renews for four consecutive one-year terms unless either party terminates the agreement by providing thirty days written notice. This agreement can be terminated by the Company at any time by providing 30 days written notice.

At December 31, 2007, the Company recorded an accrued liability of $421,250, related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in Note 14.

NOTE 9 – CAPITAL STOCK

Common Shares

During the three months ended March 31, 2008, the Company issued 335,567 common shares for $102,520 in private placement proceeds received during the fourth quarter of 2007. The Company also issued 128,000 units at $0.50 per unit for $64,000 in private placement proceeds received during the first quarter of 2008. Each unit consisted of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $0.75 for one year. The Company has estimated the fair value of attached warrants to unit private placements to be 10% of the private placement proceeds; therefore 10% of $64,000 was allocated to the 128,000 warrants granted.

During the three months ended March 31, 2008, the Company issued 568,200 common shares in settlement of $142,050 of management fees owing to two private companies which are owned by two officers of the Company.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 9 – CAPITAL STOCK (CONTINUED)

Common shares (continued)

During the three months ended March 31, 2008, the Company issued 87,500 common shares on the exercise of 87,500 stock options at an exercise price of $0.50 for total proceeds of $43,750 of which $16,187 was settled through an amount owing under the exercise of SARs and the remainder was settled by a promissory note receivable (refer to Note 3)..

On March 31, 2008, the Company issued 1,333,928 common shares for the conversion of $466,875 convertible notes payable (refer to Note 5).

Warrants

A summary of the Company’s warrants outstanding and the changes for 2008 is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2007	976,553	$0.54	1.33 years
Issued	2,030,128	0.72
Exercised / Cancelled / Expired	-	-

Balance March 31, 2008	3,006,681	$0.58	0.58 years

Expiry	Warrants	Exercise
Date	Outstanding	Price

July 11, 2008	100,000	$0.70
July 25, 2008	71,429	0.70
June 28, 2009	805,124	0.50
March 28, 2009	696,200	0.75
March 31, 2010	1,333,928	0.70

Balance March 31, 2008	3,006,681

NOTE 10 – STOCK OPTION PLANS

During the year ended December 31, 2007, the Company granted a total of 4,765,000 stock options to directors, officers and consultants of the Company at exercise prices ranging from $0.25 - $0.57 per common share with expiry dates ranging from April 26, 2008 to April 26, 2017. Of these stock options 3,885,000 vested and 880,000 vest over a one year period. The Company estimated the fair value of the 4,765,000 stock options granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 4.87% and an expected volatility of 116% - 117% resulting in a stock-based compensation expense of $1,703,700 of which $1,569,807 was expensed to December 31, 2007 and the remaining $124,893 was to be expensed on vesting.

During the three months ended March 31, 2008, the Company recorded stock-based compensation expense of $53,075 related to the vesting of 117,500 stock options. An additional 87,500 stock options were cancelled in the period.

As at March 31, 2008, there was $48,467 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 0.35 years.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 10 – STOCK OPTION PLANS (CONTINUED)

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

(f)

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

A summary of the options outstanding and exercisable is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding, December 31, 2007	1,099,178	$0.53	3.93 years
Exercised during the period	(87,500)	0.50
Cancelled during the period	(227,500)	0.54
Outstanding, March 31, 2008	784,178	$0.53	3.09 years	$5,000

Exercisable, March 31 2008	784,178	$0.53	3.09 years	$5,000

A summary of the status of the Company’s unvested stock options as of March 31, 2008, and changes during the three month period ended March 31, 2008, is presented below:

	Number of	Weighted-Average
Unvested options	Shares	Grant Date Fair Value
Unvested at January 1, 2008	317,500	$0.51
Granted	-	-
Vested	(117,500)	0.51
Cancelled	(87,500)	-
Unvested at March 31, 2008	112,500	$0.52

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

Since the SARs could be settled by cash, the Company recognizes the related liability in accordance with SFAS 123 (R) which requires that the liability be measured at fair value and revalued at each reporting date through final settlement. Fair value is calculated using the same assumptions and option pricing model that is used to compute the fair value of stock options.

During the year ending December 31, 2007, the Company granted 3,885,000 SARs to directors, officers and consultants of the Company at exercise prices ranging from $0.35 - $0.50 per right with expiry dates ranging from April 26, 2008 to July 19, 2017. Of these SARs 3,185,000 vested immediately and 700,000 vest quarterly over a one year period. The Company estimated the fair value on granting of the 3,885,000 SARs by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 4.87% and an expected volatility of 116% - 117% resulting in a stock-based compensation expense of $1,413,000 of which $1,336,599 was expensed to December 31, 2007 with the remaining $76,401 to be expensed on vesting.

During the three months ended March 31, 2008 87,500 SARs vested. The Company estimated the fair value of the 87,500 SARs by applying the fair value method using the Black-Scholes option pricing model using an expected life of 1 year to 3 years and a risk-free interest rate of 1.75% an expected volatility of 101% - 109% resulting in additional stock-based compensation expense of $25,250.

During the three months ended March 31, 2008, 87,500 SARs were exercised at an exercise price of $0.685 per right. The fair value of the SARs on the date of exercise was $16,187, resulting in a decrease in the accrued share based compensation liability and a stock-based compensation recovery of $34,563. The fair value at the date of exercise was determined by multiplying the number of SARs exercised by the difference between the market price of common stock at the date of exercise and the exercise price of the SARs.

During the three months ended March 31, 2008, 187,500 SARs expired resulting in the Company recording a recovery of $49,750 related to the vested SARs.

At December 31, 2007 a total of 625,000 SARs granted were unexercised, of which 237,500 were unvested. The Company estimated the fair value of the 625,000 SARs at December 31, 2007 by applying the fair value method using the Black-Scholes option pricing model using an expected life of one-quarter to three years, a risk-free interest rate of 4.87% and an expected volatility of 116% - 117% resulting in a fair value of $285,250. This resulted in an additional stock-based compensation expense of $84,100 for a total of $199,500 accrued on vested and unexercised SARs at December 31, 2007, and an additional $9,349 for a total of $85,750 on unvested SARs which was to be expensed on vesting.

At March 31, 2008, a total of 350,000 SARs granted were unexercised, of which 62,500 were unvested. The Company estimated the fair value of the 350,000 SARs at March 31, 2008 by applying the fair value method using the Black-Scholes option pricing model using an expected life of one-quarter to 3 years and a risk-free interest rate of 1.75% an expected volatility of 101% - 109% resulting in no additional stock-based compensation expense. At March 31, 2008 a total of $68,855 has been accrued on vested SARs, including $730 payable on exercised SARs, and an additional $35,625 will be recorded on vesting of the remaining SARs.

At March 31, 2008 and December 31, 2007, the Company has an accrued liability of $421,250 related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

The Company is committed to issue an aggregate of 16,575,000 additional SARs as per outstanding management and consulting agreements entered into during 2007.

PLURIS ENERGY GROUP INC. (Formerly Petrogen Corp.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE 11 – STOCK APPRECIATION RIGHTS (CONTINUED)

A summary of the stock appreciation rights is as follows:

					Weighted
				Weighted	Average
	Number of			Average Exercise	Remaining
	SAR	Exercise Price	Expiry Date	Price	Contractual Life

Outstanding, December 31, 2007	625,000			$0.49	3.68 years
Exercised during the period	(87,500)	$0.50	26-Apr-12
Expired during the period	(187,500)	$0.50	26-Apr-12
Outstanding, March 31, 2008	350,000			$0.49	3.01 years

Exercisable, March 31, 2008	287,500			$0.49	3.01 years

As of March 31, 2008, the aggregate intrinsic value of the outstanding SARs was $nil.

NOTE 12 – CONTINGENCIES & COMMITMENTS

On July 1, 2007, the Company entered into a five-year-term management consulting agreement. The agreement provides for a signing bonus of $20,000, the issuance of 100,000 shares of unrestricted common stock and a monthly remuneration of $10,000. The Company has the right to terminate the agreement without cause by providing 30 days written notice. Upon termination of the agreement, the Company is required to pay this consultant severance of 6 months of monthly fees within 10 business days of the termination date. This agreement provides for the granting of 2,225,000 stock options and 2,225,000 stock appreciation rights, in aggregate, over the five year term. As of March 31, 2008, 250,000 stock options and 250,000 stock appreciation rights have been granted, the remaining 1,975,000 stock options and 1,975,000 stock appreciation rights vest over the remaining term ending July 1, 2012.

The Company is also committed to pay compensation to senior officers of the Company as described in Note 8.

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

NOTE 13– SUBSEQUENT EVENTS

On April 1, 2008, the Company entered into stock option and SAR agreements with the following:

a)	Two officers of the Company for 2,400,000 stock options and 2,400,000 SARs each at an exercise price of $0.50, expiring on April 1, 2018.
b)	A consultant for 350,000 stock options and 350,000 SARs at an exercise price of $0.50, expiring on April 1, 2018.
c)	An officer of the Company for 100,000 stock options and 100,000 SARs at an exercise price of $0.50, expiring on April 1, 2009.
d)	A director of the Company for 100,000 stock options and 100,000 SARs at an exercise price of $0.50, expiring on April 1, 2009.

On April 4, 2008, the Company issued a note payable for $100,000 bearing a 12.5% fixed interest charge with a maturity date of April 3, 2009.

NOTE 14 – OTHER NON-CASH TRANSACTIONS

During the three months ended March 31, 2008, the Company issued 568,200 common shares at $0.25 per share in settlement for unpaid management fees owing to two private companies which provide services to the Company for certain officers and a director of the Company.

During the three month ended March 31, 2007, the Company issued 54,956 common shares for accrued loan interest of $21,625.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Corporate History

We were incorporated under the laws of the State of Nevada on December 3, 1997 under the name “Hadrosaurus Resources, Inc.” On January 20, 1998, we filed an amendment to the articles of incorporation changing our name to “Hadro Resources, Inc.” On February 12, 2003, subsequent to the acquisition of Petrogen, Inc. (“Petrogen”), we filed an amendment to the articles of incorporation changing our name to “Petrogen Corp.”

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

Argentina

On August 18, 2006, our company entered into a share purchase agreement (the “SPA”) with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. The SEPSA acquisition marks our first step in engaging our newly mandated business plans to acquire a working interest in producing oil and gas properties located in Argentina’s hydrocarbon regions. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. In order to secure the rights to purchase SEPSA, an escrow agreement (the “Escrow”) was entered into among our company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby we issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of Pluris Energy Group Inc., a British Virgin Islands corporation (“Pluris BVI”), which has been placed into escrow at DB pursuant to the Escrow. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and our company. Terms under the SPA pursuant to the Bond stipulate that in the event that we do not perform under the SPA terms agreed upon between us and SEPSA, that ownership of the Bond can be transferred from Pluris BVI to SEPSA. Currently, we believe that we have performed specific to the terms of the SPA as it relates to the Bond stipulations there under and there is no matter that could be or has been raised by us or SEPSA that would result in our having to transfer ownership of the Bond to SEPSA. In the event that the Bond is transferred from our company to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of our company at our company’s discretion. This Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA.

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

As a result of the injunctions imposed by Apco and Antrim, based upon the confirmation by the National Commercial Court of Appeals of the injunctions, on April 23, 2007, we informed SEPSA’s shareholders that they should abstain from selling or disposing in any manner to any third party any of SEPSA’s shares that SEPSA has undertaken to sell to our company under the terms of the SPA and that SEPSA should abstain from disposing any of the assets it owned at the time the SPA was signed. In response, SEPSA informed our company of its unilateral repudiation of the SPA, stating that as an effect of the injunctions imposed by Apco and Antrim, certain terms of the SPA were triggered, rendering the SPA terminated. We maintain that the terms of the SPA clearly stipulate that any dispute arising under the SPA must be mutually addressed between us and SEPSA through the International Chamber of Commerce, Paris, France. Therefore, we commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (the “ICC”), requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect and to award damages incurred by us. In December of 2007, SEPSA and our company agreed to Terms of Reference (the “TOR”), whereby SEPSA and our company mandated to the ICC the specific issues that the ICC should address related to both parties’ complaints and to what issues the ICC should make declarations under pursuant to the arbitral proceedings between SEPSA and our company. Under the TOR, SEPSA, our company and the ICC agreed to a specific schedule whereby our company and SEPSA must submit to the ICC specific requested materials at specific dates in order to move the arbitral process towards a conclusion. As at the date of this filing, both our company and SEPSA have filed our respective offerings of evidence related to our specific claims against one another. SEPSA and our company have received confirmation from the ICC arbitral tribunal as to what evidence will be accepted by the tribunal for further definition and renderings. Further, the ICC arbitral tribunal held a hearing with representatives of SEPSA and our company during April, whereby the parties to the hearing agreed to move the arbitration toward a partial damages award being rendered by the ICC. In that regard, we anticipate that representatives of our company will be interviewed by the ICC arbitral tribunal during the month of May to those ends. We have claimed damages for loss of revenue from July 1, 2006; loss of business opportunity related to increases to the values of assets owned and/or controlled by SEPSA and loss of out of pocket expenses from the inception of our efforts to win the bid for and complete the acquisition of SEPSA. SEPSA has filed a counter claim for recovery of its legal expenses and translation fees incurred related to the dispute between it and our company. There is no determination as to the length of time necessary for the ICC to make any final determinations pursuant to the TOR or a partial damages award being rendered by the ICC and, in that regard; we do not know what those final determinations may be. We believe that our position related to the claim we filed against SEPSA is substantive and that the issues pertaining to and being sought for resolution by us through the arbitral proceedings between us and SEPSA can be resolved, and that completion of the acquisition of SEPSA by us could occur.

We have chosen to suspend the placement schedule related to underwriting our offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument (the “$65M Bonds”) until such time as the outcome of the ROFR issues, injunctions and arbitral proceedings are clear, pursuant to which we will consider recommencing the offering wherein the capital raised could be used to close the acquisition of SEPSA and finance the acquisition of additional international revenue producing oil and gas assets located in South America. To date, no proceeds have been accepted from this offering and therefore, we have no current payment burdens associated with the offering. When the legal issues surrounding SEPSA have been resolved or at a time when we are able to enter into a new business opportunity agreement that establish our rights to purchase a similar revenue producing asset base to that of SEPSA, we will consider reestablishing offering of the $65M Bonds.

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

United States

On September 10, 2007, we received a demand notice (the “Demand”) for the immediate payment of a Senior Secured Convertible Note (the “Note”) in the amount of $75,000 plus accrued interest. The Note carried a guaranteed security agreement (“GSA”) over the assets of one of our subsidiaries, Petrogen as collateral to the GSA. Due to the financial circumstances of Petrogen at the time of receipt of the Demand, the Note could not be repaid. After Petrogen’s default under the Note, the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation to the Note holder. The Note holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 our company and Petrogen consented to the proposal, also required under the statute. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen; and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors. The collateral is now the Note holder’s property. In this regard, Petrogen no longer owns any assets in the United States and any remaining financial obligations of Petrogen are subject to the conditions set forth under the TEXAS BUSINESS & COMMERCE CODE, §9.620 and §9.622, and as such, on April 8, 2008, Petrogen was wound-up and dissolved through filing for the dissolution with the Colorado Secretary of State.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

For the three month period ended March 31, 2008 and March 31, 2007

Our losses from continuing operations for the three month period ended March 31, 2008 were approximately $953,449 compared to $371,912 for the three month period ended March 31, 2007 (an increase of $581,537 or 156%). We incurred operating expenses of $953,449 (2007: $371,912) consisting of $1,169 (2007: $2,753) in depreciation, $352,298 (2007: $99,671) in general and administrative expenses, $419,954 (2007: $31,109) in interest expense, $148,750 (2007: $150,000) in management and consulting fees – related party, $(62,113) (2007: $nil) in stock based compensation (recovery) and $93,391 (2007: $88,379) in professional fees.

For the three month period ended March 31, 2008, we recorded a recovery from discontinued operations of approximately $565,996 due to the settlement of Petrogen’s debts and dissolution proceedings compared to expenses from discontinued operations of $4,951 for the three month period ended March 31, 2007.

General and administrative expenses were $352,298 for the three month period ended March 31, 2008 compared to $99,671 for the three month period ended March 31, 2007 (an increase of $252,627 or 253%). The increase in general and administrative expenses was due to the increase in geological consulting fees and travel expenses. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs.

Stock based compensation expense (recovery) was $(62,113) for the three month period ended March 31, 2008 compared to $nil for the three month period ended March 31, 2007. The recovery of stock based compensation expense was due to the exercise and cancellation of certain stock appreciation rights resulting in a decrease in share-based compensation liability.

Interest expense was $419,954 for the three month period ended March 31, 2008 compared to $31,109 for the three month period ended March 31, 2007 (an increase of $388,845 or 125%). The increase in interest expense was primarily due to $380,744 financing fees incurred for the equity component of the convertible notes.

Professional fees were $93,391 for the three month period ended March 31, 2008 compared to $88,379 for the three month period ended March 31, 2007 (an increase of $5,012 or 6%). The increase in professional fees was due to the increased legal expense from the San Enrique arbitration action.

Our net loss for the three month period ended March 31, 2008 was $387,453 or $0.02 per share compared to a net loss of $376,863 or $0.03 per share for the three month period ended March 31, 2007. The weighted average number of shares outstanding was 22,163,558 at March 31, 2008, compared to 10,899,613 at March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at March 31, 2008

As at March 31, 2008, our current assets were $249,723 and our current liabilities were $1,636,958, resulting in working capital deficit of $1,387,235. As at March 31, 2008, current assets were comprised of: (i) $133,951 in cash; (ii) $38,781 in restricted cash; (iii) $nil in accounts receivable; (iv) $31,008 in notes receivable and (v) $45,983 in prepaids and deposits.

As at March 31, 2008, our total assets were $262,174 comprised of: (i) $249,723 in current assets; (ii) $nil in unproved oil and gas properties available for sale (net of depletion); and (iii) $12,451 in furniture and equipment (net of depreciation). The increase in total assets at March 31, 2008 compared to total assets at December 31, 2007 was primarily due to an increase in cash due to the issuance of promissory notes.

As at March 31, 2008, current liabilities were comprised of: (i) $1,152,496 in accounts payable and accrued liabilities; (ii) $68,855 in share based compensation liability; (iii) $112,500 in convertible notes payable; (iv) $208,125 in notes payable; (v) $38,000 in private placement subscription proceeds; and (vi) $56,982 due to related parties.

As at March 31, 2008, our total liabilities were $1,636,958, all consisting of current liabilities. The decrease in total liabilities at March 31, 2008 compared to total liabilities at December 31, 2007 was due primarily to the conversion of convertible notes payable into common shares and share purchase warrants of our company and the settlement and dissolution of Petrogen.

Stockholders' deficit decreased from $2,240,345 at December 31, 2007 to $1,374,784 at March 31, 2008.

For the three month period ended March 31, 2008, net cash used in continuing operations was $338,706 compared to net cash used in continuing operations of $417,054 for the three month period ended March 31, 2007. Net cash used in continuing operations for the three month period ended March 31, 2008 was comprised of a net loss from continuing operations of $387,453 (2007: $371,912) and adjusted primarily by stock based compensation of $(62,113) (2007: $nil) and conversion of notes interest of $380,744 (2007: $nil).

For the three month period ended March 31, 2008, net cash used in discontinued operations was $nil compared to net cash from discontinued operations of $4,397 for the three month period ended March 31, 2007, resulting in net cash used in operating activities of $338,706 (2007: $417,054).

Net cash used in continuing investing activities for the three month period ended March 31, 2008 was $nil compared to net cash used in continuing investing activities of $3,080 for the three month period ended March 31, 2007..

For the three month period ended March 31, 2008, net cash from discontinued investing activities was $nil compared to net cash from discontinued investing activities of $486,500 for the three month period ended March 31, 2007, resulting in net cash from investing activities of $nil (2007: ($489,580)). The change in net cash from investing activities for the period ended March 31, 2008 was primarily the result of a lack of investing activities and no further investment in discontinued operations.

Net cash flows from financing activities for the three month period ended March 31, 2008 was $447,400 compared to net cash flows from financing activities of $97,847 for the three month period ended March 31, 2007. The net cash flow from financing activities for the three month period ended March 31, 2008 was primarily comprised of: (i) $96,000 (2007: $193,500) in proceeds on sale of common stock including subscriptions received; (ii) $6,400 (2007: $nil) in warrants; (iii) $nil (2007: $10,000) in restricted cash; (iv) $345,000 (2007: $2,250) in proceeds from notes payable; and (v) $nil (2007: $26,857) in advances from related parties. The increase in net cash from financing activities for the period ended March 31, 2008 was primarily the result of an increase in the amount of proceeds received from the issuance of notes payable for the three month period ended March 31, 2008.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their report on our audited financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through March 31, 2008 have incurred losses of $22,960,123 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by our company beginning in the first quarter of 2009. We do not expect there to be any significant impact of adopting SFAS 161 on our financial position, cash flows and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our company’s chief executive officer and chief financial officer.

Based on this evaluation, our company’s chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as at March 31, 2008 were not effective to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In light of the conclusion that our company's disclosure controls and procedures were ineffective as of March 31, 2008, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

We operate in the field of oil and gas exploration and are therefore subject to environmental regulations in the international regions we are operating within. Due to the diversity of these regulations compliance at all times cannot be assured.

Item 1A. Risk Factors.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $17,990,614 from inception to March 31, 2008 and incurred losses from discontinued operations totaling approximately $5,124,409 for the same period. As of March 31, 2008, we had an accumulated deficit of $22,960,123 and a working capital deficit of $1,387,235. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

As of the date of this quarterly report, the Tiller Ranch and the Emily Hawes Field, which we sold on March 8, 2007, are the oil and gas properties where most of our drilling capital resources have been employed. However, we have shifted our future development focus towards acquiring non-operated and operated working interests in international producing oil and gas fields in the South American region of Argentina. These prospects are still in the development stage, and estimates made at this time as to proved or probable oil and natural gas reserves cannot be guaranteed that sufficient reserves will be maintained or new reserves discovered for production. The absence of reporting a sustained production history provides risk regarding independent reserve estimates. Property lease positions in other locations that have been acquired by us are unproven, having little to no production, which prevents us from assigning any proved or probable reserves to these other properties.

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

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of April 29, 2008, we have 30,525,519 shares of common stock issued and outstanding. There are 16,778,099 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of March 31, 2008, there are an aggregate of 784,178 stock options and 3,006,681 warrants outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities which were not registered under the Securities Act during the three month period ended March 31, 2008 that were not otherwise reported on a current report on Form 8-K.

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

10.6	Assignment of Oil, Gas & Mineral Leases (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2007)

10.7	Consulting Agreement dated effective January 1, 2007 with GT Venture Management AG (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.8	Consulting Agreement dated effective January 1, 2007 with Soumitra Sam Sen (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.9	Consulting Agreement dated effective January 1, 2007 with Brian Fiddler (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.10	Equity Incentive Plan dated effective July 18, 2007 (incorporated by reference from our Registration Statement on Form S-8 filed on July 18, 2007)

10.11	Form of Subscription Agreement for Series A Preferred Shares with Soumitra Sam Sen, Timothy Russell, Sacha Spindler and Justin Perryman (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.12	Form of Debt Settlement Agreement with Peter Jensen and Devlin Jensen Law Firm (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.13	Form of Subscription Agreement with GT Venture Management, AG, Frontline Capital Corporation, Rasmus Trading, SA, Justin Perryman, Soumitra Sam Sen and Homeland Enterprises Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.14	Consulting Agreement with KJM Capital Corporation (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.15	Form of Stock Option Agreement with Frontline Capital Corporation, KJM Capital Corporation, Alison M. Muir, Rasmus Trading Inc., Soumitra Sam Sen, Timothy G. Russell, GT Venture Management, AG, Sacha Spindler and Justin Perryman (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.16	Form of Stock Appreciation Rights Agreement with KJM Capital Corporation, Frontline Capital Corporation, Alison M. Muir, Rasmus Trading Inc., Soumitra Sam Sen, Timothy Russell, GT Venture Management, AG, Sacha Spindler and Justin Perryman (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.17*	Consulting Agreement dated effective March 1, 2008 with Rahul Gandhi

10.18*	Form of Stock Option Agreement with Rahul Gandhi

10.19*	Form of Stock Appreciation Rights Agreement with Rahul Gandhi

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2005).

(21)	Subsidiaries

Pluris Energy Group Inc., a British Virgin Islands company

(23)	Consents

23.1	Consent of Dale Matheson Carr-Hilton LaBonte LLP (filed herewith)

(31)	Section 302 Certifications

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Sacha Spindler.

(32)	Section 906 Certification

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Sacha Spindler.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURIS ENERGY GROUP INC.

By: /s/ Sacha H. Spindler
Sacha H. Spindler
CEO, Chairman and Director
Principal Executive Officer

Date: May 16, 2008.