Form 10-Q
period 2008-06-30
PLURIS ENERGY GROUP INC
filed 2008-08-14
CIK 1057226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 1, 2008, there were 34,114,302 shares of the issuer’s common stock issued and outstanding, par value $0.001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$9,554	$25,257
Restricted cash	38,781	38,781
Receivable	-	2,225
Prepaids and deposits	27,708	96,527

	76,043	162,790

FURNITURE AND EQUIPMENT, net of depreciation of $50,686 (2007 - $48,347)	11,282	13,620
PROPERTY HELD FOR SALE
Oil and gas properties, unproved (Note 2)	-	79,117

	$87,325	$255,527

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,013,412	$1,606,230
Share based compensation liability (Note 11)	695,230	200,230
Convertible notes payable (Note 5)	112,500	-
Notes payable (Note 4)	500,125	399,375
Private placement subscription proceeds (Note 9)	-	102,520
Loans payable (Note 6)	-	79,117
Due to related parties (Note 8)	187,771	108,400

	2,509,038	2,495,872

COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)

CAPITAL DEFICIT (Note 9)
Common stock, $0.001 par value, 250,000,000 shares authorized
32,156,802 (2007 – 28,159,824) shares issued and outstanding	32,157	28,160
Additional paid-in capital	23,429,690	20,299,565
Share subscription receivable (Note 3)	(31,008)	-
Preferred stock, $0.001 par value, 100,000,000 shares authorized
4,600,000 shares issued and outstanding	4,600	4,600
Deficit accumulated during the exploration stage	(25,857,152)	(22,572,670)

	(2,421,713)	(2,240,345)

	$87,325	$255,527

Going Concern (Note 1)
Subsequent Events (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					November 15,
	Three months	Three months	Six months	Six months	2001
	ended	ended	ended	ended	(inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

EXPENSES
Depreciation	1,169	3,017	2,338	5,770	50,685
General and administrative	116,857	135,961	230,450	235,632	2,658,001
Impairment of fixed assets	-	-	-	-	25,285
Management and consulting fees – (Note 8)	330,200	211,500	717,655	361,500	4,460,566
Management and consulting fees – stock-based
(Note 9)	2,025,783	2,113,666	1,963,670	2,113,666	9,432,871
Professional fees (Note 7)	391,101	145,951	484,492	234,330	2,484,655

LOSS FROM OPERATIONS	(2,865,110)	(2,610,095)	(3,398,605)	(2,950,898)	(19,112,063)

OTHER ITEMS
Interest expense, net of interest income	(31,919)	(5,628)	(71,129)	(36,737)	(432,688)
Loss on settlement of debt	-	-	-	-	(239,448)
Non-recurring costs of share exchange	-	-	-	-	(417,800)
Impairment of other investment	-	-	-	-	(150,000)
Debt extinguishment (Note 5)	-	-	(380,744)	-	(380,744)

	(31,919)	(5,628)	(451,873)	(36,737)	(1,620,680)

LOSS FROM CONTINUING OPERATIONS	(2,897,029)	(2,615,723)	(3,850,478)	(2,987,635)	(20,732,743)

DISCONTINUED OPERATIONS (Note 2)	-	(17,517)	565,996	(22,468)	(5,124,409)

NET LOSS	$(2,897,029)	$(2,633,240)	$(3,284,482)	$(3,010,103)	$(25,857,152)

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE
Continuing operations	$(0.12)	$(0.15)	$(0.17)	$(0.17)
Discontinued operations	$-	$-	$0.03	$-
Net (loss) per common share	$(0.12)	$(0.15)	$(0.15)	$(0.17)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	24,980,653	17,498,040	22,866,834	17,498,040

The accompanying notes are an integral part of these interim consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months	November 15,
	ended June 30,	ended June 30,	2001 (inception)
	2008	2007	to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(3,850,478)	$(2,987,635)	$(20,732,743)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	2,338	5,770	50,685
- accrued interest receivable	(3,345)	-	(3,608)
- accrued interest expense	75,125	28,552	267,402
- loss on settlement of debt	-	-	239,448
- accrued management fees	95,773	-	319,800
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation	1,963,670	2,113,666	9,432,871
- expenses paid by the issuance of shares	312,068	45,000	2,518,062
- loss on write down of other investments	-	-	175,285
- debt extinguishment	380,744	-	380,744
Changes in operating assets and liabilities
- receivable	936	-	68,711
- prepaids and deposits	(5,000)	(2,323)	(64,912)
- accounts payable	(39,468)	42,411	1,683,171
Net cash used in continuing operations	(1,067,637)	(754,559)	(5,247,284)
Net cash from (used in) discontinued operations	-	(9,320)	(1,832,441)
NET CASH USED IN OPERATING ACTIVITIES	(1,067,637)	(763,879)	(7,079,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(894)	(87,252)
Pre-reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Proceeds on sale of other investments	-	-	30,000
Restricted cash	-	10,000	(38,781)
Loans receivable	-	-	925,000
Net cash from (used in) continuing investing activities	-	9,106	929,835
Net cash from (used in) discontinued investing activities	-	486,500	(2,618,447)
NET CASH FROM (USED IN) INVESTING ACTIVITIES	-	495,606	(1,688,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	351,100	323,500	6,276,874
Proceeds from (repayment of) notes payable	605,000	2,250	910,404
Proceeds from (repayment of) loans payable	-	(134,750)	700,250
Debenture payable	-	-	(138,302)
Cash advances from former related parties	-	-	318,990
Advances from related parties	95,834	99,504	709,675
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,051,934	290,504	8,777,891

NET INCREASE (DECREASE) IN CASH	(15,703)	22,231	9,554
CASH, BEGINNING	25,257	129,440	-

CASH, ENDING	$9,554	$151,671	$9,554

Other non-cash transactions: Refer to Note 9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$11,000	$13,875
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, GOING CONCERN AND BASIS OF PRESENTATION

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

During the third quarter of 2006, the Company changed its principal focus to the acquisition and development of oil and gas properties in Argentina. In August 2006, the Company entered into an agreement to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. Refer to Note 7. As a result of the geographic change in the Company’s focus, the Company’s USA properties have been disposed of and accordingly have been classified as discontinued operations since December 31, 2006. Refer to Note 2.

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

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2008, the Company has a working capital deficiency of $2,432,995 and has incurred significant losses since inception. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months, which is estimated at $39,900,000, primarily for oil and gas exploration and development expenses and holding costs. The continuation of the Company is dependent upon the continuing financial support of stockholders.

While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such financings will occur. These consolidated financial statements do not include adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 2 – PROPERTY HELD FOR SALE

	December 31,	Incurred in	December 31,	Incurred in	June 30,
	2006	the year	2007	the period	2008
Oil and Gas Properties, Unproved
Acquisition costs	$868,146	$(500,000)	$368,146	$-	$368,146
Exploration costs	2,665,123	15,014	2,680,137	-	2,680,137
	3,533,269	(484,986)	3,048,283	-	3,048,283
Less accumulated depletion and impairment	(2,160,514)	(808,652)	(2,969,166)	-	(2,969,166)
Less disposition of property	-	-	-	(79,117)	(79,117)

	$1,372,755	$(1,293,638)	$79,117	$(79,117)	$-

Following a period of poor financial performance and continued losses on its United States oil and gas operations, the Company commenced a process to sell its United States oil and gas properties. Accordingly, the results of US oil and gas operations were classified as discontinued operations in the consolidated statements of operations and the assets were classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and from November 15, 2001 (inception) to June 30, 2008 for operating activities, investing activities, and financing activities have been separated between continuing and discontinued operations.

The results from discontinued operations are summarized as follows:

	Six Months	Six Months	November 15, 2001
	ended June	ended June	(Inception) to
	30, 2008	30, 2007	June 30, 2008

Revenue - gas sales	$-	$19,462	$542,632

Operating Expenses
Depletion	-	129	25,643
Financing fees	-	-	871,850
Lease operating expenses	-	37,606	342,487
Impairment of oil and gas properties	-	1,704	2,943,523
General and administrative	-	2,491	2,049,534

Net operating loss	-	(22,468)	(5,690,405)
Gain on dissolution of United States subsidiary	565,996	-	565,996

Gain (loss) on discontinued operations	$565,996	$(22,468)	$(5,124,409)

On April 8, 2008, pursuant to the assignment of Petrogen’s (the Company’s US subsidiary) assets, Petrogen was wound-up and dissolved through filing for dissolution with the Colorado Secretary of State. All outstanding financial obligations, security interest liens, subordinate security interests, other subordinate liens and/or outstanding amounts invoiced to and/or held over Petrogen, if any, by third party creditors of Petrogen, have been fully discharged and terminated as of January 8, 2008, resulting in the wind-up being completed with no further outstanding financial obligations. The Company has recognized $565,996 gain on write-off of payables arising from the settlement and dissolution of Petrogen and all of its outstanding financial obligations. Refer to Note 6.

NOTE 3 – SHARE SUBSCRIPTION RECEIVABLE

During the six months ended June 30, 2008, the Company received an unsecured promissory note receivable for $27,563 bearing 12.5% per annum interest and due on December 31, 2008. At June 30, 2008, interest accrued amounted to $3,445 for total share subscription receivable of $31,008 and has been recorded as a reduction to equity. The share subscription receivable arose from the exercise of 87,500 stock options at $0.50 per share.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 4 – NOTES PAYABLE

As at June 30, 2008 the Company has notes payable outstanding totaling $500,125 including accrued interest of $55,625 (December 31, 2007: $355,000 plus accrued interest charges of $44,375) which are unsecured, due on demand, and bear interest at 12.5% per annum. During the six months ended June 30, 2008, the Company issued an additional four promissory notes for $605,000 with the same terms as the previous notes, and then amended six of the promissory notes totaling $515,000 to include conversion terms. Refer to Note 5.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On March 28, 2008 (the “Amendment Date”), the Company entered into an Amendment Agreement (the “Promissory Note Amendment Agreement”) whereby terms of six promissory notes totaling $515,000 plus accrued interest of $64,375 were amended providing for conversion rights into units (“Units”) of the Company for all of or portions of the principal and accrued interest. The Notes are convertible at $0.35 where each Unit is comprised of one common share and one common share purchase warrant. Each share purchase warrant is exercisable commencing 90 days subsequent to the date of the conversion for a period of two years from the date of conversion at an exercise price of $0.70 per warrant. The Company estimated the fair value of the amended convertible notes by comparing the carrying value of the old notes with the value of the shares and warrants underlying the new convertible notes. The common shares were valued using the quoted market value of the Company’s common share on the amendment date while the warrants were valued using the Black-Scholes valuation model. The Company estimated the fair value of the share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.70, a risk-free interest rate of 1.75% and an expected volatility of 128%. The excess of the total fair value of consideration and the fair value of the debt was $380,744 and has been accounted for as a loss on extinguishment in the Consolidated Statement of Operations for the six months ended June 30, 2008.

On March 31, 2008, a total of $466,875 (including accrued interest of $51,875) of convertible notes were converted into 1,333,928 Units.

As at June 30, 2008, a total of $112,500 (including accrued interest of $12,500) of convertible notes were outstanding and due on February 7, 2009.

NOTE 6 – LOANS PAYABLE

On September 10, 2007, the Company received a demand notice (the “Demand”) for the immediate payment of an outstanding note payable in the amount of $75,250 plus $3,867 of accrued interest. The note carried a guaranteed security agreement (“GSA”) over the assets of Petrogen as collateral to the GSA. Petrogen defaulted under the Note, whereby the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation under the Note. The Note Holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 the Company and Petrogen consented to the proposal. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen.; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors, as described under TEXAS BUSINESS & COMMERCE CODE §9.622. As of June 30, 2008, the Company has completed assignment of Petrogen’s assets to the note holder. Refer also to Note 2

NOTE 7 – ACQUISITIONS

SAN ENRIQUE PETROLERA S.A.

On August 18, 2006, the Company entered into a share purchase agreement (“SPA”) with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. In order to secure the rights to purchase SEPSA, an Escrow Agreement (the “Escrow”) was entered into between the Company, SEPSA and Deutsche Bank Trust Company Americas, New York (“DB”), whereby the Company issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of Pluris Energy Group Inc., which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and the Company. In the event that the Bond is transferred from the Company to SEPSA, SEPSA will retain certain privileges of Bond conversion into

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 7 – ACQUISITIONS (CONTINUED)

SAN ENRIQUE PETROLERA S.A. (CONTINUED)

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

One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other JV participants, each of which possesses a Right of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. In October of 2006, SEPSA provided the four JV participants to TDF, notification of the Company having won the bid to purchase SEPSA, and under such notification, those JV participants were provided with 30 days to match the Company’s allocation on the TDF property, or pass on their ROFR, thereafter enabling the Company to complete its acquisition of SEPSA, inclusive of all or part of SEPSA’s interests in the TDF property. Prior to the end of that 30 day notification period, two of the four JV participants commenced proceedings against SEPSA in the Argentine Commercial Courts seeking intermediary action pursuant to their rights under the terms of the JV’s ROFR. On March 22, 2007 the Company was advised by SEPSA that as an outcome to those proceedings, two injunctions were imposed by the Argentina National Commercial Court of Appeals on behalf of Apco Argentina Inc. (“Apco”) and Antrim Energy Inc. (“Antrim”) prohibiting the sale of SEPSA’s shares to the Company until such time as the ROFR issues between SEPSA, Apco and Antrim are resolved.

As a result of the injunctions imposed by Apco and Antrim, based upon the confirmation by the National Commercial Court of Appeals of the injunctions, on April 23, 2007, the Company informed SEPSA’s shareholders that they should abstain from selling or disposing in any manner to any third party any of the Shares that SEPSA have undertaken to sell to the Company under the terms of the SPA and that SEPSA should abstain from disposing any of the assets it owned at the time the SPA was signed. In response, SEPSA informed the Company of its unilateral repudiation of the SPA, stating that as an effect of the injunctions imposed by Apco and Antrim, the SPA could be terminated. The Company maintains that the terms of the SPA clearly stipulate that any dispute arising under the SPA must be mutually addressed between the Company and SEPSA through the International Chamber of Commerce, Paris, France. Therefore, the Company commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (the “ICC”), requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect and to award damages incurred by the Company. In December 2007, SEPSA and the Company completed the execution of Terms of Reference (the “TOR”), whereby under the TOR, SEPSA and the Company mandated to the ICC the specific issues that the ICC should address related to both parties complaints and to what issues the ICC should make declarations under pursuant to the arbitral proceedings between SEPSA and the Company. Under the TOR, there is a specific schedule that has been agreed upon between SEPSA, the Company and the ICC, whereby the Company and SEPSA must submit to the ICC, specific requested materials at specific dates in order to move the arbitral process towards a conclusion. As at the December 31, 2007, both SEPSA and the Company had filed their respective offerings of evidence related to their specific claims and the parties were awaiting a reply from the ICC arbitral tribunal as to what evidence that has been offered by both parties will be accepted by the tribunal. Subsequent to the TOR being agreed upon by the parties, the ICC requested from both the Company and SEPSA an amount of US$150,000 each, for payment towards the costs associated on behalf of the ICC for the continuation of the arbitral proceedings. In that regard, due to SEPSA’s refusal to make said payment to the ICC as noted, the Company’s Argentine litigation council advised that the Company should pay the portion requested of SEPSA to ensure continuation of the arbitral proceedings; therefore, the Company made a total payment to the ICC in the amount of $300,000 during the six-month period ended June 30, 2008 and recorded this to professional fees for costs associated on behalf of the ICC for the continuation of the arbitral proceedings. During the six-month period ended June 30, 2008, the Company and SEPSA attended a hearing at the request of and before the ICC tribunal whereby both parties and the ICC tribunal agreed to move towards the ICC tribunal making a preliminary determination related to the arbitral dispute between the Company and SEPSA in the form of a partial damages award. The Company agreed to attend a formal hearing before the ICC tribunal during May 2008, where certain officers and representatives of the Company were interviewed by the ICC tribunal and the Company was able to comment to the ICC tribunal about the Company’s position related to the unresolved matters between the Company and SEPSA. Subsequent to the hearings, the ICC requested the Company to submit to the ICC, its closing arguments related to the arbitration within a specified period of time. The Company has claimed damages in the form of loss of revenue from July 1, 2006 through to the current date; loss of business opportunity related to increases to the values of assets owned and/or controlled by SEPSA and loss of-out-of-pocket expenses from the inception of the Company’s efforts to win the bid and complete the acquisition of SEPSA. SEPSA has filed a counter-claim for recovery of legal expenses and translation fees incurred to date related to the dispute between it and the Company. There is no determination as to the length of time necessary for the ICC to

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 7 – ACQUISITIONS (CONTINUED)

make any final renderings pursuant to the arbitral proceedings between the Company and SEPSA and whether or not any awards for damages will be made by the ICC and, further; there is no determination as to what the outcome of any potential final determinations made be the ICC related to damages awards may be.

CLEAR S.R.L.

In November 2007, the Company entered into a Letter of Intent agreement (“LOI”) with Clear S.R.L. ("Clear")., whereby the Company acquires the exclusive right to purchase and develop up to 100% of Clear's 186 square kilometer Cerro Negro concession, Chubut Province, Golfo San Jorge Basin, Argentina ("Cerro Negro"). Under the terms of the agreement between Clear and the Company, the Company has the right to purchase Cerro Negro subject to the satisfactory outcome of due diligence related to Cerro Negro performed by the Company, which includes commercial, financial, geologic, geophysical and petroleum engineering analysis. During the six months ended June 30, 2008, the Company satisfactorily completed the due diligence and in collaboration with Clear, has moved into the final negotiations related to the drafting of a mutually agreeable Purchase and Sale Agreement (the “PSA”) which is anticipated to be executed within the third quarter of 2008. Upon closing of the PSA, the Company will have a specified period of time pursuant to the terms of the PSA to complete the acquisition of Cerro Negro and will immediately thereafter commence drilling, development and expansion of Cerro Negro.

In connection with the purchase and development of Clear’s Cerro Negro concession, the Company’ subsidiary, Pluris, BVI, issued a $840,000 convertible, non-retractable redeemable unsecured bond (the “CN Security Bond”) as a security instrument pursuant to the terms of the LOI. Terms under the LOI pursuant to the CN Security Bond stipulate that in the event that the Company does not perform according to the LOI terms, the CN Security Bond will be transferred to Clear. The CN Security Bond may be converted into common shares of the Company at prices ranging from $3.25 per common share to $9.25 per common share. The CN Security Bond’s maturity date is September 30, 2011 and the interest rate is LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest under the CN Security Bond can be converted into common shares of the Company at its discretion. At June 30, 2008 the Company maintains ownership of the Bond. The CN Security Bond will not be considered issued and outstanding for accounting purposes until such time as the CN Security Bond is transferred to Clear. Completion of the Cerro Negro acquisition by the Company is subject to agreement on final terms of the PSA being reached by Clear and the Company and the Company raising the funds necessary to complete the transaction.

The Company entered into an Assignment Agreement dated July 4, 2008 (the "Agreement") with Clear to purchase 75% of Clear’s operating exploration and exploitation rights in the Cerro Negro oil and gas concession located in the Chubut Province, Argentina (the "Concession"). In consideration of the assignment of rights in the Concession, the Company agreed to pay a total of $21,000,000 cash, payable in installments as set out in the Agreement and issue Clear an aggregate of 3,000,000 shares of the Company’s common stock issuable in installments as set out in the Agreement. The Concession is valid for a term expiring on December 1, 2025 and is renewable for a five-year period.

Conditions for the Company and Clear (the “Parties”) of closing the agreement are as follows:

i.	the Parties must obtain consent for the assignment of Clear's interest in the Concession from Petrominera Chubut S.E.;

ii.

the Parties must undertake their best efforts to enter into a joint operating agreement to govern the operations on the Concession pursuant to which Company or its nominee will be the operator on the property; and

iii.	the Company must have obtained a bank guarantee, guaranteeing the installments owed under the Agreement.

The parties agreed to close the transaction no later than 150 days from the execution date (the "Closing Date") and the Company agreed to undertake its best efforts to close within 90 days of the execution date of the Agreement. In the event closing does not occur by the Closing Date, and the Parties have not extended the term of the agreement on a mutual basis, the Company is liable for any interest accrued under the Agreement at an annual rate of 5.5% and must sign over a bond issued in the name of the Company in the amount of $840,000 as a guarantee of its obligations under the Agreement. If closing does not occur due to the inability to obtain the consent of Petrominera Chubut S.E. then the closing may take place 60 days following the expiration of the initial 150 day period.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 7 – ACQUISITIONS (CONTINUED)

BUENOS AIRES OIL & GAS COMPANY

In December 2007, the Company entered into a LOI to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company (the “BAO”) as a wholly owned operating subsidiary to the Company, which holds leasehold interests primarily located in the Neuquén Basin, Rio Negro Province, Argentina. Under the terms of the LOI, the Company has the right to purchase 100% of the shares of BAO subject to the satisfactory outcome of due diligence related to BAO performed by the Company, which includes corporate, commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon the Company’s satisfaction under the due diligence, the Company and BAO shall negotiate and execute a mutually acceptable SPA. Completion of the BAO acquisition by the Company is subject to satisfactory completion of due diligence, the appropriate extensions over portions of BAO’s concessions having been secured by BAO at the provincial authority level, agreement on final terms of the SPA, which shall remain confidential until completion and the Company raising the funds necessary to complete the transaction.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008, management fees of $180,000 (2007: $180,000) were incurred to a private company which provides services to the Company of a director and officer of the Company. At June 30, 2008, this company is owed $43,834 (December 31, 2007: $nil) for management fees due. In March 2008, this director and officer settled $43,750 of unpaid fees into a private placement consisting of 175,000 units at $0.25 per unit, each unit consisting of one common share and one share purchase warrant. The Company is committed to pay this party $30,000 in management fees per month. The agreement with this party can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement.

During the six months ended June 30, 2008, consulting fees of $6,000 (2007: $6,000) were incurred to a director of the Company. At June 30, 2008, this director was owed $5,600 (December 31, 2007: $2,600) for unpaid fees. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the six months ended June 30, 2008, management fees of $108,000 (2007: $108,000) were incurred to a private company which provides services to the Company of an officer of the Company. At June 30, 2008, this party is owed $77,837 (December 31, 2007: $98,300) for management fees due. In March 2008, this director and officer settled $98,300 of unpaid fees into a private placement consisting of 393,200 units at $0.25 per unit, each unit consisting of one common share and one share purchase warrant. The Company is committed to pay this party $18,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date.

During the six months ended June 30, 2008, management fees of $12,000 (2007: $nil) were incurred to an officer of the Company. The Company is committed to pay this officer $3,000 in management fees per month until April 1, 2009. At June 30, 2008, this officer was owed $1,000 (December 31, 2007: $nil) for unpaid fees. The agreement, which commenced in March 2008, automatically renews for four consecutive one-year terms unless either party terminates the agreement by providing thirty days written notice. This agreement can be terminated by the Company at any time by providing 30 days written notice.

At June 30, 2008, an officer and a former officer of the Company were owed $59,500 (2007- $nil) in accrued management fees. The amounts are unsecured and payable upon demand.

At June 30, 2008 and December 31, 2007, the Company recorded an accrued liability of $421,250, related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in Notes 9 and 13.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 9 – CAPITAL STOCK

Common Shares

During the six months ended June 30, 2008:

(a)	The Company issued the following for cash proceeds:
	i.	201,715 common shares at $0.35 per share for $70,600 in private placement proceeds;
	ii.	376,668 common shares at $0.30 per share for $113,000 in private placement proceeds;
	iii.	335,567 common shares for $102,520 in private placement proceeds received during the fourth quarter of 2007;
iv.

205,000 units at $0.50 per unit for $102,500 in private placement proceeds received during the six months ended June 30, 2008. Each unit consisted of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $0.75 for one year. The Company has estimated the fair value of attached warrants to unit private placements to be 10% of the private placement proceeds; therefore 10% of $102,500 was allocated to the 205,000 warrants granted;

	v.	200,000 common shares at $0.25 per share for $50,000 in private placement proceeds
vi.

60,000 units at $0.25 per unit for $15,000 in private placement proceeds. Each unit consisted of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $0.50 for two years.

(b)	The Company issued the following for non-cash consideration:
	i.	100,000 common shares to a consultant for a bonus of $50,000, paid by the consultant exercising 100,000 stock options at an exercise price of $0.50 per share;
ii.

272,000 units to a consultant for the settlement of fees accrued and owing to the consultant by the Company of $68,000, at $0.25 per unit, in pursuant a private placement agreement with the consultant, with each unit consisting of one common share and one share purchase warrant. The Company estimated the fair value of the 272,000 share purchase warrant granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.75, a risk-free interest rate of 2% and an expected volatility of 106% resulting in a loss on settlement of $36,530 which was recorded as additional management and consulting fee expense during the six-month period ended June 30, 2008;

iii.

36,400 units to a consultant for finder’s fees of $9,100, at $0.25 per unit, each unit consisting of one common share and one share purchase warrant. The Company estimated the fair value of the 36,400 share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.50, a risk-free interest rate of 2% and an expected volatility of 113% resulting in a loss on settlement of $6,486 which was recorded as additional management and consulting fee expense during the six-month period ended June 30, 2008;

	iv.	60,000 common shares to a consultant pursuant to a consulting agreement at the quoted market price of $0.26 per share;
	v.	60,000 common shares to consultants for bonuses related to the Cerro Negro PSA, at the quoted market price of $0.31 per share;
	vi.	100,000 common shares to a consultant for a bonus of $35,000, paid by the consultant exercising 100,000 stock options at an exercise price of $0.35 per share;
vii.

87,500 common shares on the exercise of 87,500 stock options at an exercise price of $0.50 for total proceeds of $43,750 of which $16,187 was settled through an amount owing under the exercise of SARs and the remainder was settled by a promissory note receivable (note 3);

	viii.	1,333,928 units for the conversion of $466,875 convertible notes payable (refer to note 5); and
ix.

568,200 units at $0.25 per unit with each unit consisting of one common share and one share purchase warrant, in settlement of $142,050 of management fees accrued to two private companies which are contracted to the Company for the services of two officers of the Company, pursuant to private placement agreements with the private companies. The Company estimated the fair value of the 568,200 share purchase warrant granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.50, a risk-free interest rate of 2% and an expected volatility of 111% resulting in a loss on settlement of $107,276 which was recorded as additional management and consulting fee expense during the six-month period ended June 30, 2008.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

Warrants

A summary of the Company’s warrants outstanding and the changes for 2008 is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2007	976,553	$0.54	1.33 years
Issued	2,475,528	0.66
Exercised / Cancelled / Expired	-	-

Balance June 30, 2008	3,452,081	$0.62	1.45 years

NOTE 9 – CAPITAL STOCK (CONTINUED)

Warrants (Continued)

Expiry	Warrants	Exercise
Date	Outstanding	Price

July 11, 2008*	100,000	$0.70
July 25, 2008*	71,429	0.70
June 28, 2009	805,124	0.50
March 28, 2009	128,000	0.75
March 28, 2010	568,200	0.50
June 5, 2009	77,000	0.75
March 31, 2010	1,333,928	0.70
June 5, 2010	272,000	0.75
June 5, 2010	96,400	0.50

Balance June 30, 2008	3,452,081

*Expired subsequent to June 30, 2008

NOTE 10 – STOCK OPTION PLANS

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

During 2004, the Company’s stockholders adopted and approved the Company’s 2004 Stock Options and Incentive Plan (the “2004 Plan”). The 2004 Plan reserves a maximum of 6,000,000 commons shares in aggregate, which may be optioned or sold or otherwise awarded to employees, directors, officers, and consultants under the 2004 Plan. The Plan shall terminate on June 1, 2014 (the "Termination Date"); accordingly, no Incentive Award or Option under this Plan may be granted after the Termination Date, but the term of an award may extend beyond the Plan Termination Date.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 10 – STOCK OPTION PLANS (CONTINUED)

During the year ended December 31, 2007, the Company granted a total of 4,765,000 stock options to directors, officers and consultants of the Company at exercise prices ranging from $0.25 - $0.57 per common share with expiry dates ranging from April 26, 2008 to April 26, 2017. Of these stock options 3,885,000 vested and 880,000 vest over a one year period. The Company estimated the fair value of the 4,765,000 stock options granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 4.87% and an expected volatility of 116% - 117% resulting in a stock-based compensation expense of $1,703,700 of which $1,569,807 was expensed during the year ended December 31, 2007 and the remaining $133,893 was to be expensed on vesting.

During the six months ended June 30, 2008, the Company granted a total of 2,950,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.50 per common share with expiry dates ranging from April 1, 2009 to April 1, 2018. Of these stock options 2,875,000 vested and 75,000 vest over a one-year period. The Company estimated the fair value of the 2,950,000 stock options granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 2% and an expected volatility of 98% - 180% resulting in a stock-based compensation expense of $1,216,541 of which $1,205,291 was expensed to June 30, 2008 and the remaining $11,250 is to be expensed on vesting.

During the six months ended June 30, 2008, the Company also recorded stock-based compensation expense of $96,900 related to the vesting of 215,000 stock options. In the period 287,500 stock options were exercised, 127,500 stock options were cancelled, and 100,000 stock options expired in the period.

On March 6, 2006 the board of directors approved the adoption of a “Performance Stock Incentive Plan – 2006” (the “PSIP 2006”) with an effective date of March 1, 2006 (the “Effective Date”). The terms of the PSIP 2006 provide that a total of 6,000,000 shares have been issued in escrow and subject to the following terms. However, to date, no specific awards under this provision have been granted by the Board of Directors.

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

Effective July 18, 2007, the Company adopted an “Equity Incentive Plan” (the “EIP”), the maximum aggregate number of shares of Common Stock that may be issued and sold under all Awards granted under the EIP shall be equal to 20% of the issued and outstanding common stock (on a fully diluted basis). To date the Company has registered 2,000,000 common shares under a Form S-8 Registration Statement filed with the United States Securities and Exchange Commission.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 10 – STOCK OPTION PLANS (CONTINUED)

A summary of the options outstanding and exercisable is as follows:

		Weighted Average	Weighted Average
	Number of Options	Exercise Price	Remaining Contractual Life
Outstanding, December 31, 2007	1,099,178	$ 0.53	3.93 years
Granted during the period	2,950,000	0.50
Exercised during the period	(287,500)	0.50
Expired during the period	(100,000)	0.45
Cancelled during the period	(127,500)	0.54
Outstanding, June 30, 2008	3,534,178	$ 0.51	2.46 years

Exercisable, June 30 2008	3,459,178	$ 0.51	2.46 years

Expiry	Options	Exercise
Date	Outstanding	Price

August 30, 2008	2,178	$ 0.45
April 1, 2009	200,000	0.50
July 31, 2010	120,000	0.54
July 31, 2010	60,000	0.57
April 26, 2012	250,000	0.50
March 4, 2014	52,000	0.75
July 22, 2014	100,000	0.75
April 1, 2018	2,750,000	0.50

Balance June 30, 2008	3,534,178

A summary of the status of the Company’s unvested stock options as of June 30, 2008, and changes during the six month period ended June 30, 2008, is presented below:

		Weighted-Average
	Number of	Grant Date Fair
Unvested options	Shares	Value
Unvested at January 1, 2008	317,500	$0.51
Granted	75,000	0.15
Vested	(230,000)	0.51
Cancelled	(87,500)	-
Unvested at June 30, 2008	75,000	$0.15

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

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 11 – STOCK APPRECIATION RIGHTS (CONTINUED)

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

During the six months ended June 30, 2008, 87,500 SARs were exercised at an exercise price of $0.685 per right. The fair value of the SARs on the date of exercise was $16,187, resulting in a decrease in the accrued share based compensation liability and a stock-based compensation recovery of $34,563. The fair value at the date of exercise was determined by multiplying the number of SARs exercised by the difference between the market price of common stock at the date of exercise and the exercise price of the SARs.

During the six months ended June 30, 2008, 187,500 SARs expired resulting in the Company recording a recovery of $49,750 related to the vested SARs.

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

At June 30, 2008, a total of 3,200,000 SARs granted were unexercised, of which 75,000 were unvested. The Company estimated the fair value of the 3,200,000 SARs at June 30, 2008 by applying the fair value method using the Black-Scholes option pricing model using an expected life of one-quarter to 10 years and a risk-free interest rate of 2%, and expected volatility of 98% - 180% resulting in $495,000 additional stock-based compensation expense. At June 30, 2008 a total of $695,230 has been accrued on vested SARs, including $730 payable on exercised SARs, and an additional $2,250 will be recorded on vesting of the remaining SARs.

At June 30, 2008 and December 31, 2007, the Company has an accrued liability of $421,250 related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

The Company is committed to issue an aggregate of 16,575,000 additional SARs as per outstanding management and consulting agreements entered into during 2007.

A summary of the stock appreciation rights is as follows:

					Weighted
			Weighted		Average
	Number of		Average Exercise		Remaining
	SAR	Exercise Price	Expiry Date	Price	Contractual Life

Outstanding, December 31, 2007	625,000			$ 0.49	3.68 years
Granted during the period	200,000	$0.50	1-Apr-09
Granted during the period	2,750,000	$0.50	1-Apr-18
Exercised during the period	(87,500)	$0.50	26-Apr-12
Cancelled during the period	(187,500)	$0.50	26-Apr-12
Expired during the period	(100,000)	$0.45	26-Apr-08
Outstanding, June 30, 2008	3,200,000			$ 0.50	8.73 years

Exercisable, June 30, 2008	3,125,000			$ 0.50	8.98 years

As of June 30, 2008, the aggregate intrinsic value of the outstanding SARs was $nil.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 12 – CONTINGENCIES & COMMITMENTS

In January 2007, the Company entered into five, two of which agreements have subsequently been terminated, five-year term management consulting agreements. The remaining three agreements provide for the granting of a total of 16,700,000 stock options and 16,700,000 stock appreciation rights, in aggregate, over the five year terms of the agreements. As of June 30, 2008, 4,700,000 stock options and 4,700,000 stock appreciation rights have been granted, the remaining 12,000,000 options and 12,000,000 stock appreciation rights vest over the remaining term ending January 1, 2012.

On July 1, 2007, the Company entered into a five-year-term management consulting agreement. The agreement provides for a signing bonus of $20,000, the issuance of 100,000 shares of unrestricted common stock and a monthly remuneration of $10,000. The Company has the right to terminate the agreement without cause by providing 30 days written notice. Upon termination of the agreement, the Company is required to pay this consultant severance of 6 months of monthly fees within 10 business days of the termination date. This agreement provides for the granting of 2,225,000 stock options and 2,225,000 stock appreciation rights, in aggregate, over the five year term. As of June 30, 2008, 250,000 stock options and 250,000 stock appreciation rights have been granted, the remaining 1,975,000 stock options and 1,975,000 stock appreciation rights will be granted on the anniversary dates of the agreements with terms to be set by the Board of Directors.

On February 15, 2008, the Company entered into a one-year term management consulting agreement. The agreement provides a monthly remuneration of $3,000 with no severance. This agreement also provides the granting of 100,000 stock options and 100,000 stock appreciation rights that vest evenly over four quarters. As of June 30, 2008, 25,000 stock options and stock appreciation rights have vested and 75,000 options and appreciation rights remain unvested and outstanding.

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

NOTE 13– SUBSEQUENT EVENTS

a)	Bonuses

i.

The Company issued 250,000 common shares to an officer of the Company in satisfaction of a bonus of $60,000, which is measured using the closing the price of $0.24 on the date of execution of the PSA (Note 7).

	ii.	The Company issued 150,000 common shares to a consultant in satisfaction of a bonus of $75,000, which offset the exercise price of 150,000 stock options held by the consultant.

b)	Private placement

i.

The Company entered into a private placement agreement with a private company that provides services to the Company of a director and officer of the Company for 1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance. The private placement agreement was entered into by the Company in settlement of $389,375 notes payable to a company which the director and officer is able to exercise significant influence over and assigned the notes payable to the private company that provides services to the Company of a director and officer of the Company,

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 14 – COMPARATIVE FIGURES

Certain financial statement line items from prior period have been reclassified to conform with current period’s presentation.

NOTE 15 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

a)

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. FAS 157-2 which proposed a one year deferral for the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually).

On January 1, 2008 we elected to implement this Statement with the one-year deferral. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are in the process of evaluating this standard with respect to our effect on non- consolidated financial statements upon full adoption in 2009.

b)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115" ("FAS 159"). This Statement allows an entity the option to elect fair value for the initial and subsequent measurement for certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. FAS 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard. FAS 159 was effective for the Company as of January 1, 2008. The adoption of FAS 159 did not have a material impact on the Company's financial position or results of operations.

c)

In December 2007, the FASB issued SFAS No. 141-R, "Business Combinations" ("FAS 141R") which revised SFAS No. 141, "Business Combinations" ("FAS 141"). This pronouncement is effective for the Company's financial statements issued after January 1, 2009. Under FAS 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. FAS 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. FAS 141R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under FAS 141R, adjustments to the acquired entity's deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of FAS 141R are applied prospectively, the Company is assessing this provision when the business combination transactions occur.

d)

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect that the adoption of FAS 160 will have a material effect on its financial position or results of operations.

e)

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 amends and expands the disclosure requirements of FAS 133, "Accounting for Derivative Instruments and Hedging Activities" and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 161 will have a material impact on our consolidated financial statements.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE 15 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

f)

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS FSP 142-3 will have a material impact on our consolidated financial statements.

g)

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of applicable securities laws. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “Pluris” mean Pluris Energy Group Inc., unless otherwise indicated.

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

Our executive office is located at Suite 2703 – 550 Pacific Street, Vancouver, British Columbia, Canada and our telephone number is 604.607.1677.

Description of Business

We are an exploration stage international energy company specializing in the development of international business opportunities including, but not limited to, the acquisition, exploration and development of oil and natural gas properties in South America; primarily in the region of Argentina. We are a junior domestic upstream and midstream oil and natural gas development and production company focused on acquiring, developing, producing and refining oil and natural gas reserves in South American high impact hydrocarbon rich areas. Our core business strategy was redefined in mid-2006 to acquire non-operated and operated working interests in oil and gas fields throughout South America and particularly Argentina that display significant hydrocarbon reserves and development and expansion opportunities in traditional fossil fuels that can provide high yield returns on income opportunities in the energy industry for our shareholders. We have two wholly-owned subsidiaries, Pluris Energy Group Inc. (BVI), and Pluris Sarmiento Petroleo SA through which we hold various of our property interests and operations.

Recent Corporate Developments

Since the commencement of our fiscal quarter ended March 31, 2008, we experienced the following significant corporate developments:

1.

Following our entry into the Assignment Agreement with Clear S.R.L. (as discussed below), Pluris seeks to obtain equity commitments from one or more financial partners in order to complete the acquisition of its interest in the Cerro Negro concession and undertake a focused growth plan via drilling, but also through acquisitions. The equity contribution sought is between $35 million and $50 million. Pluris intends to undertake and complete the development program of the Cerro Negro concession, and also expand with additional acquisitions.

2.

On July 4, 2008, Pluris’ wholly-owned Argentine subsidiary, Pluris Sarmiento Petroleo SA (the “Pluris Sub”) entered into a Assignment Agreement dated July 4, 2008 (the “Agreement”) with Clear S.R.L. (“CSRL”), a private Argentine company, pursuant to which CSRL agreed to assign, subject to certain conditions, 75% of its operating exploration and exploitation rights in the Cerro Negro oil and gas concession located in the Chubut Province, Argentina (the “Concession”). In consideration of the assignment of CSRL’s rights in the Concession, Pluris agreed, among other things, to pay a total of $21,000,000, payable in installments as set out in the Agreement and issue to CSRL an aggregate of 3,000,000 shares of its common stock issuable in certain installments as set out in the Agreement and subject to certain pooling provisions to be set out in a mutually agreed upon pooling agreement. The Concession is valid for a term expiring on December 1, 2025 and is renewable for a five year period in accordance with its terms. See “Acquisition of interest in Cerro Negro Concession”, below.

3.

On July 4, 2008, pursuant to the terms of a management consulting agreement between Landmark Management Services Ltd. (“LMS”) and Pluris, we agreed to issue to LMS 250,000 restricted shares of our common stock as a bonus for consulting services provided by the President and Chief Operating Officer to the Company. LMS also will receive a bonus of 250,000 restricted shares of common stock on the financial closing of the Company’s acquisition of the Agreement, and upon commencement of drilling activities at the Cerro Negro concession, LMS is entitled to a further 250,000 restricted shares of common stock as a bonus.

4.

On July 1, 2008, we incorporated the Pluris Sub, a private Argentine corporation for the purpose of effecting the Company's acquisition of the Cerro Negro concession. All of the outstanding shares of the Pluris Sub (the “Shares”) are held in trust by two officers of our company, Soumitra Sam Sen and Sacha H. Spindler, pursuant to bare trust agreements dated July 1, 2008. The Shares are beneficially owned by our company. The trust was created due to time constraints related to certain legal requirements on foreign ownership of corporations acting as operating subsidiaries in Argentina on Argentine oil concessions and due to the necessity for our company to incorporate a subsidiary available to timely enter into the Assignment Agreement with CSRL. The trusts are expected to be unwound once we complete the incorporation of an Argentine subsidiary to hold our interest in Pluris Sub.

5.

Effective June 5, 2008, we dismissed Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, as our principal independent accountant. Concurrent with the dismissal of Dale Matheson Carr-Hilton Labonte LLP, we engaged BDO Dunwoody LLP, Chartered Accountants, as our new principal independent accountant to audit our financial statements.

7.

On May 2, 2008, we entered into a Mandate Agreement (the “Mandate”) with Standard Americas Inc., who is acting on behalf of Standard Bank Plc (“Standard”) for the purposes of Standard assisting our Company in raising the financial proceeds necessary for us to financially close the Assignment Agreement between our Company and CSRL and to commence ongoing oil development operations on the Cerro Negro concession.

6.

On May 1, 2008, pursuant to the terms of a management consulting agreement between the Company and Jose Bereskyj, we issued 272,000 units at a price of $0.25 per unit to Mr. Bereskyj in consideration of the settlement of $68,000 of debt owed to Mr. Bereskyj. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to purchase an additional share of common stock at a price of $0.50 until May 1, 2010. Also on May 1, 2008 we agreed: (i) to book a bonus of $50,000 to be offset toward the exercise of Mr. Bereskyj’s options, (ii) on the date of execution of the Assignment Agreement, we issued a second bonus of $75,000 to be offset against the exercise of Mr. Bereskyj’s vested stock options; and (iii) upon commencement of drilling activities at the Cerro Negro concession, we agreed to issue to Mr. Bereskyj 100,000 shares of our common stock.

Acquisition of interest in Cerro Negro Concession

On October 31, 2007, we entered into a letter of intent (the “LOI”) with CSRL, of Comodoro Rivadavia, Argentina, pursuant to which we were granted the exclusive right to purchase and develop up to 100% of CSRL’s 46,000 acre Cerro Negro concession, located in Chubut Province, Golfo San Jorge Basin, Argentina (“Cerro Negro”). Under the terms of the LOI, we had the right to purchase an interest in Cerro Negro for an agreed upon price, subject to the satisfactory outcome of due diligence performed by us related to Cerro Negro, which includes commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon our satisfaction of the due diligence review performed by us and our agents, we retained the right to submit to CSRL our binding offer to purchase Cerro Negro, the terms of which were to be negotiated pursuant to a mutually acceptable acquisition agreement.

On July 4, 2008, Pluris Sub entered into the Agreement, pursuant to which CSRL agreed to assign, subject to certain conditions, 75% of its operating exploration and exploitation rights in Cerro Negro. In consideration of the assignment of CSRL’s rights in Cerro Negro, Pluris agreed, among other things, to pay a total of $21,000,000, payable in installments as set out in the agreement and issue to CSRL an aggregate of 3,000,000 shares of its common stock issuable in certain installments as set out in the Agreement and subject to certain pooling provisions to be set out in a mutually agreed upon pooling agreement.

The Cerro Negro concession is valid for a term expiring on December 1, 2025 and is renewable for a five year period in accordance with its terms. As a condition of closing: (i) the parties must obtain consent for the assignment of CSRL’s interest in Cerro Negro to the Pluris Sub from Petrominera Chubut S.E.; (ii) the parties must undertake their best efforts to enter into a joint operating agreement to govern the operations on Cerro Negro pursuant to which the Pluris Sub or its nominee will be the operator on the property; and (iii) the Pluris Sub must have obtained a bank guarantee, guaranteeing certain of the installments owed under the Agreement. The parties agreed to close the transaction no later than 150 days from the execution date (the “Closing Date”) and Pluris agreed to undertake its best efforts to close within 90 days of the execution date of the Agreement. In the event closing does not occur by the Closing Date, and the parties have not extended the term of the agreement on a mutual basis, the Pluris Sub is liable for any interest accrued under the Agreement at an annual rate of 5.5% and must sign over a bond issued in the name of Pluris Energy Group Inc. in the amount of $840,000, which has been issued as a guarantee of its obligations under the Agreement. If closing does not occur due to the inability to obtain the consent of Petrominera Chubut S.E. then the closing may take place 60 days following the expiration of the initial 150 day period. The Agreement is governed by the laws of Argentina.

In connection with the LOI for the purchase and development of CSRL’s Cerro Negro concession, our subsidiary Pluris Energy Group Inc. (BVI) (“Pluris BVI”) issued an $840,000 convertible, non-retractable redeemable unsecured bond (the “CN Bond”) as security under the LOI. In the event that we do not perform under the LOI, ownership of the CN Bond can be transferred from Pluris BVI to CSRL. The CN Bond may be converted into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The CN Bond’s maturity date is September 30, 2011 and the interest rate is LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest under the CN Bond can be converted into common shares of our company at our discretion. At the date of this filing, we believe that our performance under the terms of the LOI as it relates to the CN Bond has been effectively undertaken and we further believe that pursuant to those undertakings being effectively administered by us according to the terms of the LOI, there are no matters there from that could result in our having to transfer ownership of the CN Bond to CSRL. In connection with the execution of the Agreement, we agreed to provide the CN Bond as a security guarantee to CSRL under terms of the Agreement in the event that we do not perform under the Agreement. If we complete the acquisition of Cerro Negro as planned and/or continue to perform under the terms of the Agreement, the CN Bond is to be returned to our treasury and cancelled subsequent to the financial closing of our acquisition of the Cerro Negro concession.

Acquisition of San Enrique Petrolera, S.A.

On August 18, 2006, we entered into a share purchase agreement (the “SPA”) with four individuals to purchase all of the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), a private company incorporated under the laws of Argentina. The acquisition of SEPSA marked our first step in engaging our newly mandated business plans to acquire a working interest in producing oil and gas properties located in Argentina’s hydrocarbon regions. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. In order to secure the rights to purchase SEPSA, an escrow agreement (the “Escrow”) was entered into among our company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby we issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of Pluris BVI, which has been placed into escrow at DB pursuant to the Escrow. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and our company. Terms under the SPA pursuant to the Bond stipulate that in the event that we do not perform under the SPA terms agreed upon between us and SEPSA, that ownership of the Bond can be transferred from Pluris BVI to SEPSA. Currently, we believe that we have performed specific to the terms of the SPA as it relates to the Bond stipulations there under and there is no matter that could be or has been raised by us or SEPSA that would result in our having to transfer ownership of the Bond to SEPSA. In the event that the Bond is transferred from our company to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of our company at our company’s discretion. This Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA.

One of the five properties owned by SEPSA, known as Tierra Del Fuego (“TDF”) is the subject of a Joint Venture agreement (the “JV”) with four other joint venture participants, each of which possesses a Rights of First Refusal (the “ROFR”) to purchase SEPSA’s interest in TDF under a “match or pass” status. In October of 2006, SEPSA provided the four participants of the JV to TDF, notification of our company having won the bid to purchase SEPSA, and under such notification, those participants were provided with 30 days to match our company’s allocation on the TDF property, or pass on their ROFR, thereafter enabling us to complete our acquisition of SEPSA, inclusive of all or part of SEPSA’s interests in the TDF property. Prior to the end of that 30 day notification period, two of the four participants commenced proceedings against SEPSA in the Argentine Commercial Courts seeking intermediary action in regard to their rights under the terms of the ROFR. On March 22, 2007 we were advised by SEPSA that as an outcome to those proceedings, two injunctions were imposed by the Argentina National Commercial Court of Appeals on behalf of Apco Argentina Inc. (“Apco”) and Antrim Energy Inc. (“Antrim”) prohibiting the sale of SEPSA’s shares to our company until such time as the ROFR issues between SEPSA, Apco and Antrim are resolved.

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

As at the date of this filing, both our company and SEPSA have filed our respective offerings of evidence related to our specific claims against one another. SEPSA and our company received confirmation from the ICC arbitral tribunal as to what evidence will be accepted by the tribunal for further definition and renderings. Further, the ICC arbitral tribunal held a hearing with representatives of SEPSA and our company during April, whereby the parties to the hearing agreed to move the arbitration toward a partial damages award being rendered by the ICC. In that regard, representatives of SEPSA and our company were interviewed by the ICC arbitral tribunal at a subsequent hearing during the month of May whereby we provided specific details to the tribunal based upon there questions to us as to our company’s position related to the nature of the undertakings and the dispute that has arisen amongst our company and SEPSA. Recently, we received notification from the ICC arbitral tribunal requesting our company and SEPSA to provide final arguments for submission to the ICC within a thirty day period from the date of their notification to us. On this basis, it is our belief that the ICC Tribunal is currently contemplating the possible rendering of some form of determination related to the arbitral dispute between our company and SEPSA.

We have claimed damages for loss of revenue from July 1, 2006, loss of business opportunity related to increases to the values of assets owned and/or controlled by SEPSA and loss of out of pocket expenses from the inception of our efforts to win the bid for and complete the acquisition of SEPSA. SEPSA has filed a counter claim for recovery of its legal expenses and translation fees incurred related to the dispute between it and our company. We have limited insight as to the length of time necessary for or outcome of the ICC in making any final determinations pursuant to the TOR, the hearings held in May, the submitted final arguments by us and SEPSA as requested by the arbitral tribunal recently or any potential partial damages and/or damages award being rendered by the ICC and, in that regard, we do not know what the final outcome of those undertakings and/or potential renderings as described may be. We believe that our position related to the claim we filed against SEPSA is substantive and that the issues pertaining to and being sought for resolution by us through the arbitral proceedings between us and SEPSA can be resolved, and that completion of the acquisition of SEPSA by us could occur.

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

Acquisition of BAO

On December 21, 2007, we entered into a letter of intent acquisition agreement (the “BAO Agreement”) to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company (the “BAO”). BAO controls leasehold interests primarily located in the Neuquén Basin, Rio Negro Province, Argentina. Under the terms of the BAO Agreement, we have the right to purchase 100% of the shares of BAO at an agreed upon price (that we are contractually obliged to not disclose until completion of the acquisition of BAO occurs), subject to the satisfactory outcome of due diligence related to BAO performed by us, which includes corporate, commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon our satisfaction of the due diligence review performed by us and our agents as above described, we have agreed with BAO to negotiate and execute a mutually acceptable Share Purchase Agreement (the “BAO SPA”) among our company, BAO and the shareholders of BAO. Upon consummation of the BAO SPA, if and when this occurs, we intend to commence drilling, development and expansion of the BAO leasehold interests in the Neuquén Basin. As of the date of this filing, we are awaiting confirmation from the principals of BAO regarding the appropriate extensions over portions of BAO’s concessions having been secured by BAO at the provincial authority level prior to our further investment into developing the opportunity. However, elements related to the undertakings required to access long-term extensions over Argentine concessions to quantify the rationale for pursuing extensive investment into the development of oil concessions in the region can take considerable time at the provincial authority level and we are confident that those long-term extensions being sought by BAO will be secured to the extent that our intent to close the acquisition of BAO can occur timely to our Argentine business development objectives and that such closing will as a result, provide us with a potentially long-term exploration and development opportunity that would substantiate a considerable investment on the part of our company into the development of BAO’s Neuquén Basin concessions.

Petrogen Senior Secured Convertible Note

On September 10, 2007, we received a demand notice (the “Demand”) for the immediate payment of a Senior Secured Convertible Note (the “Note”) in the amount of $75,000 plus accrued interest. The Note carried a guaranteed security agreement (“GSA”) over the assets of one of our subsidiaries, Petrogen, as collateral to the GSA. Due to the financial circumstances of Petrogen at the time of receipt of the Demand, the Note was not repaid. After Petrogen’s default under the Note, the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation to the Note holder. The Note holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007, our company and Petrogen consented to the proposal, also required under the statute. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges

Petrogen’s, obligation to the extent consented to by Petrogen; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen; and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors. The collateral is now the Note holder’s property. In this regard, Petrogen no longer owns any assets in the United States and any remaining financial obligations of Petrogen are subject to the conditions set forth under the TEXAS BUSINESS & COMMERCE CODE, §9.620 and §9.622, and as such, on April 8, 2008, Petrogen was wound-up and dissolved through filing for the dissolution with the Colorado Secretary of State.

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

Second Quarter and Six Month Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2008	2007	Increase /	2008	2007	Increase /
			(Decrease)			(Decrease)
Revenue	-	-		-	-

Operating	$2,865,110	$2,610,095	5.0%	$3,398,605	$2,950,898	11.1%
Expenses
Depreciation
expenses	1,169	3,017	(61.2)%	2,338	5,770	(59.5)%
General and	116,857	135,961	(13.9)%	230,450	235,632	(2.2)%
Administrative
Interest expenses	31,919	5,628	822.5%	71,129	36,737	93.6%
Loss on
Settlement of	-	-	-	-	-	-
Debt
Management and	330,200	211,500	56.1%	717,655	361,500	98.5%
Consulting Fees
Management and
Consulting Fees-	2,025,783	2,113,666	(4.2)%	1,963,670	2,113,666	(7.1)%
Stock based
Professional Fees	391,101	145,951	168.0%	484,492	234,330	106.8%
Debt
extinguishment	-	-	N/A	380,744	-	N/A
Discontinued	-	(17,517)	N/A	565,996	(22,468)	261.9%
Operations

Net Loss	$(2,897,029)	$(2,633,240)	10.0%	$(3,284,482)	$(3,010,103)	9.1%

Revenue

We are presently in the exploration stage of our business, have not earned any revenues from our planned operations to date, and do not anticipate earning revenues until such time as we enter into commercial production of our project, or other oil and gas properties we may acquire from time to time.

General and Administrative Expenses

The decrease in general and administrative expenses for the three and six month periods ended June 30, 2008 was due to the decrease in office expenses. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs.

Net Loss

The increase in our losses from continuing operations for the three and six month periods ended June 30, 2008 as compared to the comparative period in 2007 was primarily due to an increase in management and consulting fees due to bonuses accrued to management and consultants for achieving the signing of the Cerro Negro PSA. For the three month period ended June 30, 2008, we recorded expenses from discontinued operations of $nil compared to expenses from discontinued operations of $17,517 for the three month period ended June 30, 2007. Our net loss for the three month period ended June 30, 2008 was $2,897,029 or $0.12 per share compared to a net loss of $2,633,240 or $0.15 per share for the three month period ended June 30, 2007. The weighted average number of shares outstanding was 24,980,653 at June 30, 2008, compared to 17,498,040 at June 30, 2007.

The income from discontinued operations for the six month period ended June 30, 2008 consisted of: (i) $nil (2007: $19,462) in gas sales (ii) $nil (2007: $129) in depletion, (iii) $nil (2007: $37,606) in lease operating expenses, (iv) $nil (2007: $1,704) from the impairment of oil and gas properties, (v) $nil (2007: $2,491) in general and administrative expenses, and (vi) $565,996 (2007: $nil) in recovery of expenses due to the settlement of Petrogen’s debts and dissolution proceedings.

The other items of $(451,873) during the six month period ended June 30, 2008 as compared to $(36,737) in the comparative period in 2007, was due to the recognition of a $380,744 beneficial conversion feature for attaching a conversion feature to certain notes payable, which were not convertible upon their initial issuance date.

Management and Consulting Fees – Stock-based

Stock based compensation expense decreased by $149,996 for the six month period ended June 30, 2008 due to the a decrease in the value of stock options issued and vested during the period, as measured using the Black-Scholes valuation model.

Management and Consulting Fees

Management and consulting fees increased by $356,155 or 98.5% for the six month period ended June 30, 2008 due to an increase in fees and bonuses accrued with respect to signing of the Cerro Negro PSA.

Interest Expenses

The increase in interest expense for the three and six month periods ended June 30, 2008 as compared to the comparative periods in 2007 was primarily due to the issuance of notes payable.

Professional Fees

Professional fees were $391,101 for the three month period ended June 30, 2008 compared to $145,951 for the three month period ended June 30, 2007 (an increase of $244,150 or 168%). The increase in professional fees was due to legal costs related to the ICC proceedings with SEPSA.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2008	At December 31, 2007	Increase / (Decrease)
Current Assets	$76,043	$162,790	(53.3)%
Current Liabilities	$2,509,038	$2,495,872	0.5%
Working Capital

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Cash Flows used in Operating Activities	$(1,067,637)	$(763,879)
Cash Flows provided by (used in) Investing Activities	$-	$477,394
Cash Flows provided by (used in) Financing Activities	$1,051,934	$290,504
Net (decrease) increase in Cash During Period	$(15,703)	$22,231

As at June 30, 2008, current assets were comprised of: (i) $9,554 in cash; (ii) $38,781 in restricted cash; (iii) $nil in accounts receivable; and (iv) $27,708 in prepaids and deposits.

As at June 30, 2008, our total assets were $87,325 comprised of: (i) $76,043 in current assets; (ii) $nil in unproved oil and gas properties available for sale (net of depletion); and (iii) $11,282 in furniture and equipment (net of depreciation). The decrease in total assets at June 30, 2008 compared to total assets at December 31, 2007 was primarily due to a decrease in prepaid expenses due to the recognition of those expenses.

As at June 30, 2008, current liabilities were comprised of: (i) $1,013,412 in accounts payable and accrued liabilities; (ii) $695,230 in share based compensation liability; (iii) $112,500 in convertible notes payable; (iv) $500,125 in notes payable; (v) $nil in private placement subscription proceeds; and (vi) $187,771 due to related parties.

As at June 30, 2008, our total liabilities were $2,509,038, all consisting of current liabilities. The increase in total liabilities at June 30, 2008 compared to total liabilities at December 31, 2007 was due primarily to the issuance of notes payable and an increase in amounts advanced by related parties.

Stockholders' deficit increased from $2,240,345 at December 31, 2007 to $2,421,713 at June 30, 2008.

For the six month period ended June 30, 2008, net cash used in continuing operating activities was $1,067,637 compared to net cash used in continuing operating activities of $763,879 for the six month period ended June 30, 2007. The $303,758 increase in net cash used in operating activities is primarily a result of $300,000 paid to cover legal costs with the ICC for the SEPSA arbitration. Net cash used in continuing operating activities for the six month period ended June 30, 2008 was comprised of a net loss of $3,850,478 (2007: $2,987,635) and adjusted primarily by stock based compensation of $1,963,670 (2007: $2,113,666).

For the six month period ended June 30, 2008, net cash used in discontinuing operating activities was $nil compared to net cash used in discontinuing operating activities of $9,320 for the six month period ended June 30, 2007 resulting in net cash used in operating activities of $1,067,637 (2007: $763,879).

Our cash flow from continuing investing activities for the six month period ended June 30, 2008 was $nil compared to net cash provided by continuing investing activities of $9,106 for the six month period ended June 30, 2007.

For the six month period ended June 30, 2008, net cash from discontinuing investing activities was $nil compared to net cash from discontinuing investing activities of $486,500 for the six month period ended June 30, 2007 resulting in net cash used in investing activities of $nil (2007: $495,606). The change in net cash from investing activities for the period ended June 30, 2008 was primarily the result of no investing activities in discontinued operations.

Cash flows from financing activities for the six month period ended June 30, 2008 was $1,051,934 compared to cash flow used in financing activities of $290,504 for the six month period ended June 30, 2007. The net cash flow from financing activities for the six month period ended June 30, 2008 was primarily comprised of: (i) $351,100 (2007: $323,500) in proceeds on sale of common stock including subscriptions received; and (ii) $605,000 (2007: $2,250) in notes payable. The increase in net cash from financing activities for the period ended June 30, 2008 was primarily the result of proceeds from notes payable.

Cash Requirements

Over the next twelve months we intend to acquire oil and gas properties in Argentina. We anticipate that we will incur the following costs and operating expenses over the next twelve months, excluding the acquisition costs related to our acquisition of the Cerro Negro concession, the BOA and San Enrique Petrolera S.A., as follows:

Estimated Funding Required During the Next Twelve Months

Expenses	Amount
Management fees	$1,400,000
Oil and Gas exploration & development expenses and holding	36,000,000
costs
Professional fees	950,000
Investor relations	960,000
Rent, utilities and insurance	200,000
Other general & administrative expenses	400,000
Total	$39,900,000

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

Going Concern

Due to being an exploration stage company, having incurred recurring losses, having a working capital deficit and not having generated revenues, in their report on our audited financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through June 30, 2008 have incurred losses of $25,857,152 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements, other than what has been previously discussed that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. However, previously unvested stock options outstanding as of December 31, 2005 were cancelled January 1, 2006; therefore no compensation expense under SFAS No. 123R with respect to unvested stock options was recorded during the first quarter of 2006.

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

Future Accounting Pronouncements

a)

In December 2007, the FASB issued SFAS No. 141-R, "Business Combinations" ("FAS 141R") which revised SFAS No. 141, "Business Combinations" ("FAS 141"). This pronouncement is effective for the Company's financial statements issued after January 1, 2009. Under FAS 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. FAS 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. FAS 141R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under FAS 141R, adjustments to the acquired entity's deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of FAS 141R are applied prospectively, the Company is assessing this provision when the business combination transactions occur.

b)

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("FAS 160"). This Statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect that the adoption of FAS 160 will have a material effect on its financial position or results of operations.

c)

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 amends and expands the disclosure requirements of FAS 133, "Accounting for Derivative Instruments and Hedging Activities" and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 161 will have a material impact on our consolidated financial statements.

d)

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS FSP 142-3 will have a material impact on our consolidated financial statements.

e)

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our company’s chief executive officer and chief financial officer.

Based on this evaluation, our company’s chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as at June 30, 2008 were not effective to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

In light of the conclusion that our company's disclosure controls and procedures were ineffective as of June 30, 2008, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

No changes in the Company's internal control over financial reporting occurred during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On April 30, 2007, we commenced an arbitral action against SEPSA through the ICC requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to our company 100% of the shares of SEPSA and to award damages incurred by us related to our out of pocket expenses, loss of business opportunity and loss of revenue. SEPSA subsequently filed a counter claim with the ICC seeking awards for legal fees and translation costs related to this dispute. As of the date of this filing, the ICC arbitral tribunal held hearings in Buenos Aires, Argentina during the month of May to conduct interviews with principals of our company and SEPSA. Recently, the ICC informed our company and SEPSA to submit each of our respective closing arguments within a thirty day period. We anticipate that the ICC may render a partial damages award within the third quarter of this year, however, we have no specific insight as to the length of time necessary for the ICC to make any final determinations pursuant to the arbitral proceedings between our company and SEPSA and whether or not a partial damages award will be rendered by the ICC and, further, we do not know what the outcome of those final determinations may be and if such potential determinations could result in a partial damages award being rendered by the ICC.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $20,732,743 from inception to June 30, 2008 and incurred losses from discontinued operations totaling approximately $5,124,409 for the same period. As of June 30, 2008, we had an accumulated deficit of

$25,857,152 and a working capital deficit of $2,432,995. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of August 1, 2008, we have 34,114,302 shares of common stock issued and outstanding. There are 16,778,099 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of June 30, 2008, there are an aggregate of 3,534,178 stock options and 3,452,081 warrants outstanding.

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

As of March 6, 2006, our board of directors authorized and approved the adoption of Performance Stock Incentive Plan, pursuant to which an aggregate of 6,000,000 restricted shares of our common stock were issued to certain officers, directors and consultants. The 6,000,000 restricted shares of common stock are subject to an escrow and can be acquired by the respective individual upon achievement by us of certain milestones.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act of 1933 during the three month period ended June 30, 2008 that were not otherwise reported on a current report on Form 8-K.

1.

On July 4, 2008, pursuant to the terms of a management consulting agreement between Landmark Management Services Ltd. (“LMS”) and Pluris, we agreed to issue to LMS 250,000 restricted shares of our common stock as a bonus for consulting services provided by the Company’s President to the Company. The securities were issued to non-U.S. persons in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933.

2.

On May 1, 2008, pursuant to the terms of a management consulting agreement between the Company and Jose Bereskyj we issued 272,000 units at a price of $0.25 per unit to Mr. Bereskyj in consideration of the settlement of $68,000 of debt owed to Mr. Bereskyj. Each unit consists of one share of common stock and one share purchase warrant entitling the holder to purchase an additional share of common stock at a price of $0.50 until May 1, 2010. The securities were issued to non-U.S. persons in an offshore transaction relying on Regulation S promulgated under the Securities Act of 1933.

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

10.17	Consulting Agreement dated effective March 1, 2008 with Rahul Gandhi (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2008)

10.18	Stock Option Agreement with Rahul Gandhi (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 19, 2008)

10.19	Stock Appreciation Rights Agreement with Rahul Gandhi (incorporated by reference from our Quarterly Report on Form 10-Q filed on May 19, 2008)

10.20*	Stock Option Agreement dated April 1, 2008 with GT Venture Management, AG

10.21*	Stock Option Agreement dated April 27, 2007 with Jose Bereskyj

10.22*	Stock Option Agreement dated April 1, 2008 with Landmark Management Services SA

10.23*	Stock Appreciation Rights Agreement dated April 1, 2008 with GT Venture Management, AG

10.24*	Stock Appreciation Rights Agreement dated April 27, 2008 with Jose Bereskyj

10.25*	Stock Appreciation Rights Agreement dated April 1, 2008 with Landmark Management Services SA

10.26*	Assignment Agreement dated July 4, 2008 between Pluris Sarmiento Petroleo SA and Clear S.R.L.

10.27*	Bare Trust Agreement dated July 1, 2008 between Soumitra Sam Sen and Pluris

10.28*	Bare Trust Agreement dated July 1, 2008 between Sacha Spindler and Pluris

10.29*	Mandate dated May 2, 2008 with Standard Americas, Inc.

10.30*	Managing Consulting Services Agreement dated July 1, 2007 with Jose Bereskyj

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2005).

(31)	Section 302 Certifications

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Sacha Spindler.

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Rahul Gandhi.

(32)	Section 906 Certification

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURIS ENERGY GROUP INC.

By: /s/ Sacha H. Spindler
Sacha H. Spindler
CEO, Chairman and Director
Principal Executive Officer

Date: August 14, 2008.

By: /s/ Rahul Gandhi
Rahul Gandhi
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

Date: August 14, 2008.