Form 10-Q
period 2008-09-30
PLURIS ENERGY GROUP INC
filed 2008-11-18
CIK 1057226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 1, 2008, there were 36,232,931 shares of the issuer’s common stock issued and outstanding, par value $0.001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
(Unaudited)

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$5,383	$25,257
Restricted cash	27,732	38,781
Receivable	-	2,225
Prepaids and deposits	21,089	96,527

	54,204	162,790

FURNITURE AND EQUIPMENT, net of depreciation of $ 52,109 (2007 - $48,347)	18,789	13,620
PROPERTY HELD FOR SALE
Oil and gas properties, unproved (Note 2)	-	79,117

	$72,993	$255,527

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$989,124	$1,606,230
Share-based compensation liability (Note 11)	804,005	200,230
Convertible notes payable (Note 5)	112,500	-
Notes payable (Note 4)	167,500	399,375
Private placement subscription proceeds (Note 9)	-	102,520
Loans payable (Note 6)	-	79,117
Due to related parties (Note 8)	407,348	108,400

	2,480,477	2,495,872

COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)

CAPITAL DEFICIT
Common stock, $0.001 par value, 250,000,000 shares authorized
34,734,302 (2007 – 28,159,824) shares issued and outstanding	34,735	28,160
Additional paid-in capital	24,446,166	20,299,565
Share subscription receivable (Note 3)	(31,008)	-
Preferred stock, $0.001 par value, 100,000,000 shares authorized
4,600,000 shares issued and outstanding	4,600	4,600
Deficit accumulated during the exploration stage	(26,861,977)	(22,572,670)

	(2,407,484)	(2,240,345)

	$72,993	$255,527

Going Concern (Note 1)
Subsequent Events (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					November 15,
	Three months	Three months	Nine months	Nine months	2001
	ended	ended	ended	ended	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

EXPENSES
Depreciation	1,424	3,017	3,762	8,787	52,109
General and administrative	126,910	260,418	357,361	496,050	2,784,912
Impairment of fixed assets	-	-	-	-	25,285
Management and consulting fees – (Note 8)	395,174	165,400	1,112,829	526,900	4,855,740
Management and consulting fees – stock-based
(Note 10)	428,954	623,315	2,392,623	2,736,981	9,861,825
Professional fees (Note 7)	71,202	171,121	555,694	405,451	2,555,857

LOSS FROM OPERATIONS	(1,023,664)	(1,223,271)	(4,422,269)	(4,174,169)	(20,135,728)

OTHER ITEMS
Interest expense, net of interest income	(3,553)	(18,601)	(74,682)	(55,338)	(436,241)
Loss on settlement of debt	-	-	-	-	(239,448)
Non-recurring costs of share exchange	-	-	-	-	(417,800)
Impairment of other investment	-	(60,000)	-	(60,000)	(150,000)
Debt extinguishment (Note 5)	-	-	(380,744)	-	(380,744)

	(3,553)	(78,601)	(455,426)	(115,338)	(1,624,233)

LOSS FROM CONTINUING OPERATIONS	(1,027,217)	(1,301,872)	(4,877,695)	(4,289,507)	(21,759,961)

DISCONTINUED OPERATIONS (Note 2)	22,393	(826,735)	588,388	(849,203)	(5,102,016)

NET LOSS	$(1,004,824)	$(2,128,607)	$(4,289,307)	$(5,138,710)	$(26,861,977)

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE
Continuing operations	$(0.03)	$(0.06)	$(0.16)	$(0.22)
Discontinued operations	-	(0.03)	0.02	0.04)
Net (loss) per common share	$(0.03)	$(0.09)	$(0.14)	$(0.26)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	33,762,775	22,474,721	30,925,681	19,479,549

The accompanying notes are an integral part of these interim consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months	November 15,
	ended	ended	2001 (inception)
	September 30,	September 30,	to September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(4,877,695)	$(4,289,507)	$(21,759,961)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	3,762	8,787	52,109
- accrued interest receivable	(3,445)	(2,028)	(3,708)
- accrued interest expense	81,375	49,180	273,652
- loss on settlement of debt	-	-	239,448
- accrued management fees	388,952	-	612.979
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation	2,392,623	2,736,981	9,861,825
- expenses paid by the issuance of shares (note 8)	535,969	102,000	2,741,963
- impairment of available for sale securities	-	60,000	175,285
- debt extinguishment	380,744	-	380,744
Changes in operating assets and liabilities
- receivable	936	-	68,711
- prepaids and deposits	11,619	(37,538)	(48,293)
- accounts payable	(6,879)	127,930	1,750,761
Net cash used in continuing operations	(1,092,039)	(1,244,195)	(5,236,686)
Net cash used in discontinued operations	-	(31,567)	(1,832,441)
NET CASH USED IN OPERATING ACTIVITIES	(1,092,039)	(1,275,762)	(7,069,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(8,930)	(894)	(96,182)
Pre-reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Proceeds on sale of other investments	-	-	30,000
Restricted cash	-	-	(38,781)
Loans receivable	-	-	925,000
Net cash from (used in) continuing investing activities	(8,930)	(894)	920,905
Net cash from (used in) discontinued investing activities	-	486,500	(2,618,447)
NET CASH FROM (USED IN) INVESTING ACTIVITIES	(8,930)	485,606	(1,697,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	516,100	523,500	6,441,874
Restricted cash	-	10,000	(35,000)
Proceeds from (repayment of) notes payable	655,000	127,250	960,404
Proceeds from (repayment of) loans payable	-	(134,750)	700,250
Debenture payable	-	-	(138,302)
Cash advances from former related parties	-	-	318,990
Advances from (to) related parties	(90,005)	157,768	523,836
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,081,095	683,768	8,772,052

NET INCREASE (DECREASE) IN CASH	(19,874)	(106,388)	5,383
CASH, BEGINNING	25,257	129,440	-

CASH, ENDING	$5,383	$23,052	$5,383

Other non-cash transactions: Refer to Notes 8 and 9

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$11,000	$13,875
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

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

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

							Deficit
							Accumulated	Total
	Common Stock			Additional		Share	during	Stockholders’
	Number of			Paid-in	Obligation to	Purchase	Exploration	Equity
	Shares		Amount	Capital	issue shares	Warrants	Stage	(Deficit)

Balance, December 31, 2003	2,122,658	$	,2,123	$1,113,116	$-	$256,300	$(2,290,749)	$(919,210)
Stock issued for exercise of options, January 14, 2004	40,000		40	39,960	-	-	-	40,000
Stock issued for exercise of options, January 20, 2004	75,000		75	75,925	-	-	-	76,000
Stock cancelled, January 30, 2004	(10,000)		(10)	10	-	-	-	-
Stock issued for exercise of options, February 11, 2004	329,000		329	387,171	-	-	-	387,500
Stock based compensation, options granted on March 4, 2004	-		-	947,550	-	-	-	947,550
Stock issued for exercise of options, April 30, 2004	237,000		237	425,013	-	-	-	425,250
Stock issued for exercise of options, May 18, 2004	50,000		50	62,450	-	-	-	62,500
Stock issued for exercise of options, May 21, 2004	261,920		262	327,139	-	-	-	327,401
Stock issued for exercise of options, June 1, 2004	4,000		4	4,996	-	-	-	5,000
Stock issued for exercise of options, June 16, 2004	59,000		59	73,691	-	-	-	73,750
Stock based compensation, options granted on March 4, 2004	-		-	176,950	-	-	-	176,950
Stock issued for exercise of options, August 12, 2004	200,000		200	299,800	-	-	-	300,000
Stock issued for settlement of debenture, August 18, 2004	586,938		587	938,514	-	-	-	939,101
Stock issued for cash, September 21, 2004	1,476,800		1,476	1,637,424		182,100	-	1,821,000
Stock based compensation, options granted on July 22, 2004	-		-	852,050	-	-	-	852,050
Stock issued for exercise of options, October 12, 2004	6,000		6	8,994	-	-	-	9,000
Stock issued for exercise of options, November 1, 2004	4,000		4	5,996	-	-	-	6,000
Stock issued for exercise of options, November 8, 2004	2,000		2	2,998	-	-	-	3,000
Stock-based compensation, options granted on October 1, 2004	-		-	70,100	-	-	-	70,100
Warrants expired	-		-	256,300	-	(256,300)	-	-
Net loss	-		-	-	-	-	(4,003,722)	(4,003,722)

Balance, December 31, 2004	5,444,316		$5,444	$7,706,147	$-	$182,100	$(6,294,471)	$1,599,220

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

						Deficit
						Accumulated	Total
	Common Stock		Additional		Share	during	Stockholders’
	Number of		Paid-in	Obligation to	Purchase	Exploration	Equity
	Shares	Amount	Capital	issue shares	Warrants	Stage	(Deficit)

Balance, December 31, 2004	5,444,316	$5,444	$7,706,147	$-	$182,100	$(6,294,471)	$1,599,220
Stock issued for exercise of options, April 4, 2005	250,000	250	374,750	-	-	-	375,000
Stock issued for services, April 5, 2005	6,000	6	14,694	-	-	-	14,700
Stock issued for exercise of options, May 1, 2005	49,468	49	146,121	-	-	-	146,170
Stock issued for services, May 1, 2005	84,200	84	153,066	-	-	-	153,150
Stock issued for acquisition of pipeline, May 1, 2005	35,000	35	87,465	-	-	-	87,500
Stock issued for finders’ fees, May 1, 2005	125,680	126	(126)	-	-	-	-
Stock issued for private placement, May 1, 2005	24,000	24	26,976	-	3,000	-	30,000
Stock based compensation, options granted on May 2, 2005	-	-	48,700	-	-	-	48,700
Stock issued for services, May 16, 2005	1,090	1	1,999	-	-	-	2,000
Stock issued for exercise of options, June 1, 2005	40,000	40	99,960	-	-	-	100,000
Stock issued for private placement, June 1, 2005	12,000	12	13,488	-	1,500	-	15,000
Stock issued for conversion of debt, June 2, 2005	47,006	47	82,213	-	-	-	82,260
Stock issued for services, June 2, 2005	2,100	2	3,673	-	-	-	3,675
Stock-based compensation, options granted on July 1, 2005	-	-	211,200	-	-	-	211,200
Stock issued for services, September 1, 2005	273,600	274	587,966	-	-	-	588,240
Stock issued for services, September 7, 2005	1,000	1	2,499	-	-	-	2,500
Stock issued for services, September 12, 2005	23,200	23	42,897	-	-	-	42,920
Stock issued for services, September 29, 2005	600	1	2,129	-	-	-	2,130
Stock issued for exercise of options, September 29, 2005	4,000	4	4,996	-	-	-	5,000
Stock issued for exercise of options, October 6, 2005	12,000	12	29,988	-	-	-	30,000
Stock issued for conversion of debt, October 6, 2005	10,000	10	36,490	-	-	-	36,500
Stock issued for conversion of debt, October 12, 2005	7,000	7	13,993	-	-	-	14,000

Balance carried forward	6,452,260	$6,452	$9,691,284	$-	$186,600	$(6,294,471)	$3,589,865

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

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
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

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

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

							Deficit
							Accumulated	Total
	Common Stock		Additional		Share	Share	during	Stockholders’
	Number of		Paid-in	Preferred	subscriptions	Purchase	Exploration	Equity
	Shares	Amount	Capital	Shares	receivable	Warrants	Stage	(Deficit)

Balance carried forward	18,346,932	$18,347	$15,057,524	$-	$-	$18,600	$(15,067,443)	$27,028
Issued 4,800,000 shares of preferred stock		-	-	4,800	-	-	-	4,800
Expired warrants, June 1, 2007	-	-	18,600	-	-	(18,600)	-	-
Stock issued for private placement, June 15, 2007	347,000	347	173,153	-	-	-	-	173,500
Stock issued for debt, June 15, 2007	207,733	208	72,499	-	-	-	-	72,707
Stock issued for note conversion, June 25, 2007	1,375,000	1,375	273,625	-	-	-	-	275,000
Stock issued for private placement, June 28, 2007	1,684,000	1,684	377,216	-	-	42,100	-	421,000
Stock issued for exercise of options, August 14, 2007	900,000	900	314,100	-	-	-	-	315,000
Stock issued for services, September 10, 2007	100,000	100	56,900	-	-	-	-	57,000
Cancelled 200,000 shares of preferred stock		-	200	(200)	-	-	-	-
Stock issued for note conversion, September 26, 2007	375,000	375	74,625	-	-	-	-	75,000
Stock issued for note interest, September 26, 2007	7,574	7	3,576	-	-	-	-	3,583
Stock issued for private placement, September 28, 2007	731,429	732	193,268	-	-	6,000	-	200,000
Stock issued for exercise of options for cash, October 16, 2007	100,000	100	24,900	-	-	-	-	25,000
Stock issued for exercise of options, November 26, 2007	132,822	133	55,137	-	-	-	-	55,270
Stock issued for exercise of options, December 14, 2007	2,575,000	2,575	1,279,925	-	-	-	-	1,282,500
Stock issued for exercise of warrants, December 14, 2007	878,876	879	460,532	-	-	(21,973)	-	439,438
Stock issued for private placement, December 14, 2007	224,000	224	84,676	-	-	-	-	84,900
Stock issued for exercise of options for cash, December 14, 2007	50,000	50	24,950	-	-	-	-	25,000
Stock issued for debt, December 14, 2007	124,458	124	149,226	-	-	-	-	149,350
Stock-based compensation	-	-	1,578,806	-	-	-	-	1,578,806
Net loss	-	-	-	-	-	-	(7,505,227)	(7,505,227)

Balance, December 31, 2007	28,159,824	$28,160	$20,273,438	$4,600	$-	$26,127	$(22,527,670)	$(2,240,345)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

						Deficit
						Accumulated	Total
	Common Stock		Additional		Share	during	Stockholders’
	Number of		Paid-in	Preferred	subscriptions	Exploration	Equity
	Shares	Amount	Capital	Shares	receivable	Stage	(Deficit)

Balance carried forward	28,159,824	$28,160	$20,299,565	$4,600	$-	$(22,572,670)	$(2,240,345)
Stock issued for private placement, March 28, 2008	454,567	455	161,566	-	-	-	162,020
Stock issued for private placement, March 31, 2008	577,200	577	145,973	-	-	-	146,550
Stock issued for conversion of notes payable, March 31, 2008 (Note 5)	1,333,928	1,334	732,327	-	-	-	733,661
Recognition of equity portion of convertible notes, March 31, 2008	-	-	113,958	-	-	-	113,958
(Note 5)
Stock issued for exercise of options, March 31, 2008	87,500	88	43,662	-	(31,008)	-	12,742
Stock issued for exercise of options, June 5, 2008	100,000	100	49,900	-	-	-	50,000
Stock issued for bonus award, June 5, 2008	272,000	272	67,728	-	-	-	68,000
Stock issued for private placement, June 5, 2008	915,383	915	286,185	-	-	-	287,101
Stock issued for finder’s fees, June 5, 2008	36,400	36	9,064	-	-	-	9,100
Stock issued for services, June 24, 2008	60,000	60	14,340	-	-	-	14,400
Stock issued for bonus award, June 30, 2008	160,000	160	53,440	-	-	-	53,600
Stock issued for bonus award, July 1, 2008	150,000	150	74,850	-	-	-	75,000
Stock issued for bonus award, July 8, 2008	250,000	250	59,750	-	-	-	60,000
Stock issued for private placement, July 30, 2008	1,557,500	1,558	387,818	-	-	-	389,375
Stock issued for debt settlement, August 8, 2008	30,000	30	9,970	-	-	-	10,000
Stock issued for private placement, August 25, 2008	490,000	490	139,510	-	-	-	140,000
Stock issued for private placement, September 3, 2008	100,000	100	24,900	-	-	-	25,000
Stock-based compensation (Note 10)	-	-	1,771,661	-	-	-	1,771,661
Net loss	-	-	-	-	-	(4,289,307)	(4,289,307)

Balance, September 30, 2008	34,734,302	$34,735	$24,446,166	$4,600	$(31,008)	$(26,861,977)	$(2,407,484)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

On July 1, 2008, the Company incorporated a subsidiary Pluris Sarmiento Petroleo SA, a private Argentine corporation for the purpose of effecting the Company's acquisition of the Cerro Negro concession. Refer to Note 7.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2008, the Company has a working capital deficiency of $2,426,273 and has incurred significant losses since inception. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months, which is estimated at $39,900,000, primarily for oil and gas exploration and development expenses and holding costs. The continuation of the Company is dependent upon the continuing financial support of stockholders.

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

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 2 – DISCONTINUED OPERATIONS

	December 31,	Incurred in	December 31,	Incurred in	September
	2006	the year	2007	the period	30, 2008
Oil and Gas Properties, Unproved
Acquisition costs	$868,146	$(500,000)	$368,146	$-	$368,146
Exploration costs	2,665,123	15,014	2,680,137	-	2,680,137
	3,533,269	(484,986)	3,048,283	-	3,048,283
Less accumulated depletion and impairment	(2,160,514)	(808,652)	(2,969,166)	-	(2,969,166)
Less disposition of property	-	-	-	(79,117)	(79,117)

	$1,372,755	$(1,293,638)	$79,117	$(79,117)	$-

Following a period of poor financial performance and continued losses on its United States oil and gas operations, the Company commenced a process to sell its United States oil and gas properties. Accordingly, the results of US oil and gas operations were classified as discontinued operations in the consolidated statements of operations and the assets were classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 and from November 15, 2001 (inception) to September 30, 2008 for operating activities, investing activities, and financing activities have been separated between continuing and discontinued operations.

The results from discontinued operations are summarized as follows:

	Nine Months	Nine Months	November 15, 2001
	ended	ended	(Inception) to
	September 30,	September 30,	September 30, 2008
	2008	2007

Revenue - gas sales	$-	$22,618	$542,632

Operating Expenses
Depletion	-	165	25,643
Financing fees	-	-	871,850
Lease operating expenses	-	61,296	342,486
Impairment of oil and gas properties	-	808,487	2,943,523
General and administrative	-	1,873	2,049,534

Net operating loss	-	(849,203)	(5,690,404)
Gain on dissolution of United States subsidiary	588,388	-	588,388

Gain (loss) on discontinued operations	$588,388	$(849,203)	$(5,102,016)

On April 8, 2008, pursuant to the assignment of Petrogen’s (the Company’s US subsidiary) assets, Petrogen was wound-up and dissolved through filing for dissolution with the Colorado Secretary of State. All outstanding financial obligations, security interest liens, subordinate security interests, other subordinate liens and/or outstanding amounts invoiced to and/or held over Petrogen, if any, by third party creditors of Petrogen, have been fully discharged and terminated as of January 8, 2008, resulting in the wind-up being completed with no further outstanding financial obligations. The Company has recognized $588,388 gain on write-off of payables arising from the settlement and dissolution of Petrogen and all of its outstanding financial obligations. Refer to Note 6.

NOTE 3 – SHARE SUBSCRIPTION RECEIVABLE

During the nine months ended September 30, 2008, the Company received an unsecured promissory note receivable for $27,563 bearing 12.5% per annum interest and due on December 31, 2008. At September 30, 2008, interest accrued amounted to $3,445 for total share subscription receivable of $31,008 and has been recorded as a reduction to equity. The share subscription receivable arose from the exercise of 87,500 stock options at $0.50 per share.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 4 – NOTES PAYABLE

Balance, December 31, 2007	$399,375
Notes issued	655,000
Accrued interest at 12.5%	81,875
Amended to include conversion terms	(579,375)
Assigned for settlement	(389,375)

Balance, September 30, 2008	$167,500

As at September 30, 2008 the Company has notes payable outstanding totaling $167,500 including accrued interest of $18,611 (December 31, 2007: $399,375 including accrued interest of $44,375) which are unsecured, due on demand, and bear interest at 12.5% per annum. During the nine months ended September 30, 2008, the Company issued an additional five promissory notes for $655,000 with the same terms as the previous notes, accrued $81,875 interest on those notes, and then amended six of the promissory notes totaling $579,375 including accrued interest of $64,375 to include conversion terms. Refer to Note 5.

On July 30, 2008, the Company entered into a private placement agreement with a private company that provides services to the Company of a director and officer of the Company for 1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance. The private placement agreement was entered into by the Company in settlement of $389,375 notes payable to a company which the director and officer is able to exercise significant influence over and assigned the notes payable to the private company that provides services to the Company of a director and officer of the Company. Refer to Note 8.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On March 28, 2008 (the “Amendment Date”), the Company entered into an Amendment Agreement (the “Promissory Note Amendment Agreement”) whereby terms of six promissory notes totaling $579,375 including accrued interest of $64,375 were amended providing for conversion rights into units (“Units”) of the Company for all of or portions of the principal and accrued interest. The Notes are convertible at $0.35 where each Unit is comprised of one common share and one common share purchase warrant. Each share purchase warrant is exercisable commencing 90 days subsequent to the date of the conversion for a period of two years from the date of conversion at an exercise price of $0.70 per warrant. The Company estimated the fair value of the amended convertible notes by comparing the carrying value of the old notes with the value of the shares and warrants underlying the new convertible notes. The common shares were valued using the quoted market value of the Company’s common share on the amendment date while the warrants were valued using the Black-Scholes valuation model. The Company estimated the fair value of the share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.70, a risk-free interest rate of 1.75% and an expected volatility of 128%. The excess of the total fair value of consideration and the fair value of the debt was $380,744 and has been accounted for as a loss on extinguishment in the Consolidated Statement of Operations for the nine months ended September 30, 2008.

On March 31, 2008, a total of $466,875 (including accrued interest of $51,875) of convertible notes were converted into 1,333,928 Units.

As at September 30, 2008, a total of $112,500 (including accrued interest of $12,500) of convertible notes were outstanding and due on February 7, 2009.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 6 – LOANS PAYABLE

On September 10, 2007, the Company received a demand notice (the “Demand”) for the immediate payment of an outstanding note payable in the amount of $75,250 plus $3,867 of accrued interest. The note carried a guaranteed security agreement (“GSA”) over the assets of Petrogen as collateral to the GSA. Petrogen defaulted under the Note, whereby the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation under the Note. The Note Holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 the Company and Petrogen consented to the proposal. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen.; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors, as described under TEXAS BUSINESS & COMMERCE CODE §9.622. As of September 30, 2008, the Company has completed assignment of Petrogen’s assets to the note holder. Refer also to Note 2

NOTE 7 – ACQUISITIONS

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
SEPTEMBER 30, 2008
(Unaudited)

NOTE 7 – ACQUISITIONS (CONTINUED)

SAN ENRIQUE PETROLERA S.A. (CONTINUED)

to the ICC the specific issues that the ICC should address related to both parties complaints and to what issues the ICC should make declarations under pursuant to the arbitral proceedings between SEPSA and the Company. Under the TOR, there is a specific schedule that has been agreed upon between SEPSA, the Company and the ICC, whereby the Company and SEPSA must submit to the ICC, specific requested materials at specific dates in order to move the arbitral process towards a conclusion. As at the December 31, 2007, both SEPSA and the Company had filed their respective offerings of evidence related to their specific claims and the parties were awaiting a reply from the ICC arbitral tribunal as to what evidence that has been offered by both parties will be accepted by the tribunal. Subsequent to the TOR being agreed upon by the parties, the ICC requested from both the Company and SEPSA an amount of US$150,000 each, for payment towards the costs associated on behalf of the ICC for the continuation of the arbitral proceedings. In that regard, due to SEPSA’s refusal to make said payment to the ICC as noted, the Company’s Argentine litigation council advised that the Company should pay the portion requested of SEPSA to ensure continuation of the arbitral proceedings; therefore, the Company made a total payment to the ICC in the amount of $300,000 during the nine-month period ended September 30, 2008 and recorded this to professional fees for costs associated on behalf of the ICC for the continuation of the arbitral proceedings. During the six-month period ended June 30, 2008, the Company and SEPSA attended a hearing at the request of and before the ICC tribunal whereby both parties and the ICC tribunal agreed to move towards the ICC tribunal making a preliminary determination related to the arbitral dispute between the Company and SEPSA in the form of a partial damages award.

The Company agreed to attend a formal hearing before the ICC tribunal during May 2008, where certain officers and representatives of the Company were interviewed by the ICC tribunal and the Company was able to comment to the ICC tribunal about the Company’s position related to the unresolved matters between the Company and SEPSA. Subsequent to the hearings, the ICC requested the Company to submit to the ICC, its closing arguments related to the arbitration within a specified period of time. The Company has claimed damages in the form of loss of revenue from July 1, 2006 through to the current date; loss of business opportunity related to increases to the values of assets owned and/or controlled by SEPSA and loss of-out-of-pocket expenses from the inception of the Company’s efforts to win the bid and complete the acquisition of SEPSA. SEPSA has filed a counter-claim for recovery of legal expenses and translation fees incurred to date related to the dispute between it and the Company. There is no determination as to the length of time necessary for the ICC to make any final renderings pursuant to the arbitral proceedings between the Company and SEPSA and whether or not any awards for damages will be made by the ICC and, further; there is no determination as to what the outcome of any potential final determinations made be the ICC related to damages awards may be. As at September 30, 2008, the Company has received notification from the ICC Arbitral Tribunal that the issuance of a damages award is now being rendered and will be submitted to the Court of Arbitration of the ICC by November 30, 2008.

CLEAR S.R.L.

In November 2007, the Company entered into a Letter of Intent agreement (“LOI”) with Clear S.R.L. ("Clear")., whereby the Company acquires the exclusive right to purchase and develop up to 100% of Clear's 186 square kilometer Cerro Negro concession, Chubut Province, Golfo San Jorge Basin, Argentina ("Cerro Negro"). Under the terms of the agreement between Clear and the Company, the Company has the right to purchase Cerro Negro subject to the satisfactory outcome of due diligence related to Cerro Negro performed by the Company, which includes commercial, financial, geologic, geophysical and petroleum engineering analysis. During the nine months ended September 30, 2008, the Company satisfactorily completed the due diligence and in collaboration with Clear, has moved into the final negotiations related to the drafting of a mutually agreeable Purchase and Sale Agreement (the “PSA”) which is anticipated to be executed within the fourth quarter of 2008. Upon closing of the PSA, the Company will have a specified period of time pursuant to the terms of the PSA to complete the acquisition of Cerro Negro and will immediately thereafter commence drilling, development and expansion of Cerro Negro.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 7 – ACQUISITIONS

CLEAR S.R.L. (CONTINUED)

In connection with the purchase and development of Clear’s Cerro Negro concession, the Company’ subsidiary, Pluris, BVI, issued a $840,000 convertible, non-retractable redeemable unsecured bond (the “CN Security Bond”) as a security instrument pursuant to the terms of the LOI. Terms under the LOI pursuant to the CN Security Bond stipulate that in the event that the Company does not perform according to the LOI terms, the CN Security Bond will be transferred to Clear. The CN Security Bond may be converted into common shares of the Company at prices ranging from $3.25 per common share to $9.25 per common share. The CN Security Bond’s maturity date is September 30, 2011 and the interest rate is LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest under the CN Security Bond can be converted into common shares of the Company at its discretion. At September 30, 2008 the Company maintains ownership of the Bond. The CN Security Bond will not be considered issued and outstanding for accounting purposes until such time as the CN Security Bond is transferred to Clear. Completion of the Cerro Negro acquisition by the Company is subject to agreement on final terms of the PSA being reached by Clear and the Company and the Company raising the funds necessary to complete the transaction.

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

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008, management fees of $270,000 (2007: $270,000) were incurred to a private company which provides services to the Company of a director and officer of the Company. At September 30, 2008, this company is owed $204,129 (December 31, 2007: $nil) for management fees and advances due. In March 2008, this director and officer settled $43,750 of unpaid fees into a private placement consisting of 175,000 units at $0.25 per unit, each unit consisting of one common share and one share purchase warrant. In July 2008, the Company entered into a private placement agreement with the private company that provides services to the Company of a director and officer of the Company for 1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance. The private placement agreement was entered into by the Company in settlement of $389,375 notes payable that were assumed by the private company from the note holder. Refer to notes 4 and 9. The Company is committed to pay this party $30,000 in management fees per month. The agreement with this party can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement.

During the nine months ended September 30, 2008, consulting fees of $9,000 (2007: $7,900) were incurred to a director of the Company. At September 30, 2008, this director was owed $5,600 (December 31, 2007: $2,600) for unpaid fees and $12,796 (December 31, 2007: $Nil) in legal fees. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the nine months ended September 30, 2008, management fees of $162,000 (2007: $162,000) were incurred to a private company which provides services to the Company of an officer of the Company. At September 30, 2008, this party is owed $126,823 (December 31, 2007: $98,300) for management fees due. In March 2008, this director and officer settled $98,300 of unpaid fees into a private placement consisting of 393,200 units at $0.25 per unit, each unit consisting of one common share and one share purchase warrant. In July 2008, the Company issued 250,000 common shares to an officer of the Company in satisfaction of a bonus of $60,000, which is measured using the closing the price of $0.24 on the date of execution of the PSA (Note 7). The officer will also receive a bonus of 250,000 restricted shares of common stock on the financial closing of the Company’s acquisition of the Agreement, and upon commencement of drilling activities at the Cerro Negro concession, and the officer is entitled to a further 250,000 restricted shares of common stock as a bonus.The Company is committed to pay this party $18,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date.

During the nine months ended September 30, 2008, management fees of $21,000 (2007: $nil) were incurred to an officer of the Company. At September 30, 2008, this officer was owed $6,000 (December 31, 2007: $nil) for unpaid fees. The Company is committed to pay this officer $3,000 in management fees per month until April 1, 2009. The agreement, which commenced in March 2008, automatically renews for four consecutive one-year terms unless either party terminates the agreement by providing thirty days written notice. This agreement can be terminated by the Company at any time by providing 30 days written notice.

At September, 2008, an officer the Company was owed $52,000 (2007- $nil) in accrued management fees. The amounts are unsecured and payable upon demand. In July 2008, the Company issued 150,000 common shares to the officer in satisfaction of a bonus of $75,000 paid by the officer exercising 150,000 stock options at an exercise price of $0.50 per share.

At September 30, 2008 and December 31, 2007, the Company recorded an accrued liability of $421,250, related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in note 13.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 9 – CAPITAL STOCK

Common Shares

During the nine months ended September 30, 2008:

(a)	The Company issued the following for cash proceeds:
	i.	201,715 common shares at $0.35 per share for $70,600 in private placement proceeds;
	ii.	726,668 common shares at $0.30 per share for $218,000 in private placement proceeds;
	iii.	335,567 common shares for $102,520 in private placement proceeds received during the fourth quarter of 2007;
iv.

205,000 units at $0.50 per unit for $102,500 in private placement proceeds received during the nine months ended September 30, 2008. Each unit consisted of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $0.75 for one year. The Company has estimated the fair value of attached warrants to unit private placements to be 10% of the private placement proceeds; therefore 10% of $102,500 was allocated to the 205,000 warrants granted;

	v.	340,000 common shares at $0.25 per share for $85,000 in private placement proceeds; and
vi.

160,000 units at $0.25 per unit for $40,000 in private placement proceeds. Each unit consisted of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $0.50 for two years.

(b)	The Company issued the following for non-cash consideration:
	i.	100,000 common shares to a consultant for a bonus of $50,000, paid by the consultant exercising 100,000 stock options at an exercise price of $0.50 per share;
ii.

272,000 units to a consultant for the settlement of fees accrued and owing to the consultant by the Company of $68,000, at $0.25 per unit, in pursuant a private placement agreement with the consultant, with each unit consisting of one common share and one share purchase warrant. The Company estimated the fair value of the 272,000 share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.75, a risk-free interest rate of 2% and an expected volatility of 106% resulting in a loss on settlement of $36,530 which was recorded as additional management and consulting fee expense during the nine-month period ended September 30, 2008;

iii.

36,400 units to a consultant for finder’s fees of $9,100, at $0.25 per unit, each unit consisting of one common share and one share purchase warrant. The Company estimated the fair value of the 36,400 share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.50, a risk-free interest rate of 2% and an expected volatility of 113% resulting in a loss on settlement of $6,486 which was recorded as additional management and consulting fee expense during the nine-month period ended September 30, 2008;

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
ix.

568,200 units at $0.25 per unit with each unit consisting of one common share and one share purchase warrant, in settlement of $142,050 of management fees accrued to two private companies which are contracted to the Company for the services of two officers of the Company, pursuant to private placement agreements with the private companies. The Company estimated the fair value of the 568,200 share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.50, a risk-free interest rate of 2% and an expected volatility of 111% resulting in a loss on settlement of $107,276 which was recorded as additional management and consulting fee expense during the nine-month period ended September 30, 2008;

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 9 – CAPITAL STOCK

Common Shares (continued)

(b)	The Company issued the following for non-cash consideration (continued):
x.

1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance in settlement of $389,375 notes payable that were assumed by the private company from the note holder. The Company estimated the fair value of the 1,557,500 share purchase warrant granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.50, a risk-free interest rate of 2.7% and an expected volatility of 145% resulting in compensation of $315,082, which was recorded as additional management and consulting fee expense during the nine-month period ended September 30, 2008 (notes 4, 8 and 10);

	xi.	250,000 common shares to an officer of the Company in satisfaction of a bonus of $60,000, which is measured using the closing the price of $0.24 on the date of execution of the PSA (note 8);
	xii.	150,000 common shares to an officer in satisfaction of a bonus of $75,000 paid by the officer exercising 150,000 stock options at an exercise price of $0.50 per share; and
	xiii.	30,000 common shares to a consultant for settlement of debt, for which the shares were measured at the quoted market price of $0.29 per share.

Warrants

A summary of the Company’s warrants outstanding and the changes for 2008 is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2007	976,553	$0.54	1.33 years
Issued	4,133,028	0.59
Exercised / Cancelled / Expired	171,429	0.70

Balance September 30, 2008	4,938,152	0.56	1.46

Expiry	Warrants	Exercise
Date	Outstanding	Price

June 28, 2009	805,124	0.50
March 28, 2009	128,000	0.75
March 28, 2010	568,200	0.50
June 5, 2009	77,000	0.75
March 31, 2010	1,333,928	0.70
June 5, 2010	272,000	0.50
June 5, 2010	96,400	0.50
July 30, 2010	1,557,500	0.50
September 3, 2010	100,000	0.50

Balance September 30, 2008	4,938,152

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

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

For the nine months ended September 30, 2008, stock-based compensation charges were incurred for the following:

Vesting of stock options	$1,306,287
Issuance of warrants (note 9 (b) ii,iii,ix and x)	465,374
Revaluation of share-based compensation liability (note 11)	603,775
Exercise of SARs	17,187

Total stock-based compensation	$2,392,623

During the nine months ended September 30, 2008, the Company granted a total of 2,950,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.50 per common share with expiry dates ranging from April 1, 2009 to April 1, 2018. Of these stock options 2,900,000 vested and 50,000 vest over a one-year period. The Company estimated the fair value of the 2,950,000 stock options granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 2% and an expected volatility of 98% - 180% resulting in a stock-based compensation expense of $1,212,517 of which $1,209,387 was expensed to September 30, 2008 and the remaining $3,130 is to be expensed on vesting.

During the nine months ended September 30, 2008, the Company also recorded stock-based compensation expense of $96,900 related to the vesting of 240,000 stock options. In the period 437,500 stock options were exercised, 127,500 stock options were cancelled, and 102,178 stock options expired in the period.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

Effective July 18, 2007, the Company adopted an “Equity Incentive Plan” (the “EIP”), the maximum aggregate number of shares of Common Stock that may be issued and sold under all Awards granted under the EIP shall be equal to 20% of the issued and outstanding common stock (on a fully diluted basis). The EIP is approved by the Company’s Board of Directors. To date the Company has registered 2,000,000 common shares under a Form S-8 Registration Statement filed with the United States Securities and Exchange Commission.

A summary of the options outstanding and exercisable is as follows:

		Weighted Average	Weighted Average
	Number of Options	Exercise Price	Remaining Contractual Life
Outstanding, December 31, 2007	1,099,178	$ 0.53	3.93 years
Granted during the period	2,950,000	0.50
Exercised during the period	(437,500)	0.50
Expired during the period	(102,178)	0.45
Cancelled during the period	(127,500)	0.54
Outstanding, September 30, 2008	3,382,000	$ 0.51	8.37 years

Exercisable, September 30, 2008	3,332,000	$ 0.51	8.37 years

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 10 – STOCK OPTION PLANS (CONTINUED)

Expiry	Options	Exercise
Date	Outstanding	Price

April 1, 2009	200,000	0.50
July 31, 2010	120,000	0.54
July 31, 2010	60,000	0.57
April 26, 2012	100,000	0.50
March 4, 2014	52,000	0.75
July 22, 2014	100,000	0.75
April 1, 2018	2,750,000	0.50

Balance September 30, 2008	3,382,000

A summary of the status of the Company’s unvested stock options as of September 30, 2008, and changes during the nine month period ended September 30, 2008, is presented below:

		Weighted-Average
	Number of	Grant Date Fair
Unvested options	Shares	Value
Unvested at January 1, 2008	317,500	$0.51
Granted	75,000	0.15
Vested	(255,000)	0.51
Cancelled	(87,500)	-
Unvested at September 30, 2008	50,000	$0.15

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

During the nine months ended September 30, 2008, 87,500 SARs were exercised at an exercise price of $0.685 per right. The fair value of the SARs on the date of exercise was $16,187, resulting in a decrease in the accrued share based compensation liability and a stock-based compensation recovery of $34,563. The fair value at the date of exercise was determined by multiplying the number of SARs exercised by the difference between the market price of common stock at the date of exercise and the exercise price of the SARs.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 11 – STOCK APPRECIATION RIGHTS (CONTINUED)

During the nine months ended September 30, 2008, 187,500 SARs expired resulting in the Company recording a recovery of $49,750 related to the vested SARs.

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

At September 30, 2008, a total of 3,200,000 SARs granted were unexercised, of which 50,000 were unvested. The Company estimated the fair value of the 3,200,000 SARs at September 30, 2008 by applying the fair value method using the Black-Scholes option pricing model using an expected life of one-quarter to 10 years and a risk-free interest rate of 1.95% - 3.84%, and expected volatility of 98% - 180%. At September 30, 2008 a total of $804,005 has been accrued on vested SARs, including $730 payable on exercised SARs, and an additional $2,000 will be recorded on vesting of the remaining SARs.

At September 30, 2008 and December 31, 2007, the Company has an accrued liability of $421,250 related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

The Company is committed to issue an aggregate of 16,575,000 additional SARs as per outstanding management and consulting agreements entered into during 2007.

A summary of the stock appreciation rights is as follows:

					Weighted
				Weighted	Average
	Number of			Average Exercise	Remaining
	SAR	Exercise Price	Expiry Date	Price	Contractual Life

Outstanding, December 31, 2007	625,000			$ 0.49	3.68 years
Granted during the period	200,000	$0.50	1-Apr-09
Granted during the period	2,750,000	$0.50	1-Apr-18
Exercised during the period	(87,500)	$0.50	26-Apr-12
Cancelled during the period	(187,500)	$0.50	26-Apr-12
Expired during the period	(100,000)	$0.45	26-Apr-08
Outstanding, September 30, 2008	3,200,000			$ 0.50	8.48 years

Exercisable, September 30, 2008	3,150,000			$ 0.50	8.61 years

As of September 30, 2008, the aggregate intrinsic value of the outstanding SARs was $nil.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 12 – CONTINGENCIES & COMMITMENTS

In January 2007, the Company entered into five, two of which agreements have subsequently been terminated, five-year term management consulting agreements. The remaining three agreements provide for the granting of a total of 16,700,000 stock options and 16,700,000 stock appreciation rights, in aggregate, over the five year terms of the agreements. As of September 30, 2008, 4,700,000 stock options and 4,700,000 stock appreciation rights have been granted, the remaining 12,000,000 options and 12,000,000 stock appreciation rights vest over the remaining term ending January 1, 2012.

On July 1, 2007, the Company entered into a five-year-term management consulting agreement. The agreement provides for a signing bonus of $20,000, the issuance of 100,000 shares of unrestricted common stock and a monthly remuneration of $10,000. The Company has the right to terminate the agreement without cause by providing 30 days written notice. Upon termination of the agreement, the Company is required to pay this consultant severance of 6 months of monthly fees within 10 business days of the termination date. This agreement provides for the granting of 2,225,000 stock options and 2,225,000 stock appreciation rights, in aggregate, over the five year term. As of September 30, 2008, 250,000 stock options and 250,000 stock appreciation rights have been granted, the remaining 1,975,000 stock options and 1,975,000 stock appreciation rights will be granted on the anniversary dates of the agreements with terms to be set by the Board of Directors.

On February 15, 2008, the Company entered into a one-year term management consulting agreement. The agreement provides a monthly remuneration of $3,000 with no severance. This agreement also provides the granting of 100,000 stock options and 100,000 stock appreciation rights that vest evenly over four quarters. As of September 30, 2008, 25,000 stock options and stock appreciation rights have vested and 75,000 options and appreciation rights remain unvested and outstanding.

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

NOTE 13– SUBSEQUENT EVENTS

a)	Bonuses

	i.	The Company issued 100,000 common shares to an officer for bonus of $26,000. The shares were valued at the closing market price of $0.26 on the date of issuance.

b)	Notes Payable

	i.	The Company issued a promissory note for $20,000, which is unsecured, due on October 6, 2009, and bears a one-time interest charge of 12.5% per annum.

c)	Private Placements

	i.	The Company entered a private placement agreement for the issuance of 333,333 common shares at $0.30 for total proceeds of $100,000.

d)	Settlement of Debt for Shares

	i.	The Company issued 1,065,296 common shares as settlement of $255,671 debt owing to directors, officers, and consultants. The shares were valued at the closing market price of $0.24 on October 7, 2008.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 13– SUBSEQUENT EVENTS (CONTINUED)

e)	Preferred Shares

	i.	The Company entered into a private placement subscription agreement for issuance of the Company’s Series B Preferred Shares at a price of $0.001 per share.

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

e)

In March 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” Effective for the Company as of January 1, 2009, EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. Early adoption of this standard is not permitted. Management is evaluating the impact of adopting EITF No. 07-5 on the Company’s consolidated financial statements.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE 15 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

f)

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

g)

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

h)

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

i)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Effective for the Company as of January 1, 2009, FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not re-measured as long as long as it continues to meet the conditions for equity classification in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Early adoption of this standard is not permitted. Management is evaluating the impact of adopting EITF No. 07-5 on the Company’s consolidated financial statements.

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

Recent Corporate Developments

Since the commencement of our fiscal quarter ended September 30, 2008, we experienced the following significant corporate developments:

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

2.

On July 28, 2008 the Company entered into a private placement agreement with a private company that provides services to the Company of a director and officer of the Company for 1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance. The private placement agreement was entered into by the Company in settlement of $389,375 notes payable to a company which the director and officer is able to exercise significant influence over and assigned the notes payable to the private company that provides services to the Company of a director and officer of the Company.

3.

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

4.

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

5.

On July 1, 2008, we incorporated the Pluris Sub, a private Argentine corporation for the purpose of effecting the Company's acquisition of the Cerro Negro concession. All of the outstanding shares of the Pluris Sub (the “Shares”) are held in trust by two officers of our company, Soumitra Sam Sen and Sacha H. Spindler, pursuant to bearer trust agreements dated July 1, 2008. The Shares are beneficially owned by our company. The trust was created due to time constraints related to certain legal requirements on foreign ownership of corporations acting as operating subsidiaries in Argentina on Argentine oil concessions and due to the necessity for our company to incorporate a subsidiary available to timely enter into the Assignment Agreement with CSRL. The trusts are expected to be unwound once we complete the incorporation of an Argentine subsidiary to hold our interest in Pluris Sub. Currently, we are preparing to transfer the Shares to our Company as part of the final processes being undertaken to complete our qualifying status as a fully registered Argentine business enterprise and operator of oil and gas concessions in Argentina.

6.

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

8.

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

In connection with the LOI for the purchase and development of CSRL’s Cerro Negro concession, our subsidiary Pluris Energy Group Inc. (BVI) (“Pluris BVI”) issued an $840,000 convertible, non-retractable redeemable unsecured bond (the “CN Bond”) as security under the LOI. In the event that we do not perform under the LOI, ownership of the CN Bond can be transferred from Pluris BVI to CSRL. The CN Bond may be converted into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The CN Bond’s maturity date is September 30, 2011 and the interest rate is LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest under the CN Bond can be converted into common shares of our company at our discretion. At the date of this filing, we believe that our performance under the terms of the LOI as it relates to the CN Bond has been effectively undertaken and we further believe that pursuant to those undertakings being effectively administered by us according to the terms of the LOI, there are no matters there from that could result in our having to transfer ownership of the CN Bond to CSRL. In connection with the execution of the Agreement, we agreed to provide the CN Bond as a security guarantee to CSRL under terms of the Agreement in the event that we do not perform under the Agreement. If we complete the acquisition of Cerro Negro as planned and/or continue to perform under the terms of the Agreement, the CN Bond is to be returned to our treasury and cancelled subsequent to the financial closing of our acquisition of the Cerro Negro concession. We are currently undertaking the final submissions required of us with regard to receiving operatorship approvals from Petrominera Chubut S.E. and anticipate receipt of those approvals timely as it relates to the terms set forth in the Agreement with CSRL.

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

We have claimed damages for loss of revenue from July 1, 2006, loss of business opportunity related to increases to the values of assets owned and/or controlled by SEPSA and loss of out of pocket expenses from the inception of our efforts to win the bid for and complete the acquisition of SEPSA. SEPSA has filed a counter claim for recovery of its legal expenses and translation fees incurred related to the dispute between it and our company. We have limited insight as to the length of time necessary for or outcome of the ICC in making any final determinations pursuant to the TOR, the hearings held in May, the submitted final arguments by us and SEPSA as requested by the arbitral tribunal recently or any potential partial damages and/or damages award being rendered by the ICC and, in that regard, we do not know what the final outcome of those undertakings and/or potential renderings as described may be. Recently, we have received notification from the ICC Arbitral Tribunal that the issuance of a damages award is now being rendered and will be submitted to the Court of Arbitration of the ICC by November 30, 2008 and that we could potentially anticipate receiving an award by the end of 2008. We believe that our position related to the claim we filed against SEPSA is substantive and that the issues pertaining to and being sought for resolution by us through the arbitral proceedings between us and SEPSA can be resolved, and that completion of the acquisition of SEPSA by us could occur.

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

Acquisition of BAO

On December 21, 2007, we entered into a letter of intent acquisition agreement (the “BAO Agreement”) to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company (the “BAO”). BAO controls leasehold interests primarily located in the Neuquén Basin, Rio Negro Province, Argentina. Under the terms of the BAO Agreement, we have the right to purchase 100% of the shares of BAO at an agreed upon price (that we are contractually obliged to not disclose until completion of the acquisition of BAO occurs), subject to the satisfactory outcome of due diligence related to BAO performed by us, which includes corporate, commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon our satisfaction of the due diligence review performed by us and our agents as above described, we have agreed with BAO to negotiate and execute a mutually acceptable Share Purchase Agreement (the “BAO SPA”) among our company, BAO and the shareholders of BAO. Upon consummation of the BAO SPA, if and when this occurs, we intend to commence drilling, development and expansion of the BAO leasehold interests in the Neuquén Basin. As of the date of this filing, we have received notice by the principals of BAO regarding unexpected delays than anticipated by BAO to receive the appropriate extensions over portions of BAO’s concessions from the provincial authority that will approve those extensions if and when they are provided. However, we are aware of the complexities and delays that occur related to the undertakings required to access long-term extensions over Argentine oil and gas concessions and we therefore, consider that acquiring approval for such extensions from provincial oil and gas authorities in Argentina can take considerable time. We are confident that those long-term extensions being sought by BAO will be secured to the extent that our intent to close the acquisition of BAO can potentially still occur in a manner that could fit within the time lines we have set forth for our Argentine business development objectives and that closing an acquisition of BAO could possibly provide us with a potentially long-term exploration and development opportunity that would substantiate a considerable investment on the part of our company into the development of BAO’s Neuquén Basin concessions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Third Quarter and Nine Month Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2008	2007	Increase /	2008	2007	Increase /
			(Decrease)			(Decrease)
Revenue	-	-		-	-

Operating Expenses	$1,023,664	$1,223,271	(16.3)%	$4,422,269	$4,174,169	5.9%

Depreciation expenses	1,424	3,017	(52.8)%	3,762	8,787	(57.2)%

General and Administrative	126,910	260,418	(51.3)%	357,361	496,050	(28.0)%

Interest expenses	3,553	18,601	(81.9)%	74,682	55,338	35.0%

Management and Consulting Fees	395,174	165,400	138.9%	1,112,829	526,900	111.2%

Management and Consulting Fees-	428,954	623,315	(31.2)%	2,392,623	2,736,981	(12.6)%

Stock based Professional Fees	71,202	171,121	(58.4)%	555,694	405,451	37.1%

Debt extinguishment	-	-	N/A	380,744	-	N/A

Discontinued Operations	22,393	(826,735)	(102.8)%	588,388	(849,203)	(169.3)%

Net Loss	$(1,004,824)	$(2,128,607)	(52.8)%	$(4,289,307)	$(5,138,710)	(16.5)%

Revenue

We are presently in the exploration stage of our business, have not earned any revenues from our planned operations to date, and do not anticipate earning revenues until such time as we enter into commercial production of our project, or other oil and gas properties we may acquire from time to time.

General and Administrative Expenses

The decrease in general and administrative expenses for the three and nine month periods ended September 30, 2008 was due to the decrease in office expenses and travel expenses. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs.

Net Loss

The decrease in our losses from continuing operations for the three and nine month periods ended September 30, 2008 as compared to the comparative period in 2007 was primarily due to a decrease in management and consulting fees – stock-based and a decrease in general and administrative expenses. For the three month period ended September 30, 2008, we recorded recoveries from discontinued operations of $22,393 from the de-recognition of liabilities, compared to expenses from discontinued operations of $826,735 for the three month period ended September 30, 2007. Our net loss for the three month period ended September 30, 2008 was $1,004,824 or $0.03 per share compared to a net loss of $2,128,607 or $0.09 per share for the three month period ended September 30, 2007. The weighted average number of shares outstanding was 34,264,437 at September 30, 2008, compared to 22,474,721 at September 30, 2007.

The income from discontinued operations for the nine month period ended September 30, 2008 consisted of: (i) $nil (2007: $22,618) in gas sales (ii) $nil (2007: $165) in depletion, (iii) $nil (2007: $61,296) in lease operating expenses, (iv) $nil (2007: $808,487) from the impairment of oil and gas properties, (v) $nil (2007: $1,873) in general and administrative expenses, and (vi) $588,388 (2007: $nil) in recovery of expenses due to the settlement of Petrogen’s debts and dissolution proceedings.

The other items of $(455,426) during the nine month period ended September 30, 2008 as compared to $(115,338) in the comparative period in 2007, was due to the recognition of a $380,744 beneficial conversion feature for attaching a conversion feature to certain notes payable, which were not convertible upon their initial issuance date.

Management and Consulting Fees – Stock-based

Stock based compensation expense decreased by $344,358 for the nine month period ended September 30, 2008 due to the a decrease in the value of stock options issued and vested during the period, as measured using the Black-Scholes valuation model.

Management and Consulting Fees

Management and consulting fees increased by $585,929 or 111.2% for the nine month period ended September 30, 2008 due to an increase in fees and bonuses accrued with respect to signing of the Cerro Negro PSA.

Interest Expenses

The increase in interest expense for the nine month period ended September 30, 2008 as compared to the comparative periods in 2007 was primarily due to the issuance of notes payable.

Professional Fees

Professional fees were $555,694 for the nine month period ended September 30, 2008 compared to $405,451 for the nine month period ended September 30, 2007 (an increase of $150,243 or 37%). The increase in professional fees is due to legal costs related to the ICC proceedings with SEPSA.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2008	At December 31, 2007	Increase / (Decrease)
Current Assets	$54,204	$162,790	(66.7)%
Current Liabilities	$2480,477	$2,495,872	(0.6)%
Working Capital	$(2,426,273)	$(2,333,082)	4.0%

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash Flows used in Operating Activities	$(1,092,039)	$(1,275,762)
Cash Flows provided by (used in) Investing Activities	$(8,930)	$ 485,606
Cash Flows provided by Financing Activities	$1,081,095	$ 683,768
Net decrease in Cash During Period	$(19,874)	$(106,388)

As at September 30, 2008, current assets were comprised of: (i) $5,383 in cash; (ii) $27,732 in restricted cash; (iii) $nil in accounts receivable; and (iv) $21,089 in prepaids and deposits.

As at September 30, 2008, total assets were comprised of: (i) $54,204 in current assets; (ii) $nil in unproved oil and gas properties available for sale (net of depletion); and (iii) $18,789 in furniture and equipment (net of accumulated depreciation). The decrease in total assets at September 30, 2008 compared to total assets at December 31, 2007 was primarily due to a decrease in cash and a decrease in prepaid expenses due to the recognition of those expenses.

As at September 30, 2008, current liabilities were comprised of: (i) $989,124 in accounts payable and accrued liabilities; (ii) $804,005 in share based compensation liability; (iii) $112,500 in convertible notes payable; (iv) $167,500 in notes payable; (v) $nil in private placement subscription proceeds; and (vi) $407,348 due to related parties.

As at September 30, 2008, our total liabilities were $2,480,477, all consisting of current liabilities. The decrease in total liabilities at September 30, 2008 compared to total liabilities at December 31, 2007 was due primarily to settlement accounts payable and notes payable.

Stockholders' deficit increased from $2,240,345 at December 31, 2007 to $2,407,484 at September 30, 2008.

For the nine month period ended September 30, 2008, net cash used in continuing operating activities was $1,092,039 compared to net cash used in continuing operating activities of $1,244,195 for the nine month period ended September 30, 2007. Net cash used in continuing operating activities for the nine month period ended September 30, 2008 was comprised of a net loss of $4,877,695 (2007: $4,289,507) and adjusted primarily by stock based compensation of $2,392,623 (2007: $2,736,981).

For the nine month period ended September 30, 2008, net cash used in discontinued operating activities was $nil compared to net cash used in discontinued operating activities of $31,567 for the nine month period ended September 30, 2007 resulting in net cash used in operating activities of $1,092,039 (2007: $1,275,762).

Our cash flow used in continuing investing activities for the nine month period ended September 30, 2008 was $8,930 compared to net cash used in continuing investing activities of $894 for the nine month period ended September 30, 2007.

For the nine month period ended September 30, 2008, net cash from discontinued investing activities was $nil compared to net cash provided by discontinued investing activities of $486,500 for the nine month period ended September 30, 2007 resulting in net cash provided by (used in) investing activities of $(8,930) (2007: $485,606). The change in net cash from investing activities was the result of having no investing activities in discontinued operations during 2008.

Cash flows from financing activities for the nine month period ended September 30, 2008 was $1,081,095 compared to cash flow from financing activities of $683,768 for the nine month period ended September 30, 2007. The net cash flow from financing activities for the nine month period ended September 30, 2008 was primarily comprised of: (i) 516,100 (2007: $523,500) in proceeds on sale of common stock including subscriptions received; and (ii) $655,000 (2007:$127,250) in notes payable. The increase in net cash from financing activities for the period ended September 30, 2008 was primarily the result of proceeds from notes payable.

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

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to raise such additional funds from any source. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to being an exploration stage company, having incurred recurring losses, having a working capital deficit and not having generated revenues, in their report on our audited financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through September 30, 2008 have incurred losses of $26,861,977 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

f)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Effective for the Company as of January 1, 2009, FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not re-measured as long as long as it continues to meet the conditions for equity classification in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Early adoption of this standard is not permitted. Management is evaluating the impact of adopting EITF No. 07-5 on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our company’s chief executive officer and chief financial officer.

Based on this evaluation, our company’s chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as at September 30, 2008 were not effective to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

In light of the conclusion that our company's disclosure controls and procedures were ineffective as of September 30, 2008, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30,2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 30, 2007, we commenced an arbitral action against San Enrique Petrolera, S.A. (“SEPSA”) a private company incorporated under the laws of Argentina through the International Chamber of Commerce, Paris, France (the “ICC”) requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to our company 100% of the shares of SEPSA and to award damages incurred by us related to our out of pocket expenses, loss of business opportunity and loss of revenue. SEPSA subsequently filed a counter claim with the ICC seeking awards for legal fees and translation costs related to this dispute. As of the date of this filing, the ICC arbitral tribunal held hearings in Buenos Aires, Argentina during the month of May to conduct interviews with principals of our company and SEPSA. Recently, the ICC informed our company and SEPSA to submit each of our respective closing arguments within a thirty day period. We anticipate that the ICC may render a partial damages award within the third quarter of this year, however, we have no specific insight as to the length of time necessary for the ICC to make any final determinations pursuant to the arbitral proceedings between our company and SEPSA and whether or not a partial damages award will be rendered by the ICC and, further, we do not know what the outcome of those final determinations may be and if such potential determinations could result in a partial damages award being rendered by the ICC. As of the date of this filing, we have received notification from the ICC Arbitral Tribunal that the issuance of a damages award is now being rendered and will be submitted to the Court of Arbitration of the ICC by November 30, 2008 and that we could potentially anticipate receiving an award by the end of this calendar year.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $21,759,961 from inception to September 30, 2008 and incurred losses from discontinued operations totaling approximately $5,102,016 for the same period. As of September 30, 2008, we had an accumulated deficit of $26,861,977 and a working capital deficiency of $2,426,273. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of November 1, 2008, we have 36,232,931 shares of common stock issued and outstanding. There are 16,778,099 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of September 30, 2008, there are an aggregate of 3,382,000 stock options and 4,938,152 warrants outstanding.

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

The trading price of our common stock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares. During fiscal years ended December 31, 2007 and December 31, 2006, our common stock has traded as low as $0.17 and as high as $1.24. In addition to volatility associated with OTC Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, we did not sell any equity securities which were not registered under the Securities Act of 1933 during the three month period ended September 30, 2008 that were not otherwise reported on a current report on Form 8-K.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number and Exhibit Title

(10)	Material Contracts

10.0	Assignment Agreement dated July 4, 2008 between Pluris Sarmiento Petroleo SA and Clear S.R.L. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2008)

10.1	Bearer Trust Agreement dated July 1, 2008 between Soumitra Sam Sen and Pluris. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2008)

10.2	Bearer Trust Agreement dated July 1, 2008 between Sacha Spindler and Pluris. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2008)

10.3	Management Consulting Services Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2008)

(31)	Section 302 Certifications

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Sacha Spindler.

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Rahul Gandhi.

(32)	Section 906 Certification

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURIS ENERGY GROUP INC.

By:   /s/ Sacha H. Spindler
Sacha H. Spindler
CEO, Chairman and Director
Principal Executive Officer

Date: November 18, 2008.

By:  /s/ Rahul Gandhi
Rahul Gandhi
Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer

Date: November 18, 2008.