Form 10-K
period 2008-12-31
PLURIS ENERGY GROUP INC
filed 2009-05-15
CIK 1057226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number 604.607.1677

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act. Yes [   ]    No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [   ]    No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or
15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

23,321,139 common shares at $0.08 (1) per common share = $1,865,691

(1) Represents the average of the bid and ask closing prices on the OTC Bulletin Board on March 31, 2009. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

39,009,465 common shares issued and outstanding as of May 15, 2009.
4,600,000 Series “A” preferred shares issued and outstanding as of May 15, 2009
16,676,327 Series “B” preferred shares issued and outstanding as of May 15, 2009

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

As used in this annual report, the terms “we”, “us”, “our”, and “Pluris” means Pluris Energy Group Inc. and our wholly owned subsidiaries, Pluris Energy Group Inc., a British Virgin Islands corporation, Pluris Sarmiento Petroleo SA, an Argentine corporation and our former subsidiary Petrogen, Inc., a Colorado corporation, unless otherwise indicated.

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

Our executive office is located at Suite 2703 – 550 Pacific Street, Vancouver, British Columbia, Canada and our telephone number is 604.607.1677.

Our Current Business

We are an independent energy company specialized in capturing international and domestic business opportunities including, but not limited to, the acquisition and exploration of oil and natural gas properties in South America; primarily in the region of Argentina. As an emerging junior upstream and midstream oil and natural gas company, our objectives through the activities of our wholly owned subsidiaries, Petrogen, Inc., Pluris BVI and Pluris Sarmiento Petroleo SA , are to focus upon acquiring oil and natural gas prospects in what we believe to be high impact hydrocarbon rich regions in Argentina with the intent of successfully fulfilling our business mandate of finding hydrocarbons through planned operational activities acceptable to the standards of the energy industry . Our core business strategy was redefined in mid-2006 to acquire non-operated and operated working interests in oil and gas fields throughout South America and particularly Argentina that display the potential of fulfilling the basis of our business mandate and that can provide for the potential of high yield returns on hydrocarbon related income opportunities for our shareholders.

Argentina

On August 18, 2006, our company entered into a share purchase agreement (the “SPA”) with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina for the agreed upon acquisition price of $44 million. The SEPSA acquisition marks our first step in engaging our newly mandated business plans to acquire a working interest in producing oil and gas properties located in Argentina’s hydrocarbon regions. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. In order to secure the rights to purchase SEPSA, an escrow agreement (the “Escrow”) was entered into among our company, SEPSA and Deutsch Bank Trust Company Americas, New York (“DB”), whereby we issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of Pluris Energy Group Inc., a British Virgin Islands corporation (“Pluris BVI”), which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and our company. Terms under the SPA pursuant to the Bond stipulate that in the event that we do not perform under the SPA terms agreed upon between us and SEPSA, that ownership of the Bond can be transferred from Pluris BVI to SEPSA. Currently, we believe that we have performed specific to the terms of the SPA as it relates to the Bond stipulations there under and there is no matter that could be or has been raised by us or SEPSA that would result in our having to transfer ownership of the Bond to SEPSA. In the event that the Bond is transferred from our company to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in common share equity of our company at our company’s discretion. This Bond will not be considered issued and outstanding for accounting purposes until such time as the Bond is transferred to SEPSA.

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

In December of 2007, SEPSA and our company agreed to abide by a specific set of principles related to the arbitral proceedings referred to as Terms of Reference (the “TOR”), whereby SEPSA and our company mandated to the ICC under the TOR the prevailing issues that the ICC should address related to both parties’ positions related to the SPA and to what specific issues the ICC should make declarations under related to the arbitral proceedings between SEPSA and our company. Under the TOR, SEPSA, our company and the ICC agreed to a specific schedule whereby our company and SEPSA must submit to the ICC specific materials requested of us and SEPSA by the ICC at specific dates in order to move the arbitral process towards a conclusion. As at the date of this filing, our company and SEPSA have filed our respective offerings of evidence related to our specific claims and counter claims. In this regard, we have made an initial claim of damages in the estimated amount of $46.4 million for loss of revenue from July 1, 2006; loss of business opportunity related to increases to the values of assets owned and/or controlled by SEPSA and loss of out of pocket expenses from the inception of our efforts to win the bid for and complete the acquisition of SEPSA. SEPSA has filed an initial counter claim in the amount of $150,000 for recovery of its legal expenses and translation fees incurred to date related to the dispute between it and our company.

On January 16th, 2009 we were advised by our Argentine council that we received a favourable Arbitration Award from the ICC. The twenty-nine page docket rendered by the ICC binding the parties to the Award, approved by majority, determines that the SPA is terminated retroactively to October 31, 2006. It further determines that the SPA's early termination was seventy percent (70%) the responsibility of San Enrique and thirty percent (30%) the responsibility of Pluris Energy.

Prior to the date of this filing, the parties to the arbitral proceedings were summoned by the arbitral tribunal, whereby the tribunal advised the parties that they would shortly be making a determination of and request from both SEPSA and our company, to provide our final damages claims’ to the ICC in the form that they require as a means for the tribunal to determine its final overall damages rendering related to the dispute. To our best knowledge, the responsibility in the final damages award anticipated from the ICC, which will be rendered by the tribunal based upon their exclusive assessment of all the evidence offered by the parties related to the dispute, would be allocated in the same proportion as the results from the partial award recently received from the ICC. The partial award rendering further stated that the final damages award would be provided to the parties in the second quarter of 2009 ; however, there is no determination as to the length of time necessary for the ICC to make its final determination pursuant to the final damages award and, in that regard; we do not know what the final damages award may comprise. We believe that our position related to the claim we filed against SEPSA is substantive and that the issues pertaining to and being sought for resolution by us through the arbitral proceedings between us and SEPSA can be resolved in a manner that represents the best interests of our company.

We have chosen to suspend a planned offering of a $65,000,000 convertible, non-retractable, redeemable, unsecured bond instrument (the “$65M Bonds”) until such time as the outcome of the ROFR issues, injunctions and arbitral proceedings are clear, pursuant to which we will consider recommencing the offering wherein the capital raised will be used to close the acquisition of SEPSA and finance the acquisition of additional international revenue producing oil and gas assets located in South America. To date, no proceeds have been accepted from this offering and therefore, we have no current payment burdens associated with the offering. When the legal issues surrounding SEPSA have been resolved or at a time when we are able to enter into a new business opportunity agreement that establish our rights to purchase a similar revenue producing asset base to that of SEPSA, we will consider reestablishing offering of the $65M Bonds. As of the date of this filing, we are reviewing the necessity of the Bonds in consideration of the recent ICC partial award rendering and will make a final decision shortly as whether to carry on the administrative functions underlying the Bonds.

On October 31, 2007, we entered into a letter of intent (the “LOI”) with Clear S.R.L. (“Clear”), of Comodoro Rivadavia, Argentina, whereby we were granted the exclusive right to purchase and develop up to 100% of Clear’s 186 square kilometre Cerro Negro concession, located in the Chubut Province, Golfo San Jorge Basin, Argentina (the “Concession”). Under the terms of the LOI, we have the right to purchase Cerro Negro for an agreed upon price, subject to the satisfactory outcome of due diligence performed by us related to Cerro Negro, which includes commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon our satisfaction of the due diligence review performed by us and our agents as described, we retain the right to provide to Clear our binding offer to purchase Cerro Negro, the terms of which shall be memorialized through a mutually acceptable Purchase and Sale Agreement (the “PSA”) negotiated between us and Clear. Upon entering into the PSA, we will have a specified period of time pursuant to the terms of the PSA to complete the acquisition of Cerro Negro. Upon completion of the acquisition of Cerro Negro, if and when this occurs, we intend to commence drilling, development and expansion of Cerro Negro concession. We have completed our due diligence review over the Cerro Negro acquisition opportunity, and are at the final stages of negotiating the mutually acceptable PSA, which we anticipate to execute shortly. In connection with the LOI for the purchase and development of Clear’s Cerro Negro concession, our subsidiary Pluris BVI issued an US$840,000 convertible, non-retractable redeemable unsecured bond (the “CN Bond”) to Pluris BVI as security under the LOI. In the event that we do not perform under the LOI, ownership of the CN Bond can be transferred from Pluris BVI to Clear. At the date of this filing, we believe that our performance under the terms of the LOI as it relates to the CN Bond has been effectively undertaken and we further believe that pursuant to those undertakings being effectively administered by us according to the terms of the LOI, there are no matters there from that could result in our having to transfer ownership of the CN Bond to Clear. The CN Bond may be converted into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The CN Bond’s maturity date is September 30, 2011 and the interest rate is LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest under the CN bond can be converted into common shares of our company at our discretion. If we complete the acquisition of Cerro Negro as planned and/or continue to perform under the terms of the LOI, the CN Bond is to be returned to our treasury and cancelled.

The Company entered into an Assignment Agreement dated July 4, 2008 (the "Agreement") with Clear to purchase 75% of Clear’s operating exploration and exploitation rights in the Concession. In consideration of the assignment of rights in the Concession, the Company agreed to pay a total of $21,000,000 cash, payable in installments as set out in the Agreement and issue Clear an aggregate of 3,000,000 shares of the Company’s common stock issuable in installments as set out in the Agreement. The Concession is valid for a term expiring on December 1, 2025 and is renewable for a five-year period.

Conditions for the Company and Clear (the “Parties”) of closing the agreement are as follows:

i.	the Parties must obtain consent for the assignment of Clear's interest in the Concession from Petrominera Chubút S.E.;

ii.	the Parties must undertake their best efforts to enter into a joint operating agreement to govern the operations on the Concession pursuant to which Company or its nominee will be the operator on the property; and

iii.	the Company must have obtained a bank guarantee, guaranteeing the installments owed under the Agreement.

The parties agreed to close the transaction no later than 150 days from the execution date (the "Closing Date") and the Company agreed to undertake its best efforts to close within 90 days of the execution date of the Agreement. In the event closing does not occur by the Closing Date, and the Parties have not extended the term of the agreement on a mutual basis, the Company may be liable under certain conditions of the Agreement for any interest accrued under the Agreement at an annual rate of 5.5% and must sign over a bond issued in the name of the Company in the amount of $840,000 as a guarantee of its obligations under the Agreement. If closing does not occur due to the inability to obtain the consent of Petrominera Chubut S.E. then the closing may take place 60 days following the expiration of the initial 150 day period.

As of the date of this filing, we have undergone substantial delays to the funding mandate related to the acquisition of the Cerro Negro concession due to the severity of the international economic and financial crisis. As a result, we have yet to raise the necessary capital to date to acquire the Concession as mandated by us with the assistance of Standard America’s and Standard Bank Plc (“Standard”), whereby Standard has been seeking an equity capital infusion of some $50 million on behalf of our company to complete the Cerro Negro acquisition and to commence operations there. As a result of the financial crisis, we have concluded that under the current market conditions only a 100% acquisition of the Cerro Negro concession is plausible. Therefore, we have undertaken extensive discussions with Clear to those ends where they currently await our proposal for our acquisition of a 100% interest in the Concession. We are currently reviewing several options related to structuring our proposal to Clear in this regard and anticipate that we will submit same to them shortly.

Aside from the Closing Date being delayed due to the circumstances as above noted, both parties to the Agreement have concluded that as of the date of this filing the Company continues to maintain ownership of the Bond. We can seek return to treasury of the Bond at any time when necessary. To date, we have not received timely approval from Petrominera Chubút SE of our company as incoming operator over the Concession.

On December 21, 2007, we entered into a letter of intent acquisition agreement (the “Agreement”) to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company (the “BAO”). BAO controls leasehold interests primarily located in the Neuquén Basin, Rio Negro Province, Argentina. Under the terms of the Agreement, we had the right to purchase 100% of the shares of BAO at an agreed upon price (that we are contractually obliged to not disclose until completion of the acquisition of BAO occurs), subject to the satisfactory outcome of due diligence related to BAO performed by us, which includes corporate, commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon our satisfaction of the due diligence review performed by us and our agents as above described, we agreed with BAO to negotiate and execute a mutually acceptable Share Purchase Agreement (the “BAO SPA”) among our company, BAO and the shareholders of BAO. As of the date of this filing, however, BAO has been unable to display its capacity to secure the necessary extensions over portions of its concession interests from the Argentine provincial authorities as they represented they would. We have therefore, ceased any further discussions with BAO or activities related to our ongoing interests in the acquisition of BAO.

United States

On September 10, 2007, we received a demand notice (the “Demand”) for the immediate payment of a Senior Secured Convertible Note (the “Note”) in the amount of $75,000 plus accrued interest. The Note carried a guaranteed security agreement (“GSA”) over the assets of one of our subsidiaries, Petrogen, Inc. (“Petrogen”) as collateral to the GSA. Due to the financial circumstances of Petrogen at the time of receipt of the Demand, the Note could not be repaid. After Petrogen’s default under the Note, the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation to the Note holder. The Note holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 our company and Petrogen consented to the proposal, also required under the statute. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen; and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors. The collateral is now the Note holder’s property. In this regard, Petrogen no longer owns any assets in the United States and any remaining financial obligations of Petrogen are subject to the conditions set forth under the TEXAS BUSINESS & COMMERCE CODE, §9.620 and §9.622. On April 8, 2008, Petrogen was wound-up and dissolved through filing for the dissolution with the Colorado Secretary of State.

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

Employees

As of May 15, 2009, we do not employ any persons on a full-time or on a part-time basis. Mr. Sacha Spindler, our Chief Executive Officer, and Mr. Sam Sen, our President, are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek employees as necessary in our best interests.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $21,897,888 from inception to December 31, 2008 and incurred losses from discontinued operations totaling approximately $5,324,203 for the same period. As of December 31, 2008, we had an accumulated deficit of $27,222,091 and a working capital deficit of $2,315,961. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We have received a going concern opinion from our independent auditor’s report. The independent auditor reports accompanying our December 31, 2008 and 2007 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on the assumption that our company will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

The existence of material weaknesses/ineffective internal control

We have identified the existence of significant deficiencies constituting material weaknesses, which are described in greater detail in Item 9A below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.

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

As of the date of this annual report, our future development focus is towards acquiring non-operated and operated working interests in international producing oil and gas fields in the South American region of Argentina. These prospects are still in the development stage, and estimates made at this time as to proved or probable oil and natural gas reserves cannot be guaranteed that sufficient reserves will be maintained or new reserves discovered for production. The absence of reporting a sustained production history provides risk regarding independent reserve estimates. Property lease positions in other locations that have been acquired by us are unproven, having little to no production, which prevents us from assigning any proved or probable reserves to these other properties.

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

Certain of our officers and directors each devote over 50% of their working time to other business endeavors.

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

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of May 15, 2009, we have 39,009,045 shares of common stock issued and outstanding. There are 22,987,687 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2008, there are an aggregate of 3,382,000 stock options and 4,938,152 warrants outstanding.

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

The trading price of our common sock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares. During fiscal years ended December 31, 2008 and December 31, 2007, our common stock has traded as low as $0.06 and as high as $1.24. In addition to volatility associated with OTC Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

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

As of March 6, 2006, our board of directors authorized and approved the adoption of Performance Stock Incentive Plan (the “Performance Stock Incentive Plan”), pursuant to which an aggregate of 6,000,000 restricted shares of our common stock will be issued to certain officers, directors and consultants. The 6,000,000 restricted shares of common stock are subject to an escrow and can be acquired by the respective individual upon achievement by us of certain milestones. See “Item 5. Market for Common Equity and Related Stockholders Matters” and “Item 10. Executive Compensation.”

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

In January 2009, the Company received a partial award from the ICC as the result of the binding arbitration action for an initial damages claim estimate, which was submitted to the ICC in the amount of US$46.4 million. The rendering by the ICC binding the parties to the award determines the SPA entered into between the Company and SEPSA on August 18, 2006 is terminated retroactively to October 31, 2006. It further determines that the SPA's early termination was seventy percent (70%) the responsibility of SEPSA and thirty percent (30%) the responsibility of the Company. The Company will support its final damages submission to the ICC through third party valuations evidencing the substantiation of the overall damages suffered by the Company as a result of it losing the business opportunity related to its planned acquisition of SEPSA. The ICC has informed the Company and SEPSA the final damages award rendering will be made in the second quarter 2009.

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

Quarter Ended	High	Low
March 31, 2007 June 30, 2007 September 30, 2007 December 31, 2007 March 31, 2008 June 30, 2008 September 30, 2008 December 31, 2008	$1.15 $0.67 $0.60 $1.24 $0.87 $0.43 $0.50 $0.27	$0.32 $0.33 $0.29 $0.35 $0.38 $0.23 $0.25 $0.06

(1) Over-the-Counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

On May 15, 2009, the shareholders’ list for our common stock showed 139 registered stockholders and 39,009,465 shares issued and outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2008 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2008.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at December 31, 2008.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	3,382,000	$0.51	8,874,216
Equity compensation plans not
approved by security holders	Nil	$Nil	Nil
Total	3,382,000	$0.51	8,874,216

13,975,000 stock options (and an equivalent amount of stock appreciation rights) are to be granted to management between 2009 and 2011 pursuant to management consulting agreements.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2008.

Item 6.          Selected financial data

Not applicable

Item 7.          Management Discussion and Analysis and Results of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the year ended December 31, 2008 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 11 of this annual report.

RESULTS OF OPERATION

Following a period of poor financial performance and continued losses on our United States oil and gas operations, during the forth quarter of 2007 we commenced a process to sell our United States oil and gas properties in 2007 and continued to focus our efforts on our oil & gas assets in Argentina. The results of discontinuing operations on the United States properties have been classified as a loss from discontinued operations in the consolidated statements of operations. The consolidated statements of cash flows for the years ended December 31, 2008 and 2007 and from November 15, 2001 (inception) to December 31, 2008 for operating activities and investing activities have been separated between continuing and discontinued operations. Certain figures in the consolidated statements of cash flows from November 15, 2001 (inception) to December 31, 2008 have been reclassified for purposes of comparability.

For the years ended December 31, 2008 and December 31, 2007

Our losses from operations for the year ended December 31, 2008 were approximately $4,754,071 compared to $6,447,022 for the year ended December 31, 2007 (a decrease of $1,692,951 or 26%) due largely to a lower stock based compensation charge in 2008. The operating expenses of $4,754,071 (2007: $6,447,022) consists of $5,083 in depreciation, $417,676 in general and administrative, $3,418,881 in management and consulting fees, of which $1,795,366 was stock based compensation, and $912,431 in professional fees.

General and administrative expenses decreased by $343,262 (45%) for the year ended December 31, 2008 compared to general and administrative expenses for the year ended December 31, 2007 due to the decreased level of activity in 2008 and other costs relating to administrating Petrogen, an entity discontinued in 2007. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs. Management and consulting fees decreased by $1,719,575 (33%) as a result of a decrease in stock based compensation related to management, which decreased by $2,281,190 (57%) due to a decrease in the number of stock options and stock appreciation rights granted in 2008. Professional fees increased by $400,044 (78%) due to the legal dispute on the San Enrique acquisition.

For the year ended December 31, 2008, we incurred other expenses of approximately $458,738 compared to other expenses of $189,112 incurred for the year ended December 31, 2007 (an increase of $269,626 or 142%). The other expenses incurred for the year ended December 31, 2008 consisted of: (i) $380,744 (2007: $nil) in debt extinguishment; and (ii) $77,994 (2007: $129,112) in interest expense, net of interest income. The loss from operations combined with other expenses resulted in a loss from continuing operations before taxes of $5,212,809 (2007: $6,636,134). A tax recovery due to an intraperiod allocation between discontinued operations and continuing operation of $197,186 (2007: $nil) was recorded resulting in a loss from continuing operations after taxes of $5,015,623 (2007: $6,636,134)

For the year ended December 31, 2008, we incurred a gain from discontinued operations of approximately $563,388, ($366,202 net of tax of $197,186) compared to expenses from discontinued operations of $869,093 incurred for the year ended December 31, 2007 (a decrease of $1,235,295 or 142%). The results of oil and gas operations for the year ended December 31, 2008 consisted of: (i) $nil (2007: $23,012) in gas sales; (ii) $nil (2007: $165) in depletion; (iii) $nil (2007: $44,371) in lease operating expenses; (iv) $nil (2007: $808,487) from the impairment of oil and gas properties;(v) $nil (2007: $39,082) in general and administrative expenses; and (vi) $366,202 (2007:$nil) gain after tax on dissolution of United States subsidiary, resulting in a net gain (loss) of $366,202 (2007: $(869,093)).

GT Venture Management AG (“GTV”) derives remuneration from us as compensation for management and consulting services rendered by Mr. Sacha H. Spindler, our Chief Executive Officer and a director. During the year ended December 31, 2008, management fees of $360,000 were incurred by us for said services. During 2008, we settled $43,750 of unpaid fees in a private placement with GTV consisting of 175,000 units at $0.25 per unit, each unit consisting of one common share and one share purchase warrant, with each share purchase warrant exercisable at $0.50 per common share for a period of 2 years. We also entered into a private placement agreement with GTV for 1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance. The private placement agreement was entered into by us in settlement of $389,375 notes payable that were assumed by GTV from the note holder. We settled $22,160 owed to GTV by issuing 92,334 common shares at the market price of $0.24 on October 8, 2008. We issued 6,722,899 Series B, $0.001 par value preferred shares, which were paid for by GTV by offsetting management fees due from our Company. At December 31, 2008, GTV is owed $206,658 by our company. Our company is committed to pay GTV $30,000 in management fees per month for the services of this officer.

Landmark Management Services SA (“LMS”) derives remuneration from us as compensation for management and consulting services rendered by Mr. Soumitra Sam Sen, our President and Chief Operating Officer. During the year ended December 31, 2008, management fees of $216,000 were incurred by us. We settled $126,823 owed to LMS by issuing 528,430 common shares at the market price of $0.24 on October 8, 2008. We issued 1,963,200 Series B, $0.001 par value preferred shares, which were paid for by LMS by offsetting management fees due from our Company. At December 31, 2008, LMS is owed $52,037 for management fees. The Company is committed to pay LMS $18,000 in management fees per month.

Mr. Perryman, one of our directors, derives remuneration from us as compensation for consulting services rendered. During the year ended December 31, 2008, consulting fees of $12,000 were incurred by us to Mr. Perryman. Our Company settled $22,396 owed to Mr. Perryman by issuing 93,317 common shares at the market price of $0.24 on October 8, 2008. Our Company issued 93,317 Series B, $0.001 par value preferred shares for cash proceeds. At December 31, 2008, Mr. Perryman is owed $2,998 for unpaid fees. We are committed to pay Mr. Perryman $1,000 per month.

Our net loss for the year ended December 31, 2008 was $4,649,421 or $0.14 per share compared to a net loss of $7,505,227 or $0.51 per share for the year ended December 31, 2007. Our net loss from continuing operations for the year ended December 31, 2008 was $5,015,623 or $0.15 per share compared to a net loss from continuing operations of $6,636,134 or $0.45 per share for the year ended December 31, 2007. Our net income from discontinued operations for the year ended December 31, 2008 was $366,202 or $0.01 per share compared to a net loss from discontinued operations of $869,093 or $0.06 per share. The weighted average number of shares outstanding was 32,262,050 at December 31, 2008, compared to 14,595,840 at December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at December 31, 2008

As at December 31, 2008, our current assets were $29,839 and our current liabilities were $2,345,800, resulting in working capital deficit of $2,315,961. As at December 31, 2008, current assets were comprised of: (i) $3,750 in cash; and (ii) $26,089 in prepaids and deposits.

As at December 31, 2008, our total assets were $47,306 comprised of: (i) $29,839 in current assets and (ii) $17,467 in furniture and equipment (net of depreciation). The decrease in total assets at December 31, 2008 from fiscal year ended December 31, 2007 was primarily due to the dissolution of our United States subsidiary, Petrogen, Inc.

As at December 31, 2008, current liabilities were comprised of: (i) $1,551,084 in accounts payable and accrued liabilities; (ii) $154,793 in share based compensation liability; (iii) $112,500 in convertible notes payable, (iv) $197,313 in notes payable;; and (v) $330,110 in amounts due to related parties.

As at December 31, 2008, our total liabilities were $2,345,800, all consisting of current liabilities. The decrease in total liabilities at December 31, 2008 compared to fiscal year ended December 31, 2007 was due primarily to the dissolution of our United States subsidiary and the partial assignment and settlement of the notes payable.

In October 2008, the Company issued 16,479,493 Series B, $0.001 par value preferred shares for cash proceeds of 4,540 and settlement of accrued management and consulting fees of $11,940. The aggregate liquidation value is estimated at $5,620,000 (2007: $nil) and includes $90,000 accrued but unpaid dividends which represents a rate of return of 10% per annum on the sum of the preferred stockholder’s initial capital investment. The Series B Preferred Stock is recorded in the Company’s Consolidated Balance Sheets as “Mezzanine Equity” as it has a redemption feature not solely within the Company’s control.

Stockholders' equity decreased from ($2,137,825) at December 31, 2007 to ($7918,494) at December 31, 2008.

For the year ended December 31, 2008, net cash used in continuing operating activities was $1,231,046 compared to net cash used in continuing operating activities of $1,482,343 for the year ended December 31, 2007. Net cash used in continuing operating activities for the year ended December 31, 2008 was comprised of a net loss of $5,163,059 (2007: $6,636,134) and adjusted primarily by: (i) expenses paid by the issuance of shares of $829,579 (2007: $102,000); (ii) stock based compensation of $1,795,366 (2007: $4,026,806); (iii) accrued management fees of $327,112 (2007: $139,527); (iv) accounts payable and accrued liabilities of $1,814,118 (2007: $727,545); (v) debt extinguishment of $380,744 (2007: $nil); and (vi) financing fees of $5,583,520 (2007: $nil).

For the year ended December 31, 2008, net cash used in discontinued operating activities was $nil compared to net cash used in discontinued operating activities of $48,908 for the year ended December 31, 2007 resulting in net cash used in operating activities of $1,231,046 (2007: $1,531,251).

Our cash flow used in continuing investing activities for the year ended December 31, 2008 was $6,198 compared to net cash from continuing investing activities of $2,149 for the year ended December 31, 2007. The net cash used continuing investing activities during the year ended December 31, 2008 was primarily for the purchase of office furniture and equipment.

For the year ended December 31, 2008, net cash from discontinued investing activities was $nil compared to net cash used in discontinued investing activities of $486,500 for the year ended December 31, 2007 resulting in net cash used in investing activities of $6,198 (2007: $489,349 cash from investing activities).

Cash flows from financing activities for the year ended December 31, 2008 was $1,215,737 compared to cash flow from financing activities of $938,419 for the year ended December 31, 2007. The net cash flow from financing activities for the year ended December 31, 2007 was primarily comprised of: (i) $635,100 (2007: $760,920) in proceeds on sale of common stock and warrants including subscriptions received; (ii) $105,403 (2007: $45,001) in advances to related parties; (iii) $681,500 (2007: $357,250) in notes payable; and (iv) $nil (2007: $(134,750)) in loans payable. The increase in net cash from financing activities for the year ended December 31, 2008 was primarily the result of the receiving notes payable.

MATERIAL COMMITMENTS

In 2007, we entered into five five-year-term management consulting agreements. Of the five, three were with directors and/or officers of our Company, or their private companies. The agreements provide for remuneration on a monthly basis totalling $66,000. We have the right in all of the five consulting agreements to terminate the agreements without cause by providing 30 days written notice. Upon termination of our agreement with GT Venture Management AG (“GTV”), we are required to pay a severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in our Company from January 1, 2007 until the date of the termination of this agreement. Upon termination of our agreement with Landmark Management Services SA (“LMS”), we are required to pay a severance of 6 months of monthly fees within 10 business days of the termination date. In addition to the equity awards agreed upon by us under the Equity Incentive Plan between GTV and LMS, we are required to accrue sums equivalent to the gross tax payable by reason of receipts of those equity awards granted and exercised under those material commitments to GTV and LMS. Of these five agreements entered into by the Company, two have terminated; the remaining three agreements provide for the granting of a total of 16,700,000 stock options and 16,700,000 stock appreciation rights, in aggregate, over the five year terms of the agreements. As of December 31,

2008, 4,700,000 stock options and 4,700,000 stock appreciation rights have been granted, the remaining 12,000,000 options and 12,000,000 stock appreciation rights vest over the remaining term ending January 1, 2012.

In 2007, we entered into a five-year-term management consulting agreement with our senior geologist, Jose Bereskyj. The agreement provides for a signing bonus of $20,000, the issuance of 100,000 shares of unrestricted common stock and a monthly remuneration of $10,000. We have the right to terminate the agreement without cause by providing 30 days written notice. Upon termination of the agreement, we are required to pay this consultant severance of 6 months of monthly fees within 10 business days of the termination date. This agreement provides for the granting of 2,225,000 stock options and 2,225,000 stock appreciation rights, in aggregate, over the five year term. As of December 31, 2008, 250,000 stock options and 250,000 stock appreciation rights have been granted, the remaining 1,975,000 stock options and 1,975,000 stock appreciation rights vest over the remaining term ending July 1, 2012.

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

On September 10, 2007, we received a demand notice (the “Demand”) for the immediate payment of the Note in the amount of $75,250 plus $3,867 of accrued interest. The Note carried a guaranteed security agreement (“GSA”) over the assets of Petrogen as collateral to the GSA. Petrogen defaulted under the Note, whereby the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation under the Note. The Note holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 our company and Petrogen consented to the proposal. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen.; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen; and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors, as described under TEXAS BUSINESS & COMMERCE CODE §9.622. On April 8, 2008, Petrogen was wound-up and dissolved through filing for dissolution with the Colorado Secretary of State..

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

During 2008, we issued an additional seven promissory notes for $681,500 with the same terms as the previous notes, accrued $85,188 interest on those notes, and then amended six of the promissory notes totalling $579,375 including accrued interest of $64,375 to include conversion terms. As at December 31, 2008 we have notes payable outstanding totaling $197,313 including accrued interest of $21,924 (December 31, 2007: $399,375 including accrued interest of $44,375) which are unsecured, due on demand, and bear interest at 12.5% per annum.

On July 30, 2008, we entered into a private placement agreement with GTV for 1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance. We entered the private placement agreement in settlement of $389,375 notes payable to a company which Sacha H. Spindler is able to exercise significant influence over and assigned the notes payable to GTV.

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

On March 31, 2008, a total of $466,875 (interest of $51,875) of promissory notes described under the Promissory Note Amendment Agreement were converted into 1,333,928 units of our Company, wherein we issued 1,333,928 common shares of our Company at a rate of $.35 per common share, the holders thereof which retain the right commencing 90 days from the date of the conversion to exercise up to 1,333,928 common share purchase warrants of our Company at a rate of $.70 per exercised warrant share for a period of two years subsequent to the date of conversion; March 30, 2010. As at December 31, 2008, a total of $112,500 (including accrued interest of $12,500) of convertible notes were outstanding and due on February 7, 2009. As at May 15, 2009, we have negotiated with the lender, a 6-month extension on the maturity date of the promissory notes, which are now due on August 7, 2009.

Cash Requirements

Over the next twelve months we intend to acquire oil and gas properties in Argentina, assuming that we can obtain equity, debt or other financing. We anticipate that we will incur the following costs and operating expenses over the next twelve months, excluding the acquisition costs related to the our acquisition of San Enrique Petrolera S.A., as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$1,400,000
Oil & gas exploration expenses and holding costs	36,000,000
Professional fees	950,000
Investor relations & sales related	960,000
Rent, utilities and insurance	200,000
Other general administrative expenses	400,000
Current liabilities	2,400,000
Total	$42,310,000

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

As at December 31, 2008, the Company has a working capital deficiency of $2,365,710 and we have historically incurred losses, and through December 31, 2008 have incurred losses of $27,172,341 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Principles of Consolidation

The consolidated financial statements include the accounts of our company and our formerly wholly-owned subsidiary, Petrogen wholly-owned subsidiary Pluris Energy Group, Inc. All significant intercompany transactions and account balances have been eliminated.

Oil and Gas Properties

We follow the full cost method of accounting for our oil and gas operations whereby all cost related to the acquisition of petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. We operate in one cost center, being Argentina.

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

Use of Estimates and Assumptions

Preparation of our financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are reviewing the carrying values of oil and gas properties for impairment, valuation of mezzanine equity on preferred stock, determining fair value for stock based compensation, and the valuation of deferred tax assets.

Foreign Currency Translation

The financial statements are presented in United States dollars, the functional currency of the Company and its subsidiaries. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related currency translation adjustments and gains or losses resulting from foreign currency transactions are included in results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2008, the Financial Accounting Standards Board (the “FASB”) voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-4 and FIN 46R-8 will be effective for reporting periods (interim and annual) ending after December 15, 2008. The Company has reached the conclusion that this will have no impact on its consolidated financial statements

In June 2008, the FASB issued SFAS Statement EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Effective for the Company as of January 1, 2009, FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not re-measured as long as long as it continues to meet the conditions for equity classification in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Early adoption of this standard is not permitted. Management is evaluating the impact of adopting of this standard on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” Effective for the Company as of January 1, 2009, EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. Early adoption of this standard is not permitted. Management is evaluating the impact of adopting of this standard on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for and reporting of business combinations including, among other things, expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed, rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. The Company has reached the conclusion that at inception, this will have no impact on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("FAS 159"). This statement allows an entity the option to elect fair value for the initial and subsequent measurement for certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. FAS 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard. FAS 159 was effective for the Company as of January 1, 2008. The adoption of FAS 159 did not have a material impact on the Company's financial position or results of operations.

Item 8.          Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Report of Independent Registered Public Accounting Firm dated April 14, 2009.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007 and for the period from November 15, 2001 (inception) to December 31, 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2008and 2007 and for the period from November 15, 2001 (inception) to December 31, 2008.

Consolidated Statement of Stockholders’ Equity (Deficit) for the period from November 15, 2001(inception) to December 31, 2008.

Notes to the Consolidated Financial Statements.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders,
Pluris Energy Group Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Pluris Energy Group Inc. (the “Company”) (An Exploration Stage Company) as of December 31, 2008 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the year then ended. We have also audited the statements of operations, cash flows and stockholders’ deficit for the period from inception (November 15, 2001) to December 31, 2008, except that we did not audit these consolidated financial statements for the period from inception (November 15, 2001) through December 31, 2007; those consolidated statements were audited by other auditors whose report dated March 24, 2008, except for Note 14 which is as of April 10, 2008 expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company’s management.

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. Our opinion, insofar as it relates to the amounts for the period from inception (November 15, 2001) through December 31, 2007, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pluris Energy Group Inc. (An Exploration Stage Company) at December 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from November 15, 2001 (Date of Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had not yet achieved profitable operations, had an accumulated deficit of $27,222,092 at December 31, 2008 and incurred a net loss of $4,649,421 for the year then ended. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Chartered Accountants

Vancouver, Canada
May 11, 2009

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

March 24, 2008, except for Note 14 which is as of April 10, 2008

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash	$3,750	$25,257
Restricted cash	-	38,781
Receivables	-	2,225
Prepaids and deposits	26,089	96,527

	29,839	162,790

FURNITURE AND EQUIPMENT, net of depreciation of $53,430 (2007 - $48,347)	17,467	13,620
PROPERTY HELD FOR SALE
Oil and gas properties, unproved (Note 3)	-	79,117

TOTAL ASSETS	$47,306	$255,527

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,551,084	$1,606,230
Share based compensation liability (Note 12)	154,793	200,230
Convertible notes payable (Note 6)	112,500	-
Notes payable (Note 5)	197,313	399,375
Loans payable (Note 7)	-	79,117
Due to related parties (Note 9)	330,110	108,400

TOTAL LIABILITIES	2,345,800	2,393,352

CONTINGENCIES AND COMMITMENTS (Notes 1, 8, and 14)
MEZZANINE EQUITY
Preferred stock, Series B, $0.001 par value, 30,000,000 shares authorized
16,479,493 (2007 – Nil) issued and outstanding (Note 10)	5,620,000	-

STOCKHOLDERS’ DEFICIT (Note 10)
Common stock, $0.001 par value, 250,000,000 shares authorized
36,232,931 (2007 – 28,159,824) shares issued and outstanding	36,233	28,160
Additional paid-in capital	19,274,772	20,299,565
Preferred stock, Series A, $0.001 par value, 100,000,000 shares authorized
4,600,000 (2007 – 4,600,000) issued and outstanding	4,600	4,600
Subscriptions receivable	(31,008)	-
Private placement subscriptions proceeds	19,000	102,520
Deficit accumulated during the exploration stage	(27,222,091)	(22,572,670)

TOTAL STOCKHOLDERS’ DEFICIT	(7,918,494)	(2,137,825)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$47,306	$255,527
Subsequent Events (Note 15)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			November 15,
			2001
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

EXPENSES
Depreciation	$5,083	$9,956	$53,430
General and administrative	417,676	760,938	2,845,227
Impairment of fixed assets	-	25,285	25,285
Management and consulting fees (Notes 8,10 and 11)	3,418,881	5,138,456	14,630,993
Professional fees	912,431	512,387	2,912,594

LOSS FROM OPERATIONS	(4,754,071)	(6,447,022)	(20,467,529)

OTHER ITEMS
Interest expense, net of interest income	(77,994)	(129,112)	(439,553)
Loss on settlement of debt	-	-	(239,448)
Non-recurring costs of share exchange	-	-	(417,800)
Impairment of other investment	-	(60,000)	(150,000)
Debt extinguishment (Note 6)	(380,744)	-	(380,744)
	(458,738)	(189,112)	(1,627,545)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME	(5,212,809)	(6,636,134)	(22,095,074)
TAXES
INCOME TAX BENEFIT FROM CONTINUING OPERATIONS	197,186	-	197,186
LOSS FROM CONTINUING OPERATIONS	(5,015,623)	(6,636,134)	(21,897,888)

DISCONTINUED OPERATIONS
Results of oil and gas operations, (net of income tax of $197,186,	366,202	(869,093)	(5,324,203)
($nil) and $197,186

NET LOSS	$(4,649,421)	$(7,505,227)	$(27,222,091)

NET LOSS FROM CONTINUING OPERATIONS	$(5,015,623)	$(6,636,134)	$(21,897,888)
PREFERRED STOCK DIVIDEND (NOTE 10)	(5,513,520)	-	(5,513,520)
ACCRETION ON PREFERRED STOCK (NOTE 10)	(90,000)		(90,000)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS FROM
CONTINUING OPERATIONS	$(10,619,143)	$(6,636,134)	$(27,501,408)
LOSS ALLOCATED TO COMMON STOCKHOLDERS FROM
DISCONTINUED OPERATIONS, NET OF TAX	366,202	(869,093)	(5,324,203)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(10,252,941)	$(7,505,227)	$(32,825,711)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Loss from continuing operations	$(0.15)	$(0.45)
Income (loss) from discontinued operations	$0.01	$(0.06)

Net loss	$(0.14)	$(0.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	32,262,050	14,595,840

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			November 15,
	Year ended	Year ended	2001 (inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,649,421)	$(7,505,227)	$(27,222,091)
Adjust from income (loss) from discontinued operations	(366,202)	869,093	5,324,203

Adjustments to reconcile net loss from continuing operations to operating cash flow:
- depreciation	5,083	9,956	53,430
- accrued interest receivable	(3,445)	-	(3,708)
- accrued interest expense	84,688	74,699	276,965
- loss on settlement of debt	-	-	239,448
- accrued management fees	390,931	139,527	614,958
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation (Note 11)	1,795,366	4,026,806	9,264,567
- expenses paid by the issuance of shares	775,760	102,000	2,981,754
- loss on write down of other investments and fixed assets	-	85,285	175,285
- debt extinguishment	380,744		380,744
- income tax benefit	(197,187)	-	(197,186)
Changes in operating assets and liabilities
- receivables	936	13,834	68,711
- prepaids and deposits	6,619	(25,861)	(53,293)
- accounts payable and accrued liabilities	545,081	727,545	2,267,720
Net cash used in continuing operations	(1,231,046)	(1,482,343)	(5,360,943)
Net cash used in discontinued operations	-	(48,908)	(1,832,441)
NET CASH USED IN OPERATING ACTIVITIES	(1,231,046)	(1,531,251)	(7,193,384)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(8,930)	(4,070)	(96,182)
Pre reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Restricted cash	2,732	6,219	(36,049)
Proceeds on sale of other investments	-	-	30,000
Net cash from (used in) continuing investing activities	(6,198)	2,149	(1,363)
Net cash from (used in) discontinued investing activities	-	486,500	(2,618,447)
NET CASH FROM (USED IN) INVESTING ACTIVITIES	(6,198)	489,349	(2,619,810)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	635,100	760,920	6,560,874
Proceeds on sale of preferred shares, Series B	4,540	-	4,540
Notes payable	681,501	357,250	986,904
Loans payable	-	(134,750)	700,250
Debenture payable	-	-	(138,302)
Loans receivable	-	-	925,000
Cash advances from former related parties	-	-	318,990
Advances from (to) related parties	(105,403)	(45,001)	508,438
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,215,737	938,419	9,866,694

(DECREASE) INCREASE IN CASH	(21,507)	(104,183)	3,750
CASH, BEGINNING	25,257	129,440	-
CASH, ENDING	$3,750	$25,257	$3,750
Other non-cash transactions: Refer to Notes 9 and 10.
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$2,875
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2008

					Deficit
					Accumulated
	Common Stock		Additional	Obligation	during the
	Number of		Paid-in	to issue	Exploration
	Shares	Amount	Capital	shares	Stage	Total

Stock issued for cash, November 15, 2001 (Date of Inception)	1,304,311	$1,304	$(1,194)	$-	$-	$110
Stock issued for cash, May 3, 2002	1,186	1	(1)	-	-	-
Stock Issued for oil and gas property, May 20, 2002	8,893	9	(8)	-	-	1
Stock Issued for services, June 3, 2002	28,458	28	11,972	-	-	12,000
Stock issued for cash, July 8, 2002	11,857	12	24,988	-	-	25,000
Subscriptions received for 32,000 units, August 9, 2002	-	-	-	8,000	-	8,000
Stock Issued for services, August 13, 2002	5,929	6	2,494	-	-	2,500
Stock issued for subscriptions received in prior period, October 7,
2002	3,794	4	7,996	(8,000)	-	-
Stock issued for cash, November 26, 2002	35,572	36	29,964	-	-	30,000
Net loss for the period November 15, 2001 to December 31, 2002	-	-	-	-	(193,562)	(193,562)

Petrogen, Balance, December 31, 2002	1,400,000	1,400	76,211	-	(193,562)	(115,951)
Stock issued for acquisition costs, February 12, 2003	60,000	60	(60)	-	-	-
Reverse acquisition of Petrogen Corp., February 12, 2003	415,658	416	7317	-	-	7,733
Stock issued for exercise of options, March 21, 2003	200,000	200	499,800	-	-	500,000
Obligation to issue 10,000 shares	-	-	-	5,000	-	5,000
Stock-based compensation, options granted on September 10, 2003	-	-	362,230	-	-	362,230
Stock issued for exercise of options, September 29, 2003	47,000	47	63,703	-	-	63,750
Obligation to issue shares reclassification	-	-	-	(5,000)	-	(5,000)
Stock-based compensation, options granted on November 1, 2003	-	-	360,215	-	-	360,215
Net loss	-	-	-	-	(2,097,187)	(2,097,187)
Balance, December 31, 2003	2,122,658	$2,123	$1,369,416	$-	$(2,290,749)	$(919,210)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2008

					Deficit
					Accumulated
	Common Stock		Additional	Obligation	during
	Number of		Paid-in	to issue	Exploration
	Shares	Amount	Capital	shares	Stage	Total

Balance, December 31, 2003	2,122,658	$2,123	$1,369,416	$-	$(2,290,749)	$(919,210)
Stock issued for exercise of options, January 14, 2004	40,000	40	39,960	-	-	40,000
Stock issued for exercise of options, January 20, 2004	75,000	75	75,925	-	-	76,000
Stock cancelled, January 30, 2004	(10,000)	(10)	10	-	-	-
Stock issued for exercise of options, February 11, 2004	329,000	329	387,171	-	-	387,500
Stock based compensation, options granted on March 4, 2004	-	-	947,550	-	-	947,550
Stock issued for exercise of options, April 30, 2004	237,000	237	425,013	-	-	425,250
Stock issued for exercise of options, May 18, 2004	50,000	50	62,450	-	-	62,500
Stock issued for exercise of options, May 21, 2004	261,920	262	327,139	-	-	327,401
Stock issued for exercise of options, June 1, 2004	4,000	4	4,996	-	-	5,000
Stock issued for exercise of options, June 16, 2004	59,000	59	73,691	-	-	73,750
Stock based compensation, options granted on March 4, 2004	-	-	176,950	-	-	176,950
Stock issued for exercise of options, August 12, 2004	200,000	200	299,800	-	-	300,000
Stock issued for settlement of debenture, August 18, 2004	586,938	587	938,514	-	-	939,101
Stock issued for cash, September 21, 2004	1,476,800	1,476	1,819,524		-	1,821,000
Stock based compensation, options granted on July 22, 2004	-	-	852,050	-	-	852,050
Stock issued for exercise of options, October 12, 2004	6,000	6	8,994	-	-	9,000
Stock issued for exercise of options, November 1, 2004	4,000	4	5,996	-	-	6,000
Stock issued for exercise of options, November 8, 2004	2,000	2	2,998	-	-	3,000
Stock-based compensation, options granted on October 1, 2004	-	-	70,100	-	-	70,100
Net loss	-	-	-	-	(4,003,722)	(4,003,722)

Balance, December 31, 2004	5,444,316	$5,444	$7,888,247	$-	$(6,294,471)	$1,599,220

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2008

					Deficit
					Accumulated
	Common Stock		Additional	Obligation	during
	Number of		Paid-in	to issue	Exploration
	Shares	Amount	Capital	shares	Stage	Total

Balance, December 31, 2004	5,444,316	$5,444	$7,888,247	$-	$(6,294,471)	$1,599,220
Stock issued for exercise of options, April 4, 2005	250,000	250	374,750	-	-	375,000
Stock issued for services, April 5, 2005	6,000	6	14,694	-	-	14,700
Stock issued for exercise of options, May 1, 2005	49,468	49	146,121	-	-	146,170
Stock issued for services, May 1, 2005	84,200	84	153,066	-	-	153,150
Stock issued for acquisition of pipeline, May 1, 2005	35,000	35	87,465	-	-	87,500
Stock issued for finders’ fees, May 1, 2005	125,680	126	(126)	-	-	-
Stock issued for private placement, May 1, 2005	24,000	24	29,976	-	-	30,000
Stock based compensation, options granted on May 2, 2005	-	-	48,700	-	-	48,700
Stock issued for services, May 16, 2005	1,090	1	1,999	-	-	2,000
Stock issued for exercise of options, June 1, 2005	40,000	40	99,960	-	-	100,000
Stock issued for private placement, June 1, 2005	12,000	12	14,988	-	-	15,000
Stock issued for conversion of debt, June 2, 2005	47,006	47	82,213	-	-	82,260
Stock issued for services, June 2, 2005	2,100	2	3,673	-	-	3,675
Stock-based compensation, options granted on July 1, 2005	-	-	211,200	-	-	211,200
Stock issued for services, September 1, 2005	273,600	274	587,966	-	-	588,240
Stock issued for services, September 7, 2005	1,000	1	2,499	-	-	2,500
Stock issued for services, September 12, 2005	23,200	23	42,897	-	-	42,920
Stock issued for services, September 29, 2005	600	1	2,129	-	-	2,130
Stock issued for exercise of options, September 29, 2005	4,000	4	4,996	-	-	5,000
Stock issued for exercise of options, October 6, 2005	12,000	12	29,988	-	-	30,000
Stock issued for conversion of debt, October 6, 2005	10,000	10	36,490	-	-	36,500
Stock issued for conversion of debt, October 12, 2005	7,000	7	13,993	-	-	14,000

Balance carried forward	6,452,260	$6,452	$9,877,884	$-	$(6,294,471)	$3,589,865

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2008

						Deficit
						Accumulated
	Common Stock		Additional	Obligation	Share	during
	Number of		Paid-in	to issue	subscriptions	Exploration
	Shares	Amount	Capital	shares	receivable	Stage	Total

Balance carried forward	6,452,260	$6,452	$9,877,884	$-	$-	$(6,294,471)	$3,589,865
Stock issued for exercise of options, October 18, 2005	16,533	17	44,983	-	-	-	45,000
Stock issued for exercise of options, October 24, 2005	83,223	83	160,196	-	-	-	160,279
Stock issued for services, October 26, 2005	1,700	2	5,609	-	-	-	5,611
Stock issued for exercise of options, November 7, 2005	6,000	6	7,494	-	-	-	7,500
Stock issued for conversion of debt, November 7, 2005	2,383	3	7,147	-	-	-	7,150
Stock issued for services, November 7, 2005	2,380	2	7,137	-	-	-	7,139
Stock issued for conversion of debt, November 28, 2005	10,221	10	24,517	-	-	-	24,527
Beneficial conversion feature on warrants (Note 4)	-	-	245,600	-	-	-	245,600
Share purchase warrants from acquisition of working interest	-	-	18,600	-	-	-	18,600
Obligation to issue shares	-	-	-	59,250	-	-	59,250
Net loss	-	-	-	-	-	(3,065,271)	(3,065,271)

Balance, December 31, 2005	6,574,700	6,575	10,399,167	59,250	-	(9,359,742)	1,105,250
Stock issued for private placement, January 24, 2006	202,467	202	349,298	-	-	-	349,500
Stock issued for debt settlement, January 24, 2006	38,328	38	105,363	-	-	-	105,401
Stock issued for services, January 24, 2006	106,000	106	291,394	-	-	-	291,500
Stock issued for private placement, January 26, 2006	340,000	340	424,660	-	-	-	425,000
Stock issued for warrants, January 26, 2006	89,507	90	201,300	-	-	-	201,390
Stock issued for termination agreement, January 26, 2006	15,000	15	59,235	(59,250)	-	-	-
Stock issued for debt settlement, January 26, 2006	4,444	4	12,218	-	-	-	12,222
Stock issued for services, January 26, 2006	7,000	7	18,893	-	-	-	18,900
Stock issued for private placement, February, 2006	17,416	18	43,522	-	-	-	43,540

Balance carried forward	7,394,862	$7,395	$11,905,050	$-	$-	$(9,359,742)	$2,552,703

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2008

						Deficit
						Accumulated
	Common Stock		Additional	Obligation	Share	during
	Number of		Paid-in	to issue	subscriptions	Exploration
	Shares	Amount	Capital	shares	receivable	Stage	Total

Balance carried forward	7,394,862	$7,395	$11,905,050	$-	$-	$(9,359,742)	$2,552,703
Stock issued for services, February 9, 2006	100	-	1,350	-	-	-	1,350
Escrow stock issued March 1, 2006	6,000,000	6,000	24,000	-	-	-	30,000
Stock issued for exercise of options, March 7, 2006	140,000	140	413,260	-	-	-	413,400
Stock issued for exercise of options, April 17, 2006	86,060	86	142,638	-	-	-	142,724
Stock issued for exercise of options, April 26, 2006	6,000	6	7,494	-	-	-	7,500
Stock issued for debt settlement, June 28, 2006	22,500	23	44,977	-	-	-	45,000
Stock issued for private placement, August 9, 2006	12,525	12	30,210	-	-	-	30,222
Stock issued for exercise of options, September 22, 2006	1,000,000	1,000	559,001	-	-	-	560,001
Stock issued for private placement, December 29, 2006	2,040,397	2,040	725,952	-	(25,000)	-	702,992
Stock issued for warrants, December 29, 2006	106,667	107	239,893	-	-	-	240,000
Stock issued for debt settlement, December 29, 2006	30,123	30	21,433	-	-	-	21,463
Stock issued for services, December 29, 2006	50,000	50	18,850	-	-	-	18,900
Beneficial conversion feature on loan payable	-	-	626,250	-	-	-	626,250
Net loss	-	-	-	-	-	(5,707,701)	(5,707,701)

Balance, December 31, 2006	16,889,234	16,889	14,760,358	-	(25,000)	(15,067,443)	(315,196)
Received subscription receivable, January 23, 2007	-	-	-	-	25,000	-	25,000
Stock issued for note interest, March 14, 2007	54,955	55	21,570	-	-	-	21,625
Stock issued for note interest, May 7, 2007	27,743	28	20,571	-	-	-	20,599
Stock issued for note conversion, May 7, 2007	1,375,000	1,375	273,625	-	-	-	275,000

Balance carried forward	18,346,932	$18,347	$15,076,124	$-	$-	$(15,067,443)	$27,028

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	Common Stock
							Deficit
					Private		Accumulated	Total
			Additional		placement	Share	during	Stockholders’
	Number of		Paid-in	Preferred	subscriptions	subscriptions	Exploration	Equity
	Shares	Amount	Capital	Shares	proceeds	receivable	Stage	(Deficit)

Balance carried forward	18,346,932	$18,347	$15,076,124	$-	$-	$-	$(15,067,443)	$27,028
Issued 4,800,000 shares of preferred stock		-	-	4,800	-	-	-	4,800
Stock issued for private placement, June 15, 2007	347,000	347	173,153	-	-	-	-	173,500
Stock issued for debt, June 15, 2007	207,733	208	72,499	-	-	-	-	72,707
Stock issued for note conversion, June 25, 2007	1,375,000	1,375	273,625	-	-	-	-	275,000
Stock issued for private placement, June 28, 2007	1,684,000	1,684	419,316	-	-	-	-	421,000
Stock issued for exercise of options, August 14, 2007	900,000	900	314,100	-	-	-	-	315,000
Stock issued for services, September 10, 2007	100,000	100	56,900	-	-	-	-	57,000
Cancelled 200,000 shares of preferred stock		-	200	(200)	-	-	-	-
Stock issued for note conversion, September 26, 2007	375,000	375	74,625	-	-	-	-	75,000
Stock issued for note interest, September 26, 2007	7,574	7	3,576	-	-	-	-	3,583
Stock issued for private placement, September 28, 2007	731,429	732	199,268	-	-	-	-	200,000
Stock issued for exercise of options for cash, October 16, 2007	100,000	100	24,900	-	-	-	-	25,000
Stock issued for exercise of options, November 26, 2007	132,822	133	55,137	-	-	-	-	55,270
Stock issued for exercise of options, December 14, 2007	2,575,000	2,575	1,279,925	-	-	-	-	1,282,500
Stock issued for exercise of warrants, December 14, 2007	878,876	879	438,559	-	-	-	-	439,438
Stock issued for private placement, December 14, 2007	224,000	224	84,676	-	-	-	-	84,900
Stock issued for exercise of options for cash, December 14,	50,000	50	24,950	-	-	-	-	25,000
2007
Stock issued for debt, December 14, 2007	124,458	124	149,226	-	-	-	-	149,350
Stock-based compensation	-	-	1,578,806	-	-	-	-	1,578,806
Private placement subscription proceeds (Note 10)	-	-	-	-	102,520	-	-	102,520
Net loss	-	-	-	-	-	-	(7,505,227)	(7,505,227)

Balance, December 31, 2007	28,159,824	$28,160	$20,299,565	$4,600	$102,520	$-	$(22,572,670)	$(2,137,825)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	Common Stock
								Deficit
					Private			Accumulated	Total
			Additional		Placement		Share	during	Stockholders’
	Number of		Paid-in	Preferred	subscriptions		subscriptions	Exploration	Equity
	Shares	Amount	Capital	Shares	proceeds		receivable	Stage	(Deficit)

Balance carried forward	28,159,824	$28,160	$20,299,565	$4,600	$102,520		$-	$(22,572,670)	$(2,137,825)
Stock issued for private placement, March 28, 2008 (Note 10a(iii),(iv))	454,567	455	161,566	-	(102,520)		-	-	59,501
Stock issued for private placement, March 31, 2008 (Note 10a(iv) and	577,200	577	145,973	-	-		-	-	146,550
10b(ix))
Stock issued for conversion of notes payable, March 31, 2008 (Notes 6	1,333,928	1,334	732,327	-	-		-	-	733,661
and 10b(viii))
Recognition of equity portion of convertible notes,	-	-	113,958	-	-		-	-	113,958
March 31, 2008 (Note 6)
Stock issued for exercise of options, March 31, 2008 (Notes 4 and	87,500	88	43,662	-	-		(31,008)	-	12,742
10b(vii))
Stock issued for exercise of options, June 5, 2008 (Note 10b(i))	100,000	100	49,900	-	-		-	-	50,000
Stock issued for bonus award, June 5, 2008 (Note 10b(ii))	272,000	272	67,728	-	-		-	-	68,000
Stock issued for private placement, June 5, 2008 (Note 10a(i),(ii),(iv))	915,383	915	286,185	-	-		-	-	287,100
Stock issued for finder’s fees, June 5, 2008 (Note 10b(iii))	36,400	36	9,064	-	-		-	-	9,100
Stock issued for services, June 24, 2008 (Note 10b(iv))	60,000	60	14,340	-	-		-	-	14,400
Stock issued for bonus award, June 30, 2008 (Note 10b(v),(vi))	160,000	160	53,440	-	-		-	-	53,600
Stock issued for bonus award, July 1, 2008 (Note 10b(xii))	150,000	150	74,850	-	-		-	-	75,000
Stock issued for bonus award, July 8, 2008 (Note 10b(xi))	250,000	250	59,750	-	-		-	-	60,000
Stock issued for private placement, July 30, 2008 (Note 10b(x))	1,557,500	1,558	387,818	-	-		-	-	389,376
Stock issued for debt settlement, August 8, 2008 (Note 10b(xiii))	30,000	30	9,970	-	-		-	-	10,000
Stock issued for private placement, August 25, 2008 (Note 10a(vi),(ii)	490,000	490	139,510	-	-		-	-	140,000
Stock issued for private placement, September 3, 2008 (Note 10a(vi))	100,000	100	24,900	-	-		-	-	25,000
Stock issued for private placement, October 7, 2008 (Note 10a(ii))	333,333	333	99,667	-	-		-	-	100,000
Stock issued for bonus award, October 7, 2008 (Note 10b(xiv))	100,000	100	25,900	-	-		-	-	26,000
Stock issued for debt settlement, October 20, 2008 (Note 10b(xv))	1,065,296	1,065	254,603	-	-		-	-	255,668
Stock-based compensation (Note 10)	-	-	1,795,366	-	-		-	-	1,795,366
Private placement subscription proceeds (Note 10)	-	-	-	-	19,000		-	-	19,000

Balance carried forward	36,232,931	$36,233	$24,850,042	$4,600	$19,000	$	(31,008)	$(22,572,670)	$2,306,197

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	Common Stock
								Deficit
					Private			Accumulated	Total
			Additional		Placement		Share	during	Stockholders’
	Number of		Paid-in	Preferred	subscriptions		subscriptions	Exploration	Equity
	Shares	Amount	Capital	Shares	proceeds		receivable	Stage	(Deficit)

Balance carried forward	36,232,931	$36,233	$24,850,042	$4,600	$19,000	$	(31,008)	$(22,572,670)	$2,306,197

Revaluation of share based compensation liability (Note 12)	-	-	45,437	-	-		-	-	45,437
Exercise of SARs (Note 11)	-	-	(17,187)	-	-		-	-	(17,187)
Net loss	-	-	-	-	-		-	(4,649,421)	(4,649,421)
Dividend on Series B Preferred Stock (Note 10)	-	-	(5,513,520)	-	-		-	-	(5,513,520)
Accretion of Series B Preferred Stock (Note 10)	-	-	(90,000)	-	-		-	-	(90,000)

Balance, December 31, 2008	36,232,931	$36,233	$19,274,772	$4,600	$19,000	$	(31,008)	$(27,222,091)	$(7,918,494)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

In November 2007, the Company entered into a Letter of Intent agreement with Clear S.R.L., of Comodoro Rivadavia, Argentina ("Clear"), whereby the Company retains the exclusive right to purchase and develop up to 100% of Clear's 186,000 square kilometer Cerro Negro concession, Chubut Province, Golfo San Jorge Basin, Argentina ("Cerro Negro"). Refer to Note 8.

In December 2007, the Company entered into a Letter of Intent agreement to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company which hold leasehold assets primarily located in the Neuquén Basin, Rio Negro Province, Argentina. Refer to Note 8.

On July 1, 2008, the Company incorporated a subsidiary Pluris Sarmiento Petroleo SA, a private Argentine corporation for the purpose of effecting the Company's acquisition of the Cerro Negro concession. Refer to Note 8.

These accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2008, the Company has a working capital deficiency of $2,315,961 and has incurred significant losses since inception. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months, which is estimated at $42,310,000, primarily for oil and gas exploration and development expenses and holding costs. The continuation of the Company is dependent upon the continuing financial support of stockholders.

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

Comparative figures
Certain prior year balances have been reclassified to conform to the current year’s presentation.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Foreign Currency Translation
The financial statements are presented in United States dollars, the functional currency of the Company and its subsidiaries. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related currency translation adjustments and gains or losses resulting from foreign currency transactions are included in results of operations.

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

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Income Taxes
The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which have been applied to all income tax positions commencing from that date. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. There was no impact to the consolidated financial statements on adoption of this provision.

Prior to 2007, the Company determined its income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.”

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

On January 1, 2008 we elected to implement this Statement with the one-year deferral. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are in the process of evaluating this standard in our consolidated financial statements for our fiscal year ended December 31, 2009.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

c)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for and reporting of business combinations including, among other things, expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed, rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. The Company has reached the conclusion that, at inception, this will have no impact on its consolidated financial statements.

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

e)

In March 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” Effective for the Company as of January 1, 2009, EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. Early adoption of this standard is not permitted. Management is presently evaluating the impact of adopting EITF Issue No. 07-5 on the Company’s consolidated financial statements.

f)

In March 2008, the FASB issued FAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 amends and expands the disclosure requirements of FAS 133, "Accounting for Derivative Instruments and Hedging Activities" and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. We do not believe the adoption of FAS 161 will have a material impact on the disclosures in our consolidated financial statements.

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

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

i)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Effective for the Company as of January 1, 2009, FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not re- measured as long as long as it continues to meet the conditions for equity classification in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Early adoption of this standard is not permitted. Management is evaluating the impact of adopting FSP APB 14-1 on the Company’s consolidated financial statements.

j)

In June 2008, the FASB issued SFAS Statement EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.

k)

In November 2008, the Financial Accounting Standards Board (the “FASB”) voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-4 and FIN 46R-8 will be effective for reporting periods (interim and annual) ending after December 15, 2008. The Company has reached the conclusion that this will have no impact on its consolidated financial statements

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3 – DISCONTINUED OPERATIONS

	December 31,	Incurred in	December 31,	Incurred in	December
	2006	the year	2007	the period	31. 2008
Oil and Gas Properties, Unproved
Acquisition costs	$868,146	$(500,000)	$368,146	$-	$368,146
Exploration costs	2,665,123	15,014	2,680,137	-	2,680,137
	3,533,269	(484,986)	3,048,283	-	3,048,283
Less accumulated depletion and impairment	(2,160,514)	(808,652)	(2,969,166)	-	(2,969,166)
Less disposition of property	-	-	-	(79,117)	(79,117)

	$1,372,755	$(1,293,638)	$79,117	$(79,117)	$-

Following a period of poor financial performance and continued losses on its United States oil and gas operations, the Company commenced a process to sell its United States oil and gas properties. Accordingly, the results of US oil and gas operations were classified as discontinued operations in the consolidated statements of operations and the assets were classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the year ended December 31, 2008 and 2007 and from November 15, 2001 (inception) to December 31, 2008 for operating activities, investing activities, and financing activities have been separated between continuing and discontinued operations.

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

The loss from discontinued operations is summarized as follows:

	Year ended	Year ended	November 15, 2001
	December 31,	December 31,	(Inception) to
	2008	2007	December 31, 2008

Revenue - gas sales	$-	$23,012	$542,632

Operating expenses
Depletion	-	165	25,643
Financing fees	-	-	871,850
Lease operating expenses	-	44,371	342,486
Impairment of oil and gas properties	-	808,487	2,943,524
General and administrative	-	39,082	2,049,534

	-	892,105	6,233,037

Net operating loss	-	(869,093)	(5,690,405)
Gain on dissolution of United States subsidiary	563,388	-	563,388
Income taxes	(197,186)	-	(197,186)

Gain (loss) on discontinued operations	$366,202	(869,093)	$(5,324,203)

At December 31, 2007, the Company recorded an impairment charge of $806,973 on the capitalized acquisition and development costs of $888,207 and recorded depletion of $2,117 leaving a net book value of $79,117 as a result of the default and subsequent settlement of a collateral note payable. See Note 6.

On April 8, 2008, pursuant to the assignment of Petrogen’s (the Company’s US subsidiary) assets, Petrogen was wound-up and dissolved through filing for dissolution with the Colorado Secretary of State. All outstanding financial obligations, security interest liens, subordinate security interests, other subordinate liens and/or outstanding amounts invoiced to and/or held over Petrogen, if any, by third party creditors of Petrogen, have been fully discharged and terminated as of January 8, 2008, resulting in the wind-up being completed with no further outstanding financial obligations. The Company has recognized $563,388 gain on write-off of payables arising from the settlement and dissolution of Petrogen and all of its outstanding financial obligations. Refer to Note 7.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 4 – SHARE SUBSCRIPTION RECEIVABLE

During 2008, the Company received an unsecured promissory note receivable for $27,563 bearing 12.5% per annum interest and due on December 31, 2008. At December 31, 2008, interest accrued amounted to $3,445 for total share subscription receivable of $31,008 and has been recorded as a reduction to equity. The share subscription receivable arose from the exercise of 87,500 stock options at $0.50 per share. (Note 12)

NOTE 5 – NOTES PAYABLE

Balance, December 31, 2007	$399,375
Notes issued	681,500
Accrued interest at 12.5%	85,188
Amended to include conversion terms	(579,375)
Assigned for settlement	(389,375)

Balance, December 31, 2008	$197,313

The note payable is unsecured, due on demand and bears interest at 12.5% per annum

As at December 31, 2008 the Company has notes payable outstanding totaling $197,313 including accrued interest of $21,924 (December 31, 2007: $399,375 including accrued interest of $44,375) which are unsecured, due on demand, and bear interest at 12.5% per annum. During 2008, the Company issued an additional seven promissory notes for $681,500 with the same terms as the previous notes, accrued $85,188 interest on those notes, and then amended six of the promissory notes totaling $579,375 including accrued interest of $64,375 to include conversion terms. Refer to Note 6.

On July 30, 2008, the Company entered into a private placement agreement with a private company that provides services to the Company of a director and officer of the Company for 1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance. The private placement agreement was entered into by the Company in settlement of $389,375 notes payable to a company which the director and officer is able to exercise significant influence over and assigned the notes payable to the private company that provides services to the Company of a director and officer of the Company. Refer to Notes 9 and 10(b).

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On March 28, 2008 (the “Amendment Date”), the Company entered into an Amendment Agreement (the “Promissory Note Amendment Agreement”) whereby terms of six promissory notes totaling $579,375 including accrued interest of $64,375 were amended providing for conversion rights into units (“Units”) of the Company for all of or portions of the principal and accrued interest. The Notes are convertible at $0.35 where each Unit is comprised of one common share and one common share purchase warrant. Each share purchase warrant is exercisable commencing 90 days subsequent to the date of the conversion for a period of two years from the date of conversion at an exercise price of $0.70 per warrant. The Company estimated the fair value of the amended convertible notes by comparing the carrying value of the old notes with the value of the shares and warrants underlying the new convertible notes. Management determined that the interest rate approximated the true market rate at the time. The common shares were valued using the quoted market value of the Company’s common share on the amendment date while the warrants were valued using the Black-Scholes valuation model. The Company estimated the fair value of the share purchase warrants granted to be $266,786 by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.70, a risk-free interest rate of 1.75% and an expected volatility of 128%. The excess of the total fair value of consideration and the fair value of the debt was $380,744 and has been accounted for as a loss on extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2008.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 6 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On March 31, 2008, a total of $466,875 (including accrued interest of $51,875) of convertible notes were converted into 1,333,928 Units. On conversion, the fair value of $266,786 allocated to warrants was charged to the equity component of convertible notes of $380,744 in additional paid-in capital.

As at December 31, 2008, a total of $112,500 (including accrued interest of $12,500) of convertible notes were outstanding and due on February 7, 2009. As at April 15, 2009, the company negotiated with the lender a six-month extension on the maturity date of the promissory note, which are now due on August 7, 2009.

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

During the year ended December 31, 2007, the Company issued an aggregate of 90,272 common shares to the secured parties for the accrued interest outstanding at December 31, 2006 of $21,625, March 31, 2007 of $20,599, and June 30, 2007 of $3,583.

On September 10, 2007, the Company received a demand notice (the “Demand”) for the immediate payment of an outstanding note payable in the amount of $75,250 plus $3,867 of accrued interest. The note carried a guaranteed security agreement (“GSA”) over the assets of Petrogen as collateral to the GSA. Petrogen defaulted under the Note, whereby the Note holder exercised its right to accept the collateral described in the GSA in full satisfaction of Petrogen’s obligation under the Note. The Note Holder sent to Petrogen a properly authenticated proposal to accept Petrogen’s collateral in full satisfaction of the above described debt as required by the TEXAS BUSINESS & COMMERCE CODE, §9.620. On October 8, 2007 the Company and Petrogen consented to the proposal. The Note holder’s subsequent acceptance of the collateral in full satisfaction of the obligation it secures: (a) discharges Petrogen’s, obligation to the extent consented to by Petrogen.; (b) transfers to the secured party all of Petrogen’s rights in the collateral; (c) discharges the security interest lien over Petrogen and (d) terminates any subordinate security interest or other subordinate liens over Petrogen by other third party creditors, as described under TEXAS BUSINESS & COMMERCE CODE §9.622. As of December 31, 2008, the Company has completed assignment of Petrogen’s assets to the note holder. Refer also to Note 3.

NOTE 8 – ACQUISITIONS

SAN ENRIQUE PETROLERA S.A.
On August 18, 2006, the Company entered into a share purchase agreement (“SPA”) with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. SEPSA’s interests include five hydrocarbon producing properties located in three of Argentina’s five oil and gas producing basins. In order to secure the rights to purchase SEPSA, an Escrow Agreement (the “Escrow”) was entered into between the Company, SEPSA and Deutsche Bank Trust Company Americas, New York (“DB”), whereby the Company issued a $3,225,000 convertible, non-retractable redeemable unsecured bond (the “Bond”) in the name of Pluris Energy Group Inc., which has been placed into the Escrow at DB. Terms of the Escrow stipulate certain conversion provisions of the Bond predicated upon the performance of both SEPSA and the Company. In the event that the Bond is transferred from the Company to SEPSA, SEPSA will retain certain privileges of Bond conversion into common shares of the Company at prices ranging from $3.25 per common share to $9.25 per common share. The Bond is due in five years time at an interest rate of LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest on the Bond can be paid in

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8 – ACQUISITIONS (CONTINUED)

SAN ENRIQUE PETROLERA S.A. (CONTINUED)

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

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8 – ACQUISITIONS (CONTINUED)

SAN ENRIQUE PETROLERA S.A. (CONTINUED)

In January 2009, the Company received a partial award from the ICC as the result of the binding arbitration action.The rendering by the ICC binding the parties to the award determines the SPA entered into between the Company and SEPSA on August 18, 2006 is terminated retroactively to October 31, 2006. It further determines that the SPA's early termination was seventy percent (70%) the responsibility of SEPSA and thirty percent (30%) the responsibility of the Company. The Company will support its final damages submission to the ICC through third party valuations evidencing the substantiation of the overall damages suffered by the Company as a result of it losing the business opportunity related to its planned acquisition of SEPSA. The ICC has not yet made its final damage award rendering.

CLEAR S.R.L.

In November 2007, the Company entered into a Letter of Intent agreement (“LOI”) with Clear S.R.L. ("Clear")., whereby the Company acquires the exclusive right to purchase and develop up to 100% of Clear's 186 square kilometer Cerro Negro concession, Chubut Province, Golfo San Jorge Basin, Argentina ("Cerro Negro" or “the Concession”). Under the terms of the agreement between Clear and the Company, the Company has the right to purchase Cerro Negro subject to the satisfactory outcome of due diligence related to Cerro Negro performed by the Company, which includes commercial, financial, geologic, geophysical and petroleum engineering analysis. During the nine months ended September 30, 2008, the Company satisfactorily completed the due diligence and in collaboration with Clear, has moved into the final negotiations related to the drafting of a mutually agreeable Purchase and Sale Agreement (the “PSA”) Upon closing of the PSA, the Company will have a specified period of time pursuant to the terms of the PSA to complete the acquisition of Cerro Negro and will immediately thereafter commence drilling, development and expansion of Cerro Negro.

In connection with the purchase and development of Clear’s Cerro Negro concession, the Company’ subsidiary, Pluris, BVI, issued a $840,000 convertible, non-retractable redeemable unsecured bond (the “CN Security Bond”), held by a third party in trust on behalf of Clear and the Company as a security instrument pursuant to the terms of the LOI. Terms under the LOI pursuant to the CN Security Bond stipulate that in the event that the Company does not perform according to the LOI terms, the CN Security Bond will be transferred to Clear. The CN Security Bond may be converted into common shares of the Company at prices ranging from $3.25 per common share to $9.25 per common share. The CN Security Bond’s maturity date is September 30, 2011 and the interest rate is LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest under the CN Security Bond can be converted into common shares of the Company at its discretion. At December 31, 2008 the Company maintains ownership of the Bond. The CN Security Bond will not be considered issued and outstanding for accounting purposes until such time as the CN Security Bond is transferred to Clear. Completion of the Cerro Negro acquisition by the Company is subject to agreement on final terms of the PSA being reached by Clear and the Company and the Company raising the funds necessary to complete the transaction.

The Company also entered into an Assignment Agreement dated July 4, 2008 (the "Agreement") with Clear to purchase 75% of Clear’s operating exploration and exploitation rights in the Cerro Negro oil and gas concession located in the Chubut Province, Argentina (the "Concession"). In consideration of the assignment of rights in the Concession, the Company agreed to pay a total of $21,000,000 cash, payable in installments as set out in the Agreement and issue Clear an aggregate of 3,000,000 shares of the Company’s common stock issuable in installments as set out in the Agreement. The Concession is valid for a term expiring on December 1, 2025 and is renewable for a five-year period.

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

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 8 – ACQUISITIONS (CONTINUED)

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

As of the date of this filing, the Company has undergone substantial delays to the funding mandate related to the acquisition of the Cerro Negro concession due to the severity of the international economic and financial crisis. As a result, the Company have yet to raise the necessary capital to date to acquire the Concession as mandated by the Company with the assistance of Standard America’s and Standard Bank Plc (“Standard”), where Standard has been seeking an equity capital infusion of some $50 million on behalf of the Company to complete the Cerro Negro acquisition and to commence operations there. As a result of the financial crisis, the Company has concluded that under the current market conditions only a 100% acquisition of the Cerro Negro concession is plausible. Therefore, the Company has undertaken extensive discussions with Clear to those ends where they currently await the Company’s proposal for our acquisition of a 100% interest in the Concession. The Company is currently reviewing several options related to structuring a proposal to Clear. Aside from the Closing Date being delayed due to the circumstances as above noted, both parties to the Agreement have concluded that as of the date of this filing the Company continues to maintain ownership of the Bond. The Company can seek return to treasury of the Bond at any time when necessary. As of the date of this filing, the Company has not received timely approval from Petrominera Chubút SE of the Company as incoming operator over the Concession.

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

As BAO has been unable to display its capacity to secure the necessary extensions over the portions of its concession interests from the Argentine provincial authorities, as they represented, the Company ceased any further discussions with BAO or activities related to the Company’s ongoing interest in the acquisition of BAO.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9 – RELATED PARTY TRANSACTIONS

a)	During the years ended December 31, 2008 and 2007, the Company entered the following transactions with a director and officer of the Company:

2008
	i.	Incurred management fees of $360,000 (2007: $360,000) to a private company, which provides services to the Company of a director and officer of the Company;
	ii.	Settled $43,750 of unpaid fees into a private placement consisting of 175,000 units at $0.25 per unit, each unit consisting of one common share and one share purchase warrant (Note 10b(ix));
iii.

Entered into a private placement agreement with the private company that provides services to the Company of a director and officer of the Company for 1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance. The private placement agreement was entered into by the Company in settlement of $389,375 notes payable that were assumed by the private company from the note holder (Notes 5 and 10b(x));

	iv.	Settled $22,160 owed to the director and officer by issuing 92,334 common shares at the market price of $0.24 on October 8, 2008; (Note 10b(xv));
	v.	Issued 6,722,899 Series B, $0.001 par value preferred shares, which were paid for by the officer by offsetting management fees of $6,723 due from the Company to the officer (Note 10); and
2007
vi.

In May 2007, this officer converted $3,000 of unpaid fees into 3,000,000 Series A preferred shares. In June 2007, this officer converted $140,000 of unpaid fees into a private placement consisting of 560,000 units at $0.25 per unit. In December 2007, this officer exercised 1,250,000 stock appreciation rights which resulted in $875,000 owing to this party. The Company settled this debt plus an additional $75,000 owing to the officer for the exercise of 100,000 stock appreciation rights by issuing 1,250,000 common shares for the exercise of 1,250,000 stock options at $0.50, 100,000 common shares for the exercise of 100,000 stock options at $0.45 granted directly to the officer, and 560,000 common shares for the exercise of 560,000 share purchase warrants at $0.50.

At December 31, 2008 this director and officer is owed $206,658 (2007: $nil) by the Company.

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

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

b)	During the years ended December 31, 2008 and 2007, the Company entered the following transactions with an officer of the Company:

2008
i.

Incurred management fees of $216,000 (2007: $216,000), of which $nil (2007 - $13,500) was allocated to discontinued operations for work relating to the US oil and gas properties; ii. Settled $98,300 owed to the officer by issuing 393,200 units, each unit consisting of one common share and one share purchase warrant, exercisable at a price of $0.50 per warrant for a period of 2 years from issuance date.

	iii.	Settled $126,823 owed to the officer by issuing 528,430 common shares at the market price of $0.24 on October 8, 2008; (Note 10b(xv));
	iv.	Issued 1,963,200 Series B, $0.001 par value preferred shares, which were paid for by the officer by offsetting management fees of $1,963 due from the Company to the officer (Note 10); and
2007
v.

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

At December 31, 2008, this officer is owed $52,037 (2007: $98,300) for unpaid management fees.

The Company is committed to pay this officer $18,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 6 months of monthly fees within 10 business days of the termination date.

c)	During the years ended December 31, 2008 and 2007, the Company entered the following transactions with a director of the Company:

2008
	i.	Incurred consulting fees of $12,000 (2007: $$9,000) plus a bonus of $nil (2007: $45,000);
	ii.	Settled $22,396 owed to the director by issuing 93,317 common shares at the market price of $0.24 on October 8, 2008 (Note 10b(xv));
	iii.	Issued 93,317 Series B, $0.001 par value preferred shares for cash proceeds (note 10); and
2007
iv.

In May 2007, this director converted $400 of unpaid fees into 400,000 Series A preferred shares. In June 2007, this director converted $45,000 of unpaid fees into a private placement consisting of 180,000 units at $0.25 per unit.

At December 31, 2008, this director is owed $2,998 (2007: $2,600) by the Company. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

d)	During the years ended December 31, 2008 and 2007, the Company entered the following transactions with an officer of the Company:

	i.	Incurred management fees of $30,000 (2007: $nil);
	ii.	Settled $4,000 owed to the officer by issuing 16,667 common shares at the market price of $0.24 on October 8, 2008; (Note 10b(xv));
	iii.	Issued 100,000 common shares to the officer at the closing market price of $0.26 on the date of issuance in payment of a bonus of $26,000 (Note 10b(xiv)); and
	iv.	Issued 116,667 Series B, $0.001 par value preferred shares, which were paid for by the officer by offsetting management fees of $117 due from the Company to the officer (Note 10).

At December 31, 2008, this officer is owed $8,883 (2007: $nil) for unpaid management fees.

The Company is committed to pay this officer $3,000 in management fees per month until April 1, 2009. The agreement, which commenced in March 2008, automatically renews for four consecutive one-year terms unless either party terminates the agreement by providing thirty days written notice. This agreement can be terminated by the Company at any time by providing 30 days written notice.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

e)	During the years ended December 31, 2008 and 2007, the Company entered the following transactions with an officer of the Company:

2008
	i.	Incurred management fees of $60,000 (2007: $nil);
	ii.	Settled $52,000 owed to the officer by issuing 216,667 common shares at the market price of $0.24 on October 8, 2008 (Note 10b(xv)); and
	iii.	Issued 466,667 Series B, $0.001 par value preferred shares, which were paid for by the officer by offsetting management fees of $467 due from the Company to the officer (Note 10).

At December 31, 2008, this officer is owed $59,533 (2007: $nil) for unpaid management fees.

The Company is committed to pay this officer $10,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

f)

During the year ended December 31, 2008, management fees of $nil (2007: $66,000) were incurred to a former officer of the Company. At December 31, 2008, this officer is owed $nil (2007: $7,500) for management fees due. The Company was committed to pay this officer $5,500 in management fees per month. On January 24, 2008, this officer resigned from the Company.

g)

During the year ended December 31, 2008, consulting fees of $nil (2007: $7,900) were incurred to a former director of the Company. In May 2007, this director converted $200 of unpaid fees into 200,000 Series A preferred shares. On August 22, 2007, this director resigned; no severance fees were paid and none are owed. Pursuant to the terms of a Shareholders Agreement entered into between this director and the Company related to the issuance of the Series A preferred shares, subsequent to the resignation of this director, 200,000 Series A preferred shares have been returned to the Company’s treasury and cancelled.

h)

During the year ended December 31, 2008, consulting fees of $nil (2007: $7,500) were incurred to a relative of a director of the Company. In June 2007, this consultant converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.25 per unit. At December 31, 2008, this individual is owed $nil (2007: $nil) for consulting fees due. This consulting agreement expired on March 31, 2007 and no further fees are due.

i)

At December 31, 2007, the Company recorded an accrued liability of $421,250, which is included in management and consulting fees, related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The settlement amount of liabilities are valued at an amount equal to the value of common shares at the closing quoted market price on the settlement date plus the fair value of equity instruments that are included in the settlement consideration. Where settlement consideration is completed at other than market value, the excess over the settlement amount is recorded as a compensation charge to management and consulting fees (Note 11) or excess under the settlement amount is recorded to additional paid-up capital. Other related party transactions are disclosed in Note 10.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 10 – CAPITAL STOCK

Common Shares

During the year ended December 31, 2008:

(a)	The Company issued the following for cash proceeds:
	i.	201,715 common shares at $0.35 per share for $70,600 in private placement proceeds;
	ii.	1,060,001 common shares at $0.30 per share for $318,000 in private placement proceeds;
	iii.	335,567 common shares for $102,520 in private placement proceeds received during the fourth quarter of 2007;
iv.

205,000 units at $0.50 per unit for $102,500 in private placement proceeds received during the year ended December 31, 2008. Each unit consisted of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $0.75 for one year. The Company has estimated the fair value of attached warrants to unit private placements to be 10% of the private placement proceeds; therefore 10% of $102,500 was allocated to the 205,000 warrants granted;

	v.	260,000 common shares at $0.25 per share for $65,000 in private placement proceeds; and
vi.

240,000 units at $0.25 per unit for $60,000 in private placement proceeds. Each unit consisted of one common share and one share purchase warrant; each warrant is exercisable into one common share at an exercise price of $0.50 for two years.

(b)	The Company issued the following for non-cash consideration:
	i.	100,000 common shares to a consultant for a bonus of $50,000, paid by the consultant applying the bonus payable to the exercise of 100,000 stock options at an exercise price of $0.50 per share;
ii.

272,000 units to a consultant for the settlement of fees accrued and owing to the consultant by the Company of $68,000, at $0.25 per unit, in pursuant a private placement agreement with the consultant, with each unit consisting of one common share (valued at the quoted market price) and one share purchase warrant. The Company estimated the fair value of the 272,000 share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.75, a risk-free interest rate of 2% and an expected volatility of 106%. The resulting loss on settlement of $36,530 was recorded as additional management and consulting fee expense during the year ended December 31, 2008;

iii.

36,400 units to a consultant for finder’s fees of $9,100, at $0.25 per unit, each unit consisting of one common share (valued at the quoted market price and one share purchase warrant. The Company estimated the fair value of the 36,400 share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.50, a risk-free interest rate of 2% and an expected volatility of 113%. The resulting loss on settlement of $6,486 was recorded as additional management and consulting fee expense during the year ended December 31, 2008;

	iv.	60,000 common shares to a consultant pursuant to a consulting agreement for $14,400 at the quoted market price of $0.24 per share;
	v.	60,000 common shares to consultants for bonuses related to the Cerro Negro PSA for $18,600 at the quoted market price of $0.31 per share;
	vi.	100,000 common shares to a consultant for a bonus of $35,000, paid by the consultant applying the bonus payable to the exercise of 100,000 stock options at an exercise price of $0.35 per share;
vii.

87,500 common shares on the exercise of 87,500 stock options at an exercise price of $0.50 for total proceeds of $43,750 of which $16,187 was settled through an amount owing under the exercise of SARs and the remainder was settled by a promissory note receivable (note 3);

	viii.	1,333,928 units for the conversion of $466,875 convertible notes payable (refer to note 5);

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 10 – CAPITAL STOCK (CONTINUED)

Common Shares (continued)

(b)	The Company issued the following for non-cash consideration (continued):

ix.

568,200 units at $0.25 per unit with each unit consisting of one common share (valued at the quoted market price) and one share purchase warrant, in settlement of $142,050 of management fees accrued to two private companies which are contracted to the Company for the services of two officers of the Company, pursuant to private placement agreements with the private companies. The Company estimated the fair value of the 568,200 share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.50, a risk-free interest rate of 2% and an expected volatility of 111%. The resulting loss on settlement of $107,276 was recorded as additional management and consulting fee expense during the year ended December 31, 2008;

x.

1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share (valued at the quoted market price) and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance in settlement of $389,375 notes payable that were assumed by the private company from the note holder. The Company estimated the fair value of the 1,557,500 share purchase warrant granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.50, a risk-free interest rate of 2.7% and an expected volatility of 145%. The resulting compensation of $315,082, was recorded as additional management and consulting fee expense during the year ended December 31, 2008 (notes 4, 8 and 10);

	xi.	250,000 common shares to an officer of the Company in satisfaction of a bonus of $60,000, which is measured using the closing the price of $0.24 on the date of execution of the PSA (note 8);
xii.

150,000 common shares to an officer in satisfaction of a bonus of $75,000 paid by the officer applying the bonus payable to the exercise of 150,000 stock options at an exercise price of $0.50 per share;

	xiii.	30,000 common shares to a consultant for settlement of debt of $10,000, for which the shares were measured at the quoted market price of $0.29 per share;
	xiv.	100,000 common shares to an officer for bonus of $26,000. The shares were valued at the closing market price of $0.26 on the date of issuance (note 9); and
	xv.	1,065,296 common shares as settlement of $255,670 debt owing to directors, officers, and consultants. The shares were valued at the closing market price of $0.24 on October 7, 2008 (note 9).

The Company entered into three subscription agreements to purchase common shares of the Company at $0.20 per share. The total amount of shares subscribed is 95,000 for total cash proceeds of $19,000.

During the year ended December 31, 2007:

(a)	The Company issued the following for non-cash consideration:

	i.	issued 1,184,000 common shares for a private placement for non-cash proceeds of $296,000 which is the aggregate of $81,000 in unpaid consulting fees and $215,000 in unpaid management fees;
	ii.	issued 90,272 common shares for settlement of accrued loan interest of $45,807;
	iii.	issued 3,125,000 common shares for the conversion of two convertible notes valued at $625,000;
	iv.	issued 332,191 common shares for the settlement of $222,057 of debt;
	v.	issued 900,000 common shares for the exercise of stock options for non cash proceeds of $315,000;
	vi.	issued 100,000 common shares for services valued at $57,000; and
vii.

issued 2,707,822 common shares for the exercise of stock options in settlement of stock appreciation rights valued at $1,337,770, and issued 878,876 common shares for the exercise of share purchase warrants in settlement of stock appreciation rights valued at $439,438.

The Company entered into seven subscription agreements to purchase common shares of the Company at prices ranging from $0.25 - $0.60 per share. The total amount of shares subscribed is 335,567 for total cash proceeds of $102,520. The Company closed and issued the shares during the first quarter of 2008. The stock subscriptions received in 2007 were previously recorded as a liability in the Company’s 2007 financial statements but have been reclassified to equity in the Company’s 2008 financial statements for comparative purposes.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 10 – CAPITAL STOCK (CONTINUED)

Warrants

A summary of the Company’s warrants outstanding and the changes for 2007 and 2008 is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2006	306,549	4.32	0.09 years
Issued	1,855,429	0.52
Exercised / Cancelled / Expired	(1,185,425)	0.50

Balance, December 31, 2007	976,553	$0.54	1.33 years
Issued	4,133,028	0.59
Exercised / Cancelled / Expired	171,429	0.70

Balance December 31, 2008	4,938,152	0.56	1.10 years

Expiry	Warrants	Exercise
Date	Outstanding	Price

June 28, 2009	805,124	0.50
March 28, 2009*	128,000	0.75
March 28, 2010	568,200	0.50
June 5, 2009	77,000	0.75
March 31, 2010	1,333,928	0.70
June 5, 2010	272,000	0.50
June 5, 2010	96,400	0.50
July 30, 2010	1,557,500	0.50
September 3, 2010	100,000	0.50

Balance December 31, 2008	4,938,152

              * These warrants have expired unexercised

Preferred Shares- Series A- Authorized 100,000,000

In May 2007, three directors, (one of whom is also an officer) and another officer converted $4,800 of unpaid fees into 4,800,000 Series A, $0.001 par value, preferred shares. Each preferred share will have 10 votes, whereas each common share has only one vote. In the event the Company at any time or from time to time after the original date of issuance of the Series A Preferred Stock shall declare or pay any dividend or make any other distribution on the Corporation’s common stock payable in common stock or effect a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock), then the number of votes per share of Series A Preferred Stock shall be proportionately increased, concurrently with the effectiveness of such stock dividend, stock distribution or subdivision. Otherwise, the Series “A” preferred shares do not participate in any assets or dividends of the Company. Each of the four holders of the series “A” preferred shares as described have entered into an agreement with the Company (the “Shareholder Agreement”) that stipulates that at any time the holder thereof discontinues acting as an officer or director of the Company for any reason whatsoever, whether by mutually agreed upon termination of tenure, dismissal for cause or without cause, etc., the departing director or officer will immediately therewith return to treasury, those series “A” preferred shares issued in the name of said officer or Director for cancellation. On August 22, 2007, one of the Directors resigned and as a result, 200,000 preferred shares with a value of $200 were cancelled. As of December 31, 2008, the Company had 4,600,000 Series A preferred shares outstanding. See Note 9.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 10 – CAPITAL STOCK (CONTINUED)

Preferred Shares, Series B- Authorized 30,000,000

In October 2008, the Company issued 16,479,493 Series B, $0.001 par value preferred shares for cash proceeds of $4,540 and settlement of accrued management and consulting fees of $11,940. The aggregate liquidation value is estimated at $5,620,000 and includes $90,000 accrued but unpaid dividends which represents a rate of return of 10% per annum on the sum of the preferred stockholder’s initial capital investment. In the event of liquidation, sale, conveyance, transfer of all of substantially all of the assets of the Company, dissolution, or winding up of the affairs through consolidation, merger or other business combination of the Company, (the “Liquidation Event”), the holder shall receive out of the assets of the Company an amount equal to the holder’s initial investment infusion as determined by the Board, plus a rate of return on this investment of 10% per annum, which is accreted each year as a dividend. While no dividends have been declared as of December 31, 2008, the Company has accrued dividends through a charge to “Additional paid-in capital” as accumulated and unpaid dividends are included in the redemption price of the Series B Stock. The Series B preferred shares have a first priority right for any future dividend distributions declared by the Company (the “Dividend Rights”), those Dividend Rights shall be in priority to any other preferred shares of the Company or the common shares of the Company. At the sole discretion of the Company, the issuance of the preferred shares will be on the basis of one preferred share to one common share of the Company where each common share must have been acquired through investment infusions deemed to be investments by the Board from the date commencing September 12, 2006. The holders of the preferred shares do not have any voting privileges. The Company has the discretion to redeem all or a portion of the preferred shares at any time. As of December 31, 2008, the Company believes that it is not probable that the Series B Stock will become redeemable as the contingencies for liquidation event which entitles the preferred stockholder redemption value is not met.

The Series B Preferred Stock is recorded in the Company’s Consolidated Balance Sheets as “Mezzanine Equity” as it has a redemption feature not solely within the Company’s control. The initial carrying amount of the redeemable Series B Preferred Stock of $5,620,000 is at its fair value at date of issue.

NOTE 11 – STOCK OPTION PLANS

For the year ended December 31, 2008, stock-based compensation charges were incurred for the following:

Vesting of stock options	$1,358,242
Issuance of warrants (Note 10 (b)(ii),(iii),(ix) and (x))	465,374
Revaluation of share-based compensation liability (Note 12)	(45,437)
Exercise of SARs	17,187

Total stock-based compensation	$1,795,366

During 2008, the Company granted a total of 2,950,000 stock options to directors, officers and consultants of the Company at an exercise price of $0.50 per common share with expiry dates ranging from April 1, 2009 to April 1, 2018. Of these stock options 2,900,000 vested and 50,000 vest over a one-year period of which 25,000 of the 50,000 are fully vested as of December 31, 2008. The Company estimated the fair value of the 2,950,000 stock options granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rate of 2% and an expected volatility of 98% - 180% resulting in a stock-based compensation expense of $1,212,517 of which $1,211,592 was expensed to December 31, 2008 and the remaining $925 is to be expensed on vesting.

During 2008, the Company also recorded stock-based compensation expense of $96,900 related to the vesting of 240,000 stock options and 337,500 stock options were exercised, 227,500 stock options were cancelled, and 102,178 stock options expired in the period.

On April 27, 2007, the Company re-priced 192,000 stock options from prices ranging from $1.50 to $3.75 per share to $0.75 per share with expiry dates ranging from May 2, 2008 to July 22, 2014 and recorded additional stock-based compensation expense of $9,000. The Company estimated the additional fair value by applying the fair value method using the Black-Scholes option pricing model using an expected life of the remaining term of the option, a risk-free interest rate of 4.87% and an expected volatility of 117%.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 11 – STOCK OPTION PLANS (CONTINUED)

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

(a)

a total of 700,000 escrowed performance shares can be purchased from escrow at a price of $2.50 per share commencing one year from the Effective Date for up to five years, the granting of which is subject to the discretion of the Board of Directors. The original value of this award was estimated to be $1,116,000. However, to date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock-based compensation has been recorded.

(b)

a total of 900,000 escrowed performance shares can be purchased from escrow at a price of $5.00 per share on or before the first three years after the Effective Date, if the Company’s assets increase by 50%, the market share price of the Company’s common stock achieves a minimum of $6.25, and the Company financial statements reflect a minimum of $3,000,000 profit before taxes, depletion, amortization and stock based compensation charges. To date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock-based compensation has been recorded;

(c)

a total of 1,200,000 escrowed performance shares can be purchased from escrow at a price of $6.25 per share on or before the first five years after the Effective Date, if the Company’s assets increase by 100%, the market share price of the Company’s common stock achieves a minimum of $10.00, and the Company financial statements reflect a minimum of $6,000,000 profit before taxes, depletion, amortization and stock based compensation charges. To date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock-based compensation has been recorded;

(d)

a total of 1,500,000 escrowed performance shares can be purchased from escrow at a price of $7.50 per share on or before the first seven years after the Effective Date, if the Company’s assets increase by 200%, the market share price of the Company’s common stock achieves a minimum of $15.00, and the Company financial statements reflect a minimum of $9,000,000 profit before taxes, depletion, amortization and stock based compensation charges. To date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock-based compensation has been recorded; and

(e)

a total of 1,700,000 escrowed performance shares can be purchased from escrow at a price of $10.00 per share on or before the first seven years after the Effective Date, if the Company’s assets increase by 400%, the market share price of the Company’s common stock achieves a minimum of $20.00, and the Company financial statements reflect a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges. To date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock-based compensation has been recorded.

At December 31, 2008, a total of 6,000,000 performance shares are unvested and may be purchased from escrow at a price ranging from $2.50 to $10.00 per share, based on the Company’s common stock achieving a minimum market price ranging from $6.25 to $20.00 per share and the Company’s assets increasing by a minimum of 50% to 400%. No stock-based compensation has been recorded on the unvested escrow performance shares as it is not probable that performance conditions will be met.

Effective July 18, 2007, the Company adopted an “Equity Incentive Plan” (the “EIP”), the maximum aggregate number of shares of Common Stock that may be issued and sold under all awards granted under the EIP shall be equal to 20% of the issued and outstanding common stock (on a fully diluted basis). To date, the Company has registered 2,000,000 common shares under a Form 8 Registration Statement filed with the United States Securities and Exchange Commission.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 11 – STOCK OPTION PLANS (CONTINUED)

A summary of the options outstanding is as follows:

					Weighted	Weighted Average
	Number of		Exercise		Average	Remaining		Aggregate
	Options	Date of Issue	Price	Expiry Date	Exercise Price	Contractual Life		Intrinsic Value

Outstanding, December 31, 2006	535,329				$2.51	4.30 years

Expired/cancelled during the period	(28,080)		1.25	04-Mar-07
	(98,532)		2.50	04-Mar-07
	(75,000)		3.75	04-Mar-07
	(14,777)		1.25	04-Mar-14
	(14,000)		1.25	04-Mar-14
	(40,000)		2.50	04-Mar-14
	(7,940)		3.75	22-Jul-14
	(20,000)		5.00	22-Jul-14
	(45,000)		2.50	1-Jul-15
	(100,000)		0.45	26-Apr-08

Granted during the period	300,000	27-Apr-07	0.45	26-Apr-08
	2,400,000	27-Apr-07	0.50	26-Apr-17
	350,000	27-Apr-07	0.50	26-Apr-12
	250,000	01-Jul-07	0.50	26-Apr-12
	45,000	01-Sep-07	0.35	31-May-08
	120,000	01-Augl-07	0.54	31-Jul-10
	900,000	19-Jul-07	0.35	19-Jul-12
	60,000	24-Jul-07	0.57	31-Jul-10
	100,000	22-Aug-07	0.35	21-Aug-08
	90,000	01-Sep-07	0.45	30-Aug-08
	100,000	01-Oct-07	0.25	01-Oct-08
	50,000	01-Nov-07	0.50	01-Nov-08

Exercised during the period	(900,000)		0.35	19-Jul-12
	(100,000)		0.45	26-Apr-08
	(175,000)		0.50	26-Apr-12
	(2,300,000)		0.50	26-Apr-17
	(45,000)		0.35	31-May-08
	(87,822)		0.45	30-Aug-08
	(100,000)		0.25	01-Oct-08
	(50,000)		0.50	01-Nov-08

Outstanding, December 31, 2007	1,099,178				$0.53	3.93 years		$237,903

Cancelled during the period	(20,000)		0.75	31-Mar-08
	(20,000)		0.75	31-Mar-08
	(100,000)		0.50	31-Mar-08
	(87,500)		0.50	26-Apr-12

Expired during the period	(100,000)		0.45	26-Apr-08
	(2,178)		0.45	30-Aug-08

Granted during the period	1,500,000	01-Apr-08	0.50	01-Apr-18
	100,000	01-Apr-08	0.50	01-Apr-09
	900,000	01-Apr-08	0.50	01-Apr-18
	350,000	01-Apr-08	0.50	01-Apr-18
	100,000	01-Apr-08	0.50	01-Apr-09

Exercised during the period	(87,500)		0.50	26-Apr-12
	(100,000)		0.35	21-Aug-08
	(150,000)		0.50	26-Apr-12

Outstanding, December 31, 2008	3,382,000				$0.51	8.12 years	$	Nil

Exercisable, December 31, 2008	3,357,000				$0.51	8.12 years	$	Nil

Total aggregate intrinsic value of stock options exercised during 2008 was $nil (2007: $1,056,084) which is the difference between the exercise price of the stock versus the quoted market price of our common stock on the date the options were exercised.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 11 – STOCK OPTION PLANS (CONTINUED)

A summary of the status of the Company’s unvested shares as of December 31, 2008 and 2007, and changes during the years ended December 31, 2008 and 2007, is presented below:

		Weighted-Average
		Grant-Date
Unvested shares	Number of Shares	Fair Value

Unvested at January 1, 2007	-	$-
Granted	4,765,000	0.46
Vested	4,447,500	0.51

Unvested at December 31, 2007	317,500	$0.51
Granted	295,000	0.50
Vested	(315,500)	0.51
Cancelled	(87,500)	0.50
Unvested at December 31, 2008	25,000	$0.50

Unrecognized compensation expense on unvested shares is $925 which will be recognized over the remaining weighted average vesting period is 0.5 years.

NOTE 12 – STOCK APPRECIATION RIGHTS

The Company has authorized the granting of stock appreciation rights (“SARs”). A SAR can be awarded to directors, officers, and consultants that entitle these grantees to receive cash or shares of common stock, or a combination of both, with each right having a value on the date the stock appreciation right is exercised equal to the excess of the quoted market value of a share of common stock at the time of exercise over the exercise price per right set forth on the grant date.

Since the SARs could be settled by cash, the Company must recognize the related liability in accordance with SFAS 123 (R) which requires that the liability be measured at fair value and revalued at each reporting date through final settlement. Fair value is calculated using the same assumptions and option pricing model that is used to compute the fair value of stock options.

During 2008, 87,500 SARs were exercised at an exercise price of $0.50 per right. The intrinsic value of the SARs on the date of exercise was $16,187, resulting in a decrease in the accrued share-based compensation liability and a stock-based compensation recovery of $34,563. The intrinsic value of SARs at the date of exercise was determined by multiplying the number of SARs exercised by the difference between the market price of common stock at the date of exercise and the exercise price of the SARs. The $16,187 intrinsic value of the SARs was applied against the exercise price of 87,500 stock options, exercisable at $0.50 per stock option, for a total exercise cost of $43,750. The remaining $27,563 exercise cost was extended as a promissory note receivable to the option holder (Note 4).

During 2008, 187,500 SARs expired resulting in the Company recording a recovery of $49,750 related to the vested SARs which was charged to equity on expiration.

During the year ending December 31, 2008, the Company granted 3,200,000 SARs to directors, officers and consultants of the Company at exercise prices of $0.50 per right with expiry dates ranging from April 2009 to April 2018. Of these SARs 3,100,000 vested immediately and 100,000 vest quarterly over a one year period. As at the year ended December 31, 2008, of the 100,000 unvested at grant date, 25,000 remain unvested. The Company estimated the fair value on granting of the 3,175,000 SARs by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to ten years, a risk-free interest rates of 0.39% - 2% and an expected volatility of 130% - 180% resulting in a stock-based compensation expense of $154,793 of which $154,792 was expensed to December 31, 2008 and the remaining $1 will be expensed on vesting.

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

During 2007, 100,000 SARs expired after the resignation of a director.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 12 – STOCK APPRECIATION RIGHTS (CONTINUED)

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

During 2007, the total SARs liability of $2,248,500 was settled by the exercise of options and warrants held by certain holders where payment was applied against the SARs liability owing (a total of $2,095,920), cash of $2,500 and the issuance of 124,458 shares at the market price of $1.20 for $149,350, leaving a balance owing of $730.

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

At December 31, 2008 and 2007, the Company has an accrued liability of $421,250 related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

The Company is committed to issue an aggregate of 16,575,000 additional SARs as per outstanding management and consulting agreements entered into during 2007.

A summary of the stock appreciation rights is as follows:

	Number of	Date of	Exercise		Weighted Average	Weighted Average		Aggregate
	SAR	Issue	Price	Expiry Date	Exercise Price	Remaining Contractual Life		Intrinsic Value

Balance, December 31, 2006	-

Granted during the year	300,000	27-Apr-07	0.45	26-Apr-08
	2,000,000	27-Apr-07	0.50	26-Apr-17
	750,000	27-Apr-07	0.50	26-Apr-12
	250,000	01-Jul-07	0.50	26-Apr-12
	45,000	01-Sep-07	0.35	31-May-08
	250,000	19-Jul-07	0.35	19-Jul-12
	200,000	19-Jul-07	0.35	19-Jul-17
	90,000	01-Sep-07	0.45	30-Aug-08

Exercised / expired during the year	(200,000)		0.45	26-Apr-08
	(2,000,000)		0.50	26-Apr-17
	(475,000)		0.50	26-Apr-12
	(45,000)		0.35	31-May-08
	(90,000)		0.45	30-Aug-08
	(250,000)		0.35	19-Jul-12
	(200,000)		0.35	19-Jul-17

Balance, December 31, 2007	625,000				$0.49	3.68 years		$101,875

Cancelled during the year	(87,500)		0.50	26-Apr-12
	(100,000)		0.50	26-Apr-12

Expired during the year	(100,000)		0.45	26-Apr-08

Granted during the year	1,500,000	01-Apr-08	0.50	01-Apr-18
	900,000	01-Apr-08	0.50	01-Apr-18
	350,000	01-Apr-08	0.50	01-Apr-18
	200,000	01-Apr-08	0.50	01-Apr-09

Exercised during the year	(87,500)		0.50	26-Apr-12

Balance, December 31, 2008	3,200,000				$0.50	8.23 years	$	Nil

Exercisable, December 31, 2008	3,175,000				$0.50	8.23 years	$	Nil

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 12 – STOCK APPRECIATION RIGHTS (CONTINUED)

At December 31, 2008 the Company has an outstanding liability on the vested portion of the outstanding SARs and the estimated fair value of the unvested portion of the SARs is $nil (2007 - $85,750). The Company has commitments to grant additional SARs to certain officers and directors. Refer to Note 14.

NOTE 13 – INCOME TAXES

As at December 31, 2008, the Company’s corporate entity in the USA has a net operating loss carry-forwards of approximately $13 million that result in deferred tax asset. These loss carry-forwards will expire, if not utilized, through 2022. Net operating loss carry-forwards relating to the Company’s subsidiaries for the years 2001 to 2008 cannot reasonably be determined and have been excluded. Management believes that the realization of the benefits from these deferred tax assets is uncertain and accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

The Company’s income tax provisions differ from the expected amounts determined by applying the appropriate combined effective tax rate to the Company’s net income before taxes. The significant components of these differences are as follows:

	December 31, 2008	December 31, 2007
	35%	35%
Income tax benefit	$(1,824,483)	$(2,626,829)
Permanent differences	627,102	(100,511)
Changes due to timing differences	-	694,667
Valuation allowance	1,000,196	2,032,673
Income tax benefit	$(197,185)	$-

The tax effects of temporary differences that give rise to significant components of future income tax assets and liabilities are as follows:

	December 31,	December 31,
	2008	2007

Future income tax assets:
Operating losses available for future periods	$4,497,070	$3,500,000
Property and equipment	9,727	6,601
Other investments	52,500	52,500

	4,559,297	3,559,101
Valuation allowance	(4,559,297)	(3,559,101)

Net deferred income tax assets	$-	$-

The Company has not filed income tax returns for several years for the consolidated group in the United States. The taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

On January 1, 2007 the Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with income tax liabilities. As a result of the implementation of FIN 48, there was no impact in the consolidated financial statements or material FIN 48 liabilities.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 13 – INCOME TAXES (CONTINUED)

The provisions of SFAS No. 109, "Accounting for Income Taxes," require the establishment of a valuation allowance when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In 2008 and 2007, the Company determined, based upon its cumulative operating losses, that it was more likely than not that it would not be in a position to fully realize all of its domestic deferred tax assets in future year. Accordingly, at December 31, 2008 and 2007, the Company has recorded a valuation allowance of $4,559,297 and $3,559,101, respectively, which reduces the carrying value of its net deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions. The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until the respective statute of limitation. It is subject to tax examinations by tax authorities for all taxation years commencing on or after 1999. Management’s analysis of FIN 48 supports the conclusion that the Company does not have any accruals for uncertain tax positions as of December 31, 2008. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

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

NOTE 14 – CONTINGENCIES AND COMMITMENTS

In January 2007, the Company entered into five, two of which agreements have subsequently been terminated, five-year term management consulting agreements. The remaining three agreements provide for the granting of a total of 16,700,000 stock options and 16,700,000 stock appreciation rights, in aggregate, over the five year terms of the agreements. As of December 31, 2008, 4,700,000 stock options and 4,700,000 stock appreciation rights have been granted, the remaining 12,000,000 options and 12,000,000 stock appreciation rights vest over the remaining term ending January 1, 2012.

On July 1, 2007, the Company entered into a five-year-term management consulting agreement. The agreement provides for a signing bonus of $20,000, the issuance of 100,000 shares of unrestricted common stock and a monthly remuneration of $10,000. The Company has the right to terminate the agreement without cause by providing 30 days written notice. Upon termination of the agreement, the Company is required to pay this consultant severance of 6 months of monthly fees within 10 business days of the termination date. This agreement provides for the granting of 2,225,000 stock options and 2,225,000 stock appreciation rights, in aggregate, over the five year term. As of December 31, 2008, 250,000 stock options and 250,000 stock appreciation rights have been granted, the remaining 1,975,000 stock options and 1,975,000 stock appreciation rights will be granted on the anniversary dates of the agreements with terms to be set by the Board of Directors.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 14 – CONTINGENCIES AND COMMITMENTS (CONTINUED)

On February 15, 2008, the Company entered into a one-year term management consulting agreement. The agreement provides a monthly remuneration of $3,000 with no severance. This agreement also provides the granting of 100,000 stock options and 100,000 stock appreciation rights that vest evenly over four quarters. As of December 31, 2008, 75,000 stock options and stock appreciation rights have vested and 25,000 options and appreciation rights remain unvested and outstanding.

The Company is also committed to pay compensation to senior officers of the Company as described in Note 11.

On April 30, 2007, the Company commenced an arbitral action against SEPSA through the ICC requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to the Company 100% of the shares of SEPSA and to award damages incurred by the Company related to its out of pocket expenses, loss of business opportunity and loss of revenue. SEPSA subsequently filed a counter claim with the ICC seeking awards in the form of its legal fees and translation costs related to the dispute. Refer to Note 8.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to year-end, the Company:

(a)	Issued a promissory note for $25,500 which is unsecured, due on January 14, 2010 and bears interest at 12.5%;

(b)

Issued 1,115,000 common shares to director and officer, two officers, and two consultants of the Company as a bonus of $128,225, valued at the closing market price of $0.115 on January 14, 2009, the issuance date;

(c)

Issued 1,013,400 common shares to a director and officer in settlement of accruals owed to the director and officer for management fees, valued at the closing market price of $0.12 on February 13, 2009, the issuance date;

(d)	Issued 408,217 common shares to an officer in settlement of accruals owed to the officer for management fees valued at the closing market price of $0.12 on February 13, 2009, the issuance date; and

(e)

Issued 219,917 common shares and 219,917 preferred shares - series B in settlement of debt owed for services to a vendor valued at the closing market price of $0.12 on February 13, 2009 and February 19, 2009, the issuance date. The fair value of $32,987 of preferred shares - series B was recorded to mezzanine equity and charged as a dividend.

Item 9.          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our company’s chief executive officer and chief financial officer.

Based on this evaluation, our company’s chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as at December 31, 2008 were not effective to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have identified, developed and begun to implement remedial measures in light of the findings of our company’s chief executive officer and chief financial officer assessment of the effectiveness of internal controls over financial reporting, to strengthen our company's disclosure controls and procedures. Our company’s chief executive officer and chief financial officer are currently developing a plan and timetable for the implementation of remedial measures intended to strengthen our internal controls over financial reporting. Upon finalization and board approval of the plan, our company’s chief executive officer and chief financial officer intend to implement the plan.

In light of the conclusion that our company's internal controls over financial reporting were ineffective as of December 31, 2008, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, management believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this annual report.

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

In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based upon that evaluation, we have concluded that, during the period covered by this report, such internal controls over financial reporting were not effective as of December 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective internal control over financial reporting.

The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2008 and these findings were reported to our management and board of directors. Management of the Company believes that the material weaknesses set forth in (2), (3) and (4) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee and a lack of a majority of independent directors on the Company’s board of directors resulting in not effective oversight in the establishment and monitoring of required internal controls and procedures can result in material deficiencies in the Company’s determination to its financial statements for future years.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

Item 9B.        Other Information.

None.

PART III

Item 10.        Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sacha H. Spindler	Chief Executive Officer, Chairman and Director	46	February 12, 2003
S. Sam Sen	President and Chief Operating Officer	50	February 1, 2005
Rahul Gandhi	Chief Financial Officer	29	April 1, 2008
Justin Perryman	Director	40	October 7, 2005

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Sacha H. Spindler

Sacha Spindler was appointed as our Chairman of the Board, a director and the Chief Executive Officer on February 12, 2003. As a successful business entrepreneur and venture capitalist, Mr. Spindler has over 29 years of experience in all aspects of business management, corporate development, finance and venture capital markets. Prior to founding our company, Mr. Spindler was instrumental in the formation and subsequent growth of several start-up companies in the high technology, resource and oil and gas industries. Among his demonstrated strengths, Mr. Spindler possesses in-depth knowledge of the equity markets and investment industry, as well as a strong fundamental background in the responsibilities of corporate development and operations. During the past 12 years, Mr. Spindler has successfully applied his knowledge and expertise in the areas of finance, structure, negotiations and business development to companies in the oil and gas industry.

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

Rahul Gandhi

Mr. Gandhi joined our Company in 2008 and contributes his in-depth experience in the areas of accounting and finance for companies within the mineral exploration and oil and gas sectors. Mr. Gandhi who also serves at a top-tier accounting firm in Canada whereby he holds a Manager position in Assurance, and 80% of his time is devoted to full-time service at the firm. Mr. Gandhi is a member of a global business advisory services leader focused on serving mid-size companies, where he provides assurance and financial reporting services to publicly listed companies.

Justin Perryman

Justin Perryman was appointed as one of our directors on October 7, 2005. Mr. Perryman brings over 16 years of legal, finance, corporate and trade business experience. Mr. Perryman is an accomplished attorney-at-law possessing specialized skills in the area of general corporate and business law with extensive experience working for publicly listed companies as well as oil & gas companies. In addition to his demonstrated skill and practice as an attorney-at-law, Mr. Perryman also has a compliment of extensive entrepreneurial knowledge and expertise in the fields of international trade, corporate finance and investment banking. Mr. Perryman received his Juris Doctor and Masters in International Business degree from the Washington University School of Law, specializing in international and domestic banking and corporate and securities law.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the year ended December 31, 2008, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

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

Item 11.        Executive Compensation.

The particulars of compensation paid to the following persons (the “Named Executive Officers”):

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2008 and 2007 and whose total compensation exceeds $100,000 per year; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2008 and 2007, is set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($) (2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sacha H. Spindler(1) CEO, Chairman	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil 950,000	Nil Nil	Nil Nil	380,000 360,000	380,000 1,310,000
S. Sam Sen(1)	2008	Nil	60,000	Nil	Nil	Nil	Nil	300,000	360,000

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($) (2)	Total ($)
President and COO	2007	Nil	353,250	Nil	525,000	Nil	Nil	216,000	1,094,250
Rahul Gandhi CFO	2008 2007	Nil Nil	26,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	30,000 Nil	56,000 Nil

(1) The amount of the Option Awards represents the fair value of the stock options granted and recognized for financial reporting purposes during the year indicated. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions being used: expected dividend yield 0.0%; expected volatility ranging from 98% - 180%; risk-free interest rate; 2%; and expected term is 10 years.

(2) In addition to the equity awards agreed upon under the Equity Incentive Plan, our Company accrues sums on behalf of the officers equivalent to the gross tax payable by reason of receipts of equity awards granted and exercised.

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for the Named Executive Officers as at the year ended December 31, 2008, is set out in the following outstanding equity awards table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Sacha H. Spindler	52,000 100,000 1,500,000	Nil Nil Nil	Nil Nil Nil	$0.75 $0.75 $0.50	Mar-04-14 Jul-22-14 Apr-01-18	Nil Nil Nil	Nil Nil Nil	3,000,000	$225,500
S. Sam Sen	900,000	Nil	Nil	$0.50	Apr-01-18	Nil	Nil	1,200,000	$90,000
Rahul Gandhi	75,000	25,000	Nil	$0.50	Apr-01-09	Nil	Nil	Nil	Nil

Director Compensation

The particulars of compensation paid to our directors for our year ended December 31, 2008 is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Justin Perryman	$9,000	Nil	Nil	Nil	Nil	$Nil	$9,000

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

(i)

an aggregate of 700,000 Escrowed Performance Shares can be purchased from escrow by a participant (the “Participant”) at a price of $2.50 per share commencing one year from the Effective Date for up to five years;

(ii)

an aggregate of 900,000 Escrowed Performance Shares can be purchased from escrow by a Participant at a price of $5.00 per share on or before the first three years after the Effective Date, if our assets increase by 50%, the market share price of our common stock achieves a minimum of $6.25, and our financial statements reflect a minimum $3,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(iii)

an aggregate of 1,200,000 Escrowed Performance Shares can be purchased from escrow by a Participant at a price of $6.25 per share on or before the first five years after the Effective Date, if our assets increase by 100%, the market share price of our common stock achieves a minimum of $10.00, and our financial statements show a minimum $6,000,000 profit before taxes, depletion, amortization and stock based compensation charges;

(iv)

an aggregate of 1,500,000 Escrowed Performance Shares can be purchased from escrow by a Participant at a price of $7.50 per share on or before the first seven years after the Effective Date, if our assets increase by 200%, the market share price of our common stock achieves a minimum of $15.00, and our financial statements show a minimum of $9,000,000 profit before taxes, depletion, amortization and stock based compensation charges; and

(v)

an aggregate of 1,700,000 Escrowed Performance Shares can be purchased from escrow by a Participant at a price of $10.00 per share on or before the termination date, if our assets increase by 400%, the market share price of our common stock achieves a minimum of $20.00, and our financial statements show a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges.

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

At December 31, 2008, a total of 6,000,000 performance shares are unvested and may be purchased from escrow at a price ranging from $2.50 to $10.00 per share, based on the Company’s common stock achieving a minimum market price ranging from $6.25 to $20.00 per share and the Company’s assets increasing by a minimum of 50% to 400%. No stock-based compensation has been recorded on the unvested escrow performance shares as it is not probable that performance conditions will be met.

On July 18, 2006, our board of directors, pursuant to unanimous consent, approved the adoption of an “Equity Incentive Plan” (the “EIP”), that provides for the granting of specific awards (the “Awards), whereby the maximum aggregate number of shares of our common stock that may be issued and sold under all Awards granted under the EIP shall be equal to 20% of the issued and outstanding common stock (on a fully diluted basis) on the date of any particular grant. To date we have registered 2,000,000 common shares under a Form S-8 Registration Statement filed with the United States Securities and Exchange Commission under the EIP. Additionally, during 2007 we granted a total of 4,765,000 options at prices ranging from $0.25 to $0.57 and a total of 3,885,000 stock appreciation rights (“SARs”) at prices ranging from $0.35 to $0.50 under the EIP. During 2007, 3,157,822 SARs were exercised for a total amount of proceeds due by us to the grantees of $2,248,500, those amounts of which were used to offset the costs associated with the exercise of 2,707,822 options. We are committed during 2009 to grant to officers, directors and senior management of our company an aggregate 3,650,000 options and 3,650,000 SARs. Over the course of the remaining terms of contracts entered into by us for specific officers and senior management, we are committed to grant 13,975,000 options and 13,975,000 SARs inclusive of the 2008 commitments described above.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

We have set forth in the following table certain information regarding our shares of common stock beneficially owned for: (i) each shareholder we know to be the beneficial owner of 5% or more of shares of our common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after March 31, 2008. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission. As of May 15, 2009, we had 39,009,465 common shares issued and outstanding.

To the best of our knowledge, there are no voting arrangements with any of our other shareholders.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Sacha H. Spindler c/o 2703 – 550 Pacific Street Vancouver, BC V6Z 3G2	15,593,564 (2)common shares 3,000,000 preferred shares series A 8,294,157 preferred shares series B	32.9% 65.2% 50.3%
Soumitra (Sam) Sen c/o 2703 – 550 Pacific Street Vancouver, BC V6Z 3G2	6,063,047(3) common shares 1,200,000 preferred shares series A 1,963,200 preferred shares series B	12.8% 26.1% 11.9%
Rahul Gandhi c/o Suite 2703 – 550 Pacific Street Vancouver, BC V6Z 3G2	366,667(4) common shares 116,667 preferred shares series B	0. 8% 0.7%
Jose Bereskyj c/o 2703 – 550 Pacific Street Vancouver, BC V6Z 3G2	1,160,667(5) common shares 466,667 preferred shares series B	2.4% 2.8%
Justin Perryman 21720 Kingsland Blvd. Suite 30 Katy, Texas 77450-2513	689,700(6) common shares 400,000 preferred shares series A 93,317 preferred shares series B	1.5% 8.7% 0.6%
Directors and Executive Officers as a Group	23,873,645(7) common shares 4,600,000 preferred shares series A 10,934,008 preferred shares series B	50.4% 100.0% 66.3%

(1)        Based on 39,009,465 shares of common stock and 16,479,493 shares of preferred stock series B, issued and outstanding as well as 3,382,000 options and 4,938,152 warrants unexercised as of May 15, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)        This figure includes: (i) the assumption of the exercise of 1,652,000 Stock Options into 1,652,000 shares of common stock; (ii) 8,486,299 restricted shares of common stock held by GT Venture Management, AG, a company wholly-owned by Sacha Spindler; (iii) 120,000 restricted shares and 27,507 non-restricted shares of common stock held by Cyprus Properties Ltd., a company controlled by Sacha Spindler; (iv) 35,258 non-restricted shares of common stock held by Angel Light Foundation SA, a company controlled by Sacha Spindler; (v) 3,040,000 restricted shares of common stock held by Sacha Spindler; and (vi) the assumption of the exercise of 2,232,500 Warrants into 2,232,500 restricted shares of common stock.

(3)        This figure includes (i) the assumption of the exercise of 900,000 Stock Options into 900,000 shares of common stock; (ii) 2,504,847 restricted shares of common stock held by Landmark Management Services SA, a company wholly-owned by Soumitra Sam Sen; (iii) 2,265,000 restricted shares of common stock held by Soumitra Sam Sen; and (iv) the assumption of the exercise of 393,200 Warrants into 393,200 restricted shares of common stock.

(4)        This figure includes: (i) the assumption of the exercise of 100,000 Stock Options into 100,000 shares of common stock; and (ii) 266,667 restricted shares of common stock held.

(5)        This figure includes (i) the assumption of the exercise of 100,000 Stock Options into 100,000 shares of common stock; (ii) 788,667 restricted shares of common stock held; and (iii) the assumption of the exercise of 272,000 Warrants into 272,000 restricted shares of common stock.

(6)        This figure includes (i) the assumption of the exercise of 100,000 Stock Options into 100,000 shares of common stock; (ii) 409,700 restricted shares of common stock held; and (iii) the assumption of the exercise of 180,000 Warrants into 180,000 restricted shares of common stock.

(7)        This figure includes: (i) 17,881,180 restricted shares of common stock; (ii) 62,765 non-restricted shares of common stock; (iii) the assumption of the exercise of 2,852,000 Stock Options into 2,852,000 shares of common stock and; (iv) the assumption of the exercise of 3,077,700 warrants into 3,077,700 restricted shares of common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the years ended December 31, 2008 and 2007, the Company entered the following transactions with a GT Venture Management AG:

-	Incurred management fees of $360,000 (2007: $360,000) to GT Venture Management AG, a private company, which provides services to the Company of Sacha H. Spindler director and officer of the Company;
-	Settled $43,750 of unpaid fees into a private placement consisting of 175,000 units at $0.25 per unit, each unit consisting of one common share and one share purchase warrant;
-

Entered into a private placement agreement with GT Venture Management AG for 1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance. The private placement agreement was entered into by the Company in settlement of $389,375 notes payable that were assumed by GT Venture Management AG from the note holder;

-	Settled $22,160 owed to GT Venture Management AG by issuing 92,334 common shares at the market price of $0.24 on October 8, 2008;
-	Issued 6,722,899 Series B, $0.001 par value preferred shares, which were paid for by GT Venture Management AG by offsetting management fees due from the Company to GT Venture Management AG; and
-

In May 2007, GT Venture Management AG converted $3,000 of unpaid fees into 3,000,000 Series A preferred shares. In June 2007, GT Venture Management AG converted $140,000 of unpaid fees into a private placement consisting of 560,000 units at $0.25 per unit. In December 2007, this party exercised 1,250,000 stock appreciation rights which resulted in $875,000 owing to GT Venture Management AG. The Company settled this debt plus an additional $75,000 owing to GT Venture Management AG for the exercise of 100,000 stock appreciation rights by issuing 1,250,000 common shares for the exercise of 1,250,000 stock options at $0.50, 100,000 common shares for the exercise of 100,000 stock options at $0.45 granted directly to the officer, and 560,000 common shares for the exercise of 560,000 share purchase warrants at $0.50.

At December 31, 2008, GT Venture Management AG is owed $206,658 (2007: $nil) by the Company. The Company is committed to pay GT Venture Management AG $30,000 in management fees per month. The agreement with this party can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay GT Venture Management AG severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement.

During the years ended December 31, 2008 and 2007, the Company entered the following transactions with Landmark Management Services SA, a private company, which provides services to the Company of Soumitra (Sam) Sen, an officer of the Company:

-	Incurred management fees of $216,000 (2007: $216,000), of which $nil (2007 - $13,500) was allocated to discontinued operations for work relating to the US oil and gas properties;
-	Settled $126,823 owed to Landmark Management Services SA by issuing 528,430 common shares at the market price of $0.24 on October 8, 2008;
-	Issued 1,963,200 Series B, $0.001 par value preferred shares, which were paid for by the officer by offsetting management fees due from the Company to Landmark Management Services SA; and
-

In May 2007, this officer converted $1,200 of unpaid fees into 1,200,000 Series A preferred shares. In June 2007, Landmark Management Services SA converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.25 per unit. In December 2007, this party exercised 750,000 stock appreciation rights which resulted in $525,000 owing to Landmark Management Services SA. The Company settled this debt by issuing 750,000 common shares for the exercise of 750,000 stock options at $0.50, 120,000 common shares for the exercise of 120,000 share purchase warrants at $0.50 and the issuance of 75,000 common shares for the remaining $90,000.

At December 31, 2008, Landmark Management Services SA is owed $52,037 (2007: $98,300) for unpaid management fees. The Company is committed to pay Landmark Management Services SA $18,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay Landmark Management Services SA severance of 6 months of monthly fees within 10 business days of the termination date.

During the years ended December 31, 2008 and 2007, the Company entered the following transactions with Justin Perryman, a director of the Company:

-	Incurred management fees of $12,000 (2007: $$9,000) plus a bonus of $nil (2007: $45,000);
-	Settled $22,396 owed to the director by issuing 93,317 common shares at the market price of $0.24 on October 8, 2008;
-	Issued 93,317 Series B, $0.001 par value preferred shares for cash proceeds; and
-

In May 2007, this director converted $400 of unpaid fees into 400,000 Series A preferred shares. In June 2007, this director converted $45,000 of unpaid fees into a private placement consisting of 180,000 units at $0.25 per unit.

At December 31, 2008, this director is owed $2,998 (2007: $2,600) by the Company. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the years ended December 31, 2008 and 2007, the Company entered the following transactions with Rahul Gandhi, an officer of the Company:

-	Incurred management fees of $30,000 (2007: $nil);
-	Settled $4,000 owed to the officer by issuing 16,667 common shares at the market price of $0.24 on October 8, 2008;
-	Issued 100,000 common shares to the officer at the closing market price of $0.26 on the date of issuance in payment of a bonus of $26,000; and
-	Issued 116,667 Series B, $0.001 par value preferred shares, which were paid for by the officer by offsetting management fees due from the Company to the officer.

At December 31, 2008, this officer is owed $8,883 (2007: $nil) for unpaid management fees. The Company is committed to pay this officer $3,000 in management fees per month until April 1, 2009. The agreement, which commenced in March 2008, automatically renews for four consecutive one-year terms unless either party terminates the agreement by providing thirty days written notice. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the years ended December 31, 2008 and 2007, the Company entered the following transactions with, Jose Bereskj a vice-president of the Company:

-	Incurred management fees of $60,000 (2007: $nil);
-	Settled $52,000 owed to the officer by issuing 216,667 common shares at the market price of $0.24 on October 8, 2008; and
-	Issued 466,667 Series B, $0.001 par value preferred shares, which were paid for by the officer by offsetting management fees due from the Company to the officer.

At December 31, 2008, this officer is owed $59,533 (2007: $nil) for unpaid management fees. The Company is committed to pay this officer $10,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the year ended December 31, 2008, management fees of $nil (2007: $66,000) were incurred to Brian Fiddler, a former officer of the Company. At December 31, 2008, this officer is owed $nil (2007: $7,500) for management fees due. The Company was committed to pay this officer $5,500 in management fees per month. On January 24, 2008, this officer resigned from the Company.

During the year ended December 31, 2008, consulting fees of $nil (2007: $7,900) were incurred to Tim Russell, a former director of the Company. In May 2007, this director converted $200 of unpaid fees into 200,000 Series A preferred shares. On August 22, 2007, this director resigned; no severance fees were paid and none are owed. Pursuant to the terms of a Shareholders Agreement entered into between this director and the Company related to the issuance of the Series A preferred shares, subsequent to the resignation of this director, 200,000 Series A preferred shares have been returned to the Company’s treasury and cancelled.

During the year ended December 31, 2008, consulting fees of $nil (2007: $7,500) were incurred to a relative of a director of the Company. In June 2007, this consultant converted $30,000 of unpaid fees into a private placement consisting of 120,000 units at $0.25 per unit. At December 31, 2007, this individual is owed $nil (2007: $nil) for consulting fees due. This consulting agreement expired on March 31, 2007 and no further fees are due.

At December 31, 2007, the Company recorded an accrued liability of $421,250, which is included in management and consulting fees, related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The settlement amount of liabilities are valued at amount equal to the value number of common shares at the closing quoted market price on the settlement date. Where settlements completed at other than market value, the excess over the settlement amount was recorded as a compensation charge to management and consulting fees or excess under the settlement amount was recorded to additional paid-up capital. Other related party transactions are disclosed in Note 10 of the consolidated financial statements.

Corporate Governance

We currently act with two (2) directors, consisting of Sacha H. Spindler and Justin Perryman.

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

Item 14.        Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by BDO Dunwoody LLP for professional services rendered for the audit of our annual financial statements, for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were approximately $53,564 for the year ended December 31, 2008. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the year ended December 31, 2008, BDO Dunwoody LLP billed $2,085 for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the year ended December 31, 2008, BDO Dunwoody LLP billed $Nil, for fees for tax compliance, tax advice and tax planning services.

All Other Fees

For the year ended December 31, 2008, BDO Dunwoody LLP billed $Nil, for other fees.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Dunwoody LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of fees billed by BDO Dunwoody LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP’s independence.

Item 15.        Exhibits.

Exhibits required by Item 601 of Regulation S-K

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

(10)	Material Contracts

10.1	2004 Stock Option Plan for Petrogen Corp. (incorporated by reference from our Annual Report on Form 10-K filed on April 14, 2005)

10.2	Assignment of Oil, Gas & Mineral Leases (incorporated by reference from our Annual Report on Form 10- K filed on April 17, 2007)

10.3	Consulting Agreement dated effective January 1, 2007 with GT Venture Management AG (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.4	Consulting Agreement dated effective January 1, 2007 with Landmark management Services SA (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.5	Consulting Agreement dated effective April 1, 2008 with Rahul Gandhi (incorporated by reference from our Quarterly Report on Form 10-KSB filed on April 15, 2008)

10.6	Equity Incentive Plan dated effective July 18, 2007 (incorporated by reference from our Registration Statement on Form S-8 filed on July 18, 2007)

10.7

Form of Subscription Agreement for Series A Preferred Shares with Soumitra Sam Sen, Sacha Spindler and Justin Perryman (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.8	Form of Debt Settlement Agreement with Peter Jensen and Devlin Jensen Law Firm (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.9

Form of Subscription Agreement with GT Venture Management AG, Madison Services Inc., Justin Perryman and Landmark Management Services Inc. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

10.10

Form of Stock Appreciation Rights Agreement with KJM Capital Corporation, Frontline Capital Corporation, Alison M. Muir, Rasmus Trading Inc., Soumitra Sam Sen, Timothy Russell, GT Venture Management, AG, Sacha Spindler and Justin Perryman (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 17, 2007)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Current Report on Form 8-K filed on May 26, 2005).

(21)	Subsidiaries

Petrogen, Inc., a Colorado company Pluris Energy Group Inc., a British Virgin Islands company

(31)	Section 302 Certifications

31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Sacha Spindler.

31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Rahul Gandhi.

(32)	Section 906 Certification

32.1	Section 906 Certification of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURIS ENERGY GROUP INC.

By: /s/ Sacha Spindler
Sacha H. Spindler
CEO, Chairman and Director
Principal Executive Officer

Date: May 15, 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Rahul Gandhi
Rahul Gandhi
Chief Financial Officer

Date: May 15, 2009.

By: /s/ Justin Perryman
Justin Perryman
Director

Date: May 15, 2009.