Form 10-Q
period 2009-03-31
PLURIS ENERGY GROUP INC
filed 2009-05-20
CIK 1057226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________

Commission File Number: 000-25579

PLURIS ENERGY GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0571853
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 200 – 1311 Howe Street
Vancouver, British Columbia, Canada V6Z 2P3
(Address of principal executive offices) (zip code)

604.691.1709
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

As of May 20, 2009, there were 39,009,465 shares of the issuer’s common stock issued and outstanding, par value $0.001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
(Unaudited)

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$6,233	$3,750
Prepaids and deposits	26,089	26,089

	32,322	29,839

FURNITURE AND EQUIPMENT, net of depreciation of $54,656 (2008 - $53,430)	16,241	17,467

	$48,563	$47,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,558,315	$1,551,084
Share based compensation liability	285,924	154,793
Convertible notes payable (Note 5)	112,500	112,500
Notes payable (Note 4)	312,008	197,313
Due to related parties (Note 7)	205,786	330,110

	2,474,533	2,345,800
TOTAL LIABILITIES

COMMITMENTS AND CONTINGENCIES (Notes 1, 6, and 11)

MEZZANINE EQUITY
Preferred stock, Series B, $0.001 par value, 30,000,000 shares authorized
16,699,410 (2008 – 16,479,493 ) issued and outstanding (Note 8)	5,793,000	5,620,000

STOCKHOLDERS’ DEFICIT (Note 8)
Common stock, $0.001 par value, 250,000,000 shares authorized
39,009,465 (2008 – 36,232,931) shares issued and outstanding	39,011	36,233
Additional paid-in capital	19,585,929	19,274,772
Preferred stock, $0.001 par value, 100,000,000 shares authorized
4,600,000 issued and outstanding	4,600	4,600
Subscriptions receivable	-	(31,008)
Private placement subscriptions proceeds	19,000	19,000
Deficit accumulated during the exploration stage	(27,867,510)	(27,222,091)

TOTAL STOCKHOLDERS’ DEFICIT	(8,218,970)	(7,918,494)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$48,563	$47,306

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			November 15,
			2001
	Three Months	Three Months	(Inception) to
	Ended March	Ended March	March 31,
	31, 2009	31, 2008	2009

EXPENSES
Depreciation	$1,227	$1,169	$54,657
General and administrative	19,224	352,298	2,864,451
Impairment of fixed assets	-	-	25,285
Management and consulting fees – (Notes 7 and 8)	526,207	86,637	15,157,200
Professional fees	86,017	93,391	2,998,611

LOSS FROM OPERATIONS	(632,675)	(533,495)	(21,100,204)

OTHER EXPENSES
Interest and finance fee expense (Notes 4 and 5)	(12,744)	(39,210)	(452,297)
Debt extinguishment (Note 4)	-	(380,744)	(380,744)
Loss on settlement of debt	-	-	(239,448)
Non-recurring costs of share exchange	-	-	(417,800)
Impairment of investment	-	-	(150,000)
	(12,744)	(419,954)	(1,640,289)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME	(645,419)	(953,449)	(22,740,493)
TAXES
INCOME TAX BENEFIT FROM CONTINUING OPERATIONS	-	197,186	197,186
LOSS FROM CONTINUING OPERATIONS	(645,419)	(756,263)	(22,543,307)

DISCONTINUED OPERATIONS (Note 2)
Results of oil and gas operations , net of income tax of $nil, $197,186	-	368,810	(5,324,203)
and $197,186

NET LOSS	$(645,419)	$(387,453)	$(27,867,510)

NET LOSS FROM CONTINUING OPERATIONS AS REPORTED	$(645,419)	$(756,263)	$(22,543,307)
PREFERRED STOCK DIVIDEND (NOTE 8)	(33,000)	-	(5,546,520)
ACCRETION ON PREFERRED STOCK (NOTE 8)	(140,000)	-	(230,000)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS FROM
CONTINUING OPERATIONS	$(818,419)	$(756,263)	$(28,319,827)
LOSS ALLOCATED TO COMMON STOCKHOLDERS FROM
DISCONTINUED OPERATIONS, NET OF TAX	-	368,810	(5,324,203)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(818,419)	$(387,453)	$(33,644,030)

BASIC AND DILUTED INCOME (LOSS) PER COMMON
SHARE
Loss from continuing operations	$(0.02)	$(0.04)
Income from discontinued operations	-	0.02
Loss per common share	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,011,497	22,163,558

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months	November 15,
	ended March	ended March 31,	2001(inception)
	31, 2009	2008	to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(645,419)	$(387,453)	$(27,867,510)
Adjust for (gain) loss from discontinued operations, net of tax	-	(368,810)	5,324,203

Adjustments to reconcile net loss from continuing operations to operating cash flow:
- depreciation	1,227	1,169	54,657
- accrued interest receivable	-	(3,345)	(3,708)
- accrued interest expense	12,744	42,625	289,709
- non-cash finance fee	-	380,744	380,744
- loss on settlement of debt	-	-	239,448
- accrued management fees	147,815	54,340	762,773
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation (recovery) (Note 9)	193,157	(62,113)	9,457,724
- expenses paid by the issuance of shares	128,225	43,750	3,109,979
- loss on write down of other investments	-	-	175,285
- income tax benefit	-	(197,186)	(197,186)
Changes in operating assets and liabilities
- accounts receivable	-	936	68,711
- prepaids and deposits	-	50,544	(53,293)
- accounts payable	57,783	106,093	2,325,503
Net cash used in continuing operations	(104,468)	(338,706)	(5,515,161)
Net cash from (used in) discontinued operations	-	-	(1,832,441)
NET CASH USED IN OPERATING ACTIVITIES	(104,468)	(338,706)	(7,347,602)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) disposal of furniture and equipment	-	-	(96,182)
Pre reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Proceeds on sale of other investments	-	-	30,000
Net cash from (used in) continuing investing activities	-	-	34,686
Net cash from (used in) discontinued investing activities	-	-	(2,618,447)
NET CASH FROM (USED IN) INVESTING ACTIVITIES	-	-	(2,583,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	5,000	102,400	6,565,874
Proceeds on sale of preferred shares B			4,540
Restricted cash	-	-	(36,049)
Notes payable	101,951	345,000	1,088,855
Loans payable	-	-	700,250
Debenture payable	-	-	(138,302)
Loans receivable	-	-	925,000
Cash advances from former related parties	-	-	318,990
Advances from related parties	-	-	508,438
NET CASH FLOWS FROM FINANCING ACTIVITIES	106,951	447,400	9,937,596

INCREASE IN CASH	2,483	108,694	6,233
CASH, BEGINNING	3,750	25,257	-

CASH, ENDING	$6,233	$133,951	$6,233

Other non-cash transactions: Refer to Note 8.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$13,875
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO MARCH 31, 2009

					Deficit
					Accumulated
	Common Stock		Additional		during the
	Number of		Paid-in	Obligation to	Exploration
	Shares	Amount	Capital	issue shares	Stage	Total

Stock issued for cash, November 15, 2001 (Date of Inception)	1,304,311	$1,304	$(1,194)	$-	$-	$110
Stock issued for cash, May 3, 2002	1,186	1	(1)	-	-	-
Stock Issued for oil and gas property, May 20, 2002	8,893	9	(8)	-	-	1
Stock Issued for services, June 3, 2002	28,458	28	11,972	-	-	12,00
Stock issued for cash, July 8, 2002	11,857	12	24,988	-	-	25,000
Subscriptions received for 32,000 units, August 9, 2002	-	-	-	8,000	-	8,000
Stock Issued for services, August 13, 2002	5,929	6	2,494	-	-	2,500
Stock issued for subscriptions received in prior period, October 7,
2002	3,794	4	7,996	(8,000)	-	-
Stock issued for cash, November 26, 2002	35,572	36	29,964	-	-	30,000
Net loss for the period November 15, 2001 to December 31, 2002	-	-	-	-	(193,562)	(193,562)

Petrogen, Balance, December 31, 2002	1,400,000	1,400	76,211	-	(193,562)	(115,951)
Stock issued for acquisition costs, February 12, 2003	60,000	60	(60)	-	-	-
Reverse acquisition of Petrogen Corp., February 12, 2003	415,658	416	7,733	-	-	7,733
Stock issued for exercise of options, March 21, 2003	200,000	200	499,800	-	-	500,000
Obligation to issue 10,000 shares	-	-	-	5,000	-	5,000
Stock-based compensation, options granted on September 10, 2003	-	-	362,230	-	-	362,230
Stock issued for exercise of options, September 29, 2003	47,000	47	63,703	-	-	63,750
Obligation to issue shares reclassification	-	-	-	(5,000)	-	(5,000)
Stock-based compensation, options granted on November 1, 2003	-	-	360,215	-	-	360,215
Net loss	-	-	-	-	(2,097,187)	(2,097,187)
Balance, December 31, 2003	2,122,658	$2,123	$1,369,416	$-	$(2,290,749)	$(919,210)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO MARCH 31, 2009

						Deficit
						Accumulated
	Common Stock			Additional		during
	Number of			Paid-in	Obligation to	Exploration
	Shares		Amount	Capital	issue shares	Stage	Total

Balance, December 31, 2003	2,122,658	$	,2,123	$1,369,416	$-	$(2,290,749)	$(919,210)
Stock issued for exercise of options, January 14, 2004	40,000		40	39,960	-	-	40,000
Stock issued for exercise of options, January 20, 2004	75,000		75	75,925	-	-	76,000
Stock cancelled, January 30, 2004	(10,000)		(10)	10	-	-	-
Stock issued for exercise of options, February 11, 2004	329,000		329	387,171	-	-	387,500
Stock based compensation, options granted on March 4, 2004	-		-	947,550	-	-	947,550
Stock issued for exercise of options, April 30, 2004	237,000		237	425,013	-	-	425,250
Stock issued for exercise of options, May 18, 2004	50,000		50	62,450	-	-	62,500
Stock issued for exercise of options, May 21, 2004	261,920		262	327,139	-	-	327,401
Stock issued for exercise of options, June 1, 2004	4,000		4	4,996	-	-	5,000
Stock issued for exercise of options, June 16, 2004	59,000		59	73,691	-	-	73,750
Stock based compensation, options granted on March 4, 2004	-		-	176,950	-	-	176,950
Stock issued for exercise of options, August 12, 2004	200,000		200	299,800	-	-	300,000
Stock issued for settlement of debenture, August 18, 2004	586,938		587	938,514	-	-	939,101
Stock issued for cash, September 21, 2004	1,476,800		1,476	1,819,524		-	1,821,000
Stock based compensation, options granted on July 22, 2004	-		-	852,050	-	-	852,050
Stock issued for exercise of options, October 12, 2004	6,000		6	8,994	-	-	9,000
Stock issued for exercise of options, November 1, 2004	4,000		4	5,996	-	-	6,000
Stock issued for exercise of options, November 8, 2004	2,000		2	2,998	-	-	3,000
Stock-based compensation, options granted on October 1, 2004	-		-	70,100	-	-	70,100
Net loss	-		-	-	-	(4,003,722)	(4,003,722)

Balance, December 31, 2004	5,444,316		$5,444	$7,888,247	$-	$(6,294,471)	$1,599,220

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO MARCH 31, 2009

					Deficit
					Accumulated
	Common Stock		Additional		during
	Number of		Paid-in	Obligation to	Exploration
	Shares	Amount	Capital	issue shares	Stage	Total

Balance, December 31, 2004	5,444,316	$5,444	$7,888,247	$-	$(6,294,471)	$1,599,220
Stock issued for exercise of options, April 4, 2005	250,000	250	374,750	-	-	375,000
Stock issued for services, April 5, 2005	6,000	6	14,694	-	-	14,700
Stock issued for exercise of options, May 1, 2005	49,468	49	146,121	-	-	146,170
Stock issued for services, May 1, 2005	84,200	84	153,066	-	-	153,150
Stock issued for acquisition of pipeline, May 1, 2005	35,000	35	87,465	-	-	87,500
Stock issued for finders’ fees, May 1, 2005	125,680	126	(126)	-	-	-
Stock issued for private placement, May 1, 2005	24,000	24	29,976	-	-	30,000
Stock based compensation, options granted on May 2, 2005	-	-	48,700	-	-	48,700
Stock issued for services, May 16, 2005	1,090	1	1,999	-	-	2,000
Stock issued for exercise of options, June 1, 2005	40,000	40	99,960	-	-	100,000
Stock issued for private placement, June 1, 2005	12,000	12	14,988	-	-	15,000
Stock issued for conversion of debt, June 2, 2005	47,006	47	82,213	-	-	82,260
Stock issued for services, June 2, 2005	2,100	2	3,673	-	-	3,675
Stock-based compensation, options granted on July 1, 2005	-	-	211,200	-	-	211,200
Stock issued for services, September 1, 2005	273,600	274	587,966	-	-	588,240
Stock issued for services, September 7, 2005	1,000	1	2,499	-	-	2,500
Stock issued for services, September 12, 2005	23,200	23	42,897	-	-	42,920
Stock issued for services, September 29, 2005	600	1	2,129	-	-	2,130
Stock issued for exercise of options, September 29, 2005	4,000	4	4,996	-	-	5,000
Stock issued for exercise of options, October 6, 2005	12,000	12	29,988	-	-	30,000
Stock issued for conversion of debt, October 6, 2005	10,000	10	36,490	-	-	36,500
Stock issued for conversion of debt, October 12, 2005	7,000	7	13,993	-	-	14,000

Balance carried forward	6,452,260	$6,452	$9,877,884	$-	$(6,294,471)	$3,589,865

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO MARCH 31, 2009

						Deficit
						Accumulated
	Common Stock		Additional		Share	during
	Number of		Paid-in	Obligation to	subscriptions	Exploration
	Shares	Amount	Capital	issue shares	receivable	Stage	Total

Balance carried forward	6,452,260	$6,452	$9,877,884	$-	$-	$(6,294,471)	$3,589,865
Stock issued for exercise of options, October 18, 2005	16,533	17	44,983	-	-	-	45,000
Stock issued for exercise of options, October 24, 2005	83,223	83	160,196	-	-	-	160,279
Stock issued for services, October 26, 2005	1,700	2	5,609	-	-	-	5,611
Stock issued for exercise of options, November 7, 2005	6,000	6	7,494	-	-	-	7,500
Stock issued for conversion of debt, November 7, 2005	2,383	3	7,147	-	-	-	7,150
Stock issued for services, November 7, 2005	2,380	2	7,137	-	-	-	7,139
Stock issued for conversion of debt, November 28, 2005	10,221	10	24,517	-	-	-	24,527
Beneficial conversion feature on warrants (Note 4)	-	-	245,600	-	-	-	245,600
Share purchase warrants from acquisition of working interest	-	-	18,600	-	-	-	18,600
Obligation to issue shares	-	-	-	59,250	-	-	59,250
Net loss	-	-	-	-	-	(3,065,271)	(3,065,271)

Balance, December 31, 2005	6,574,700	6,575	10,399,167	59,250	-	(9,359,742)	1,105,250
Stock issued for private placement, January 24, 2006	202,467	202	349,298	-	-	-	349,500
Stock issued for debt settlement, January 24, 2006	38,328	38	105,363	-	-	-	105,401
Stock issued for services, January 24, 2006	106,000	106	291,394	-	-	-	291,500
Stock issued for private placement, January 26, 2006	340,000	340	424,660	-	-	-	425,000
Stock issued for warrants, January 26, 2006	89,507	90	201,300	-	-	-	201,390
Stock issued for termination agreement, January 26, 2006	15,000	15	59,235	(59,250)	-	-	-
Stock issued for debt settlement, January 26, 2006	4,444	4	12,218	-	-	-	12,222
Stock issued for services, January 26, 2006	7,000	7	18,893	-	-	-	18,900
Stock issued for private placement, February, 2006	17,416	18	43,522	-	-	-	43,540

Balance carried forward	7,394,862	$7,395	$11,905,050	$-	$-	$(9,359,742)	$2,552,703

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO MARCH 31, 2009

						Deficit
						Accumulated
	Common Stock		Additional		Share	during
	Number of		Paid-in	Obligation to	subscriptions	Exploration
	Shares	Amount	Capital	issue shares	receivable	Stage	Total

Balance carried forward	7,394,862	$7,395	$11,905,050	$-	$-	$(9,359,742)	$2,552,703
Stock issued for services, February 9, 2006	100	-	1,350	-	-	-	1,350
Escrow stock issued March 1, 2006	6,000,000	6,000	24,000	-	-	-	30,000
Stock issued for exercise of options, March 7, 2006	140,000	140	413,260	-	-	-	413,400
Stock issued for exercise of options, April 17, 2006	86,060	86	142,638	-	-	-	142,724
Stock issued for exercise of options, April 26, 2006	6,000	6	7,494	-	-	-	7,500
Stock issued for debt settlement, June 28, 2006	22,500	23	44,977	-	-	-	45,000
Stock issued for private placement, August 9, 2006	12,525	12	30,210	-	-	-	30,222
Stock issued for exercise of options, September 22, 2006	1,000,000	1,000	559,001	-	-	-	560,001
Stock issued for private placement, December 29, 2006	2,040,397	2,040	725,952	-	(25,000)	-	702,992
Stock issued for warrants, December 29, 2006	106,667	107	239,893	-	-	-	240,000
Stock issued for debt settlement, December 29, 2006	30,123	30	21,433	-	-	-	21,463
Stock issued for services, December 29, 2006	50,000	50	18,850	-	-	-	18,900
Beneficial conversion feature on loan payable	-	-	626,250	-	-	-	626,250
Net loss	-	-	-	-	-	(5,707,701)	(5,707,701)

Balance, December 31, 2006	16,889,234	16,889	14,760,358	-	(25,000)	(15,067,443)	(315,196)
Received subscription receivable, January 23, 2007	-	-	-	-	25,000	-	25,000
Stock issued for note interest, March 14, 2007	54,955	55	21,570	-	-	-	21,625
Stock issued for note interest, May 7, 2007	27,743	28	20,571	-	-	-	20,599
Stock issued for note conversion, May 7, 2007	1,375,000	1,375	273,625	-	-	-	275,000

Balance carried forward	18,346,932	$18,347	$15,076,124	$-	$-	$(15,067,443)	$27,028

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO MARCH 31, 2009

	Common Stock
							Deficit
					Private		Accumulated	Total
			Additional		placement	Share	during	Stockholders’
	Number of		Paid-in	Preferred	subscriptions	subscriptions	Exploration	Equity
	Shares	Amount	Capital	Shares	proceeds	receivable	Stage	(Deficit)

Balance carried forward	18,346,932	$18,347	$15,076,124	$-	$-	$-	$(15,067,443)	$27,028
Issued 4,800,000 shares of preferred stock		-	-	4,800	-	-	-	4,800
Stock issued for private placement, June 15, 2007	347,000	347	173,153	-	-	-	-	173,500
Stock issued for debt, June 15, 2007	207,733	208	72,499	-	-	-	-	72,707
Stock issued for note conversion, June 25, 2007	1,375,000	1,375	273,625	-	-	-	-	275,000
Stock issued for private placement, June 28, 2007	1,684,000	1,684	419,316	-	-	-	-	421,000
Stock issued for exercise of options, August 14, 2007	900,000	900	314,100	-	-	-	-	315,000
Stock issued for services, September 10, 2007	100,000	100	56,900	-	-	-	-	57,000
Cancelled 200,000 shares of preferred stock		-	200	(200)	-	-	-	-
Stock issued for note conversion, September 26, 2007	375,000	375	74,625	-	-	-	-	75,000
Stock issued for note interest, September 26, 2007	7,574	7	3,576	-	-	-	-	3,583
Stock issued for private placement, September 28, 2007	731,429	732	199,268	-	-	-	-	200,000
Stock issued for exercise of options for cash, October 16, 2007	100,000	100	24,900	-	-	-	-	25,000
Stock issued for exercise of options, November 26, 2007	132,822	133	55,137	-	-	-	-	55,270
Stock issued for exercise of options, December 14, 2007	2,575,000	2,575	1,279,925	-	-	-	-	1,282,500
Stock issued for exercise of warrants, December 14, 2007	878,876	879	438,559	-	-	-	-	439,438
Stock issued for private placement, December 14, 2007	224,000	224	84,676	-	-	-	-	84,900
Stock issued for exercise of options for cash, December 14,	50,000	50	24,950	-	-	-	-	25,000
2007
Stock issued for debt, December 14, 2007	124,458	124	149,226	-	-	-	-	149,350
Stock-based compensation	-	-	1,578,806	-	-	-	-	1,578,806
Private placement subscription proceeds	-	-	-	-	102,520	-	-	102,520
Net loss	-	-	-	-	-	-	(7,505,227)	(7,505,227)

Balance, December 31, 2007	28,159,824	$28,160	$20,299,565	$4,600	$102,520	$-	$(22,572,670)	$(2,137,825)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO MARCH 31, 2009

	Common Stock
								Deficit
					Private			Accumulated	Total
			Additional		Placement		Share	during	Stockholders’
	Number of		Paid-in	Preferred	subscriptions		subscriptions	Exploration	Equity
	Shares	Amount	Capital	Shares	proceeds		receivable	Stage	(Deficit)

Balance carried forward	28,159,824	$28,160	$20,299,565	$4,600	$102,520		$-	$(22,572,670)	$(2,137,825)
Stock issued for private placement, March 28, 2008 (Note 8a(iii),(iv))	454,567	455	161,566	-	(102,520)		-	-	59,501
Stock issued for private placement, March 31, 2008 (Note 8a(iv) and	577,200	577	145,973	-	-		-	-	146,550
8b(ix))
Stock issued for conversion of notes payable, March 31, 2008 (Notes 6	1,333,928	1,334	732,327	-	-		-	-	733,661
and 8b(viii))
Recognition of equity portion of convertible notes,	-	-	113,958	-	-		-	-	113,958
March 31, 2008 (Note 6)
Stock issued for exercise of options, March 31, 2008 (Notes 4 and	87,500	88	43,662	-	-		(31,008)	-	12,742
8b(vii))
Stock issued for exercise of options, June 5, 2008 (Note 8b(i))	100,000	100	49,900	-	-		-	-	50,000
Stock issued for bonus award, June 5, 2008 (Note 8b(ii))	272,000	272	67,728	-	-		-	-	68,000
Stock issued for private placement, June 5, 2008 (Note 8a(i),(ii),(iv))	915,383	915	286,185	-	-		-	-	287,100
Stock issued for finder’s fees, June 5, 2008 (Note 8b(iii))	36,400	36	9,064	-	-		-	-	9,100
Stock issued for services, June 24, 2008 (Note 8b(iv))	60,000	60	14,340	-	-		-	-	14,400
Stock issued for bonus award, June 30, 2008 (Note 8b(v),(vi))	160,000	160	53,440	-	-		-	-	53,600
Stock issued for bonus award, July 1, 2008 (Note 8b(xii))	150,000	150	74,850	-	-		-	-	75,000
Stock issued for bonus award, July 8, 2008 (Note 8b(xi))	250,000	250	59,750	-	-		-	-	60,000
Stock issued for private placement, July 30, 2008 (Note 8b(x))	1,557,500	1,558	387,818	-	-		-	-	389,376
Stock issued for debt settlement, August 8, 2008 (Note 8b(xiii))	30,000	30	9,970	-	-		-	-	10,000
Stock issued for private placement, August 25, 2008 (Note 8a(vi),(ii)	490,000	490	139,510	-	-		-	-	140,000
Stock issued for private placement, September 3, 2008 (Note 8a(vi))	100,000	100	24,900	-	-		-	-	25,000
Stock issued for private placement, October 7, 2008 (Note 8a(ii))	333,333	333	99,667	-	-		-	-	100,000
Stock issued for bonus award, October 7, 2008 (Note 8b(xiv))	100,000	100	25,900	-	-		-	-	26,000
Stock issued for debt settlement, October 20, 2008 (Note 8b(xv))	1,065,296	1,065	254,603	-	-		-	-	255,668
Stock-based compensation (Note 8)	-	-	1,795,366	-	-		-	-	1,795,366
Private placement subscription proceeds (Note 8)	-	-	-	-	19,000		-	-	19,000
Net loss	-	-	-	-	-		-	(4,649,421)	(4,649,421)
Revaluation of SARs	-	-	45,437	-	-		-	-	45,437
Exercise of SARs	-	-	(17,187)	-	-		-	-	(17,187)
Dividend on Series B Preferred Stock (Note 8)	-	-	(5,513,520)	-	-		-	-	(5,513,520)
Accretion of Series B Preferred Stock (Note 8)	-	-	(90,000)	-	-		-	-	(90,000)

Balance, December 31, 2008	36,232,931	$36,233	$19,274,772	$4,600	$19,000	$	(31,008)	$(27,222,091)	$(7,918,494)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO MARCH 31, 2009

	Common Stock
								Deficit
					Private			Accumulated	Total
			Additional		Placement		Share	during	Stockholders’
	Number of		Paid-in	Preferred	subscriptions		subscriptions	Exploration	Equity
	Shares	Amount	Capital	Shares	proceeds		receivable	Stage	(Deficit)

Balance carried forward	36,232,931	$36,233	$19,274,772	$4,600	$19,000	$	(31,008)	$(27,222,091)	$(7,918,494)
Stock issued for bonus award, January 14, 2009 (Note 8(i))	1,115,000	1,115	127,110	-	-		-	-	128,225
Stock issued for debt settlement, February 13, 2009 (Note 8(ii))	1,421,617	1,422	257,274	-	-		-	-	258,696
Stock issued for private placement, February 13, 2009 (Note 8)	20,000	20	4,980	-	-		-	-	5,000
Stock issued for debt settlement, February 18, 2009 (Note 8(iii)	219,917	221	32,768	-	-		-	-	32,989
Share subscriptions receivable offset against consulting fees payable	-	-	-	-	-		31,008	-	31,008
Stock-based compensation (Note 11)	-	-	62,025	-	-		-	-	62,025
Net loss	-	-	-	-	-		-	(645,419)	(645,419)
Dividend on Series B Preferred Stock (Note 8)	-	-	(33,000)	-	-		-	-	(33,000)
Accretion of Series B Preferred Stock (Note 8)	-	-	(140,000)	-	-		-	-	(140,000)

Balance, March 31, 2009	39,009,465	$39,011	$19,585,929	$4,600	$19,000		$-	$(27,867,510)	$(8,218,970)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

In November 2007, the Company entered into a Letter of Intent agreement with Clear S.R.L., of Comodoro Rivadavia, Argentina ("Clear"), whereby the Company retains the exclusive right to purchase and develop up to 100% of Clear's 186,000 square kilometer Cerro Negro concession, Chubut Province, Golfo San Jorge Basin, Argentina ("Cerro Negro"). Refer to Note 6.

In December 2007, the Company entered into a Letter of Intent agreement to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company which hold leasehold assets primarily located in the Neuquén Basin, Rio Negro Province, Argentina. Refer to Note 6.

On July 1, 2008, the Company incorporated a subsidiary Pluris Sarmiento Petroleo SA, a private Argentine corporation for the purpose of effecting the Company's acquisition of the Cerro Negro concession. Refer to Note 6.

As at March 31, 2009, the Company has a working capital deficiency of $2,442,211 and has realized significant losses to date. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months, which is estimated at $42,410,000, primarily for oil and gas exploration and development expenses and holding costs. The continuation of the Company is dependent upon the continuing financial support of stockholders.

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – PROPERTY HELD FOR SALE

	December 31,	Incurred in	December 31.	Incurred in	March 31,
	2007	the period	2008	the period	2009
Oil and Gas Properties, Unproved
Acquisition costs	$368,146	$-	$368,146	$-	$368,146
Exploration costs	2,680,137	-	2,680,137	-	2,680,137
	3,048,283	-	3,048,283	-	3,048,283
Less accumulated depletion and impairment	(2,969,166)	-	(2,969,166)	-	(2,969,166)
Less disposition of property	-	(79,117)	(79,117)	-	(79,117)

	$79,117	$(79,117)	$-	$-	$-

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 2 – PROPERTY HELD FOR SALE (CONTINUED)

Following a period of poor financial performance and continued losses on its United States oil and gas operations, the Company commenced a process to sell its United States oil and gas properties. Accordingly, the results of US oil and gas operations were classified as discontinued operations in the consolidated statements of operations and the assets were classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 and from November 15, 2001 (inception) to March 31, 2009 for operating activities and investing activities have been separated between continuing and discontinued operations.

The results from discontinued operations are summarized as follows:

	Three Months	Three Months	November 15, 2001
	ended March	ended March	(Inception) to
	31, 2009	31, 2008	March 31, 2009

Revenue - gas sales	$-	$-	$542,632

Operating Expenses
Depletion	-	-	25,643
Financing fees	-	-	871,850
Lease operating expenses	-	-	342,486
Impairment of oil and gas properties	-	-	2,943,524
General and administrative	-	-	2,052,142

			6,235,645

Net Operating Loss	-	-	(5,693,013)
Gain on dissolution of United States subsidiary, net of tax	-	368,810	368,810

Results of oil and gas operations	$-	$368,810	$(5,324,203)

On April 8, 2008, pursuant to the assignment of Petrogen’s assets, the Company’s US subsidiary, Petrogen was wound-up and dissolved through filing for dissolution with the Colorado Secretary of State. All outstanding financial obligations, security interest liens, subordinate security interests, other subordinate liens and/or outstanding amounts invoiced to and/or held over Petrogen, if any, by third party creditors of Petrogen, have been fully discharged and terminated as of January 8, 2008, resulting in the wind-up being completed with no further outstanding financial obligations. The Company has recognized $368,810 gain (net of tax of $197,186) on write-off of payables arising from the settlement and dissolution of Petrogen and all of its outstanding financial obligations.

NOTE 3 – SHARE SUBSCRIPTION RECEIVABLE

During 2008, the Company received an unsecured promissory note receivable for $27,563 bearing 12.5% per annum interest and due on December 31, 2008. At December 31, 2008, interest accrued amounted to $3,445 for total share subscription receivable of $31,008 and has been recorded as a reduction to equity. The share subscription receivable arose from the exercise of 87,500 stock options at $0.50 per share. During the three-month period ended March 31, 2009, the Company offset the total share subscription receivable of $31,008 against accrued consulting fees to the note holder.

NOTE 4 – NOTES PAYABLE

Balance, December 31, 2008	$197,313
Notes issued	101,951
Accrued interest at 12.5%	12,744

Balance, March 31, 2009	$312,008

The notes payable are unsecured, due on demand and bear interest at 12.5% per annum

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

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

For the year ended December 31, 2008 the Company had notes payable outstanding totaling $197,313 including accrued interest of $21,924, which are unsecured, due on demand, and bear interest at 12.5% per annum. During 2008, the Company issued an additional seven promissory notes for $681,500 with the same terms as the previous notes, accrued $85,188 interest on those notes, and then amended six of the promissory notes totaling $579,375 including accrued interest of $64,375 to include conversion terms. Refer to Note 5.

During the three months ended March 31, 2009, the Company issued two promissory notes for $101,951 with the same terms as the previous notes, and accrued $12,744 in accrued interest on the notes. As at March 31, 2009 the total notes payable outstanding are $312,008 (including accrued interest of $34,668).

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

As at March 31, 2009, the balance of convertible notes payable is $112,500 (2008: $112,500) (including accrued interest of $12,500) (2008: $12,500).

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 6 – ACQUISITIONS

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

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 6 – ACQUISITIONS (CONTINUED)

SAN ENRIQUE PETROLERA S.A. (CONTINUED)

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

In January 2009, the Company received a partial award from the ICC as the result of the binding arbitration action. The rendering by the ICC binding the parties to the award determines the SPA entered into between the Company and SEPSA on August 18, 2006 is terminated retroactively to October 31, 2006. It further determines that the SPA's early termination was seventy percent (70%) the responsibility of SEPSA and thirty percent (30%) the responsibility of the Company. The Company will support its final damages submission to the ICC through third party valuations evidencing the substantiation of the overall damages suffered by the Company as a result of it losing the business opportunity related to its planned acquisition of SEPSA. The ICC has informed the Company and SEPSA the final damages award rendering would be made by March 31, 2009. However, the Company, SEPSA and the arbitration tribunal have agreed that in order for the ICC to be in a position to facilitate the rendering of a final damages award, an extensive amount of evidence must be produced by SEPSA, and by the Company through an third party valuation report substantiating the Company’s damages, all evidence of which must thereafter be submitted to the arbitration tribunal for their analysis in order for them to conclude upon any final damages award being rendered. On this basis, there is no determination as to the length of time necessary for the ICC to render a final damages award.

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

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 6 – ACQUISITIONS (CONTINUED)

CLEAR S.R.L.

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

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, management fees of $90,000 (2008: $133,750) were incurred to a private company which provides services to the company of a director and officer of the Company.  Of the 1,115,000 common shares issued in Note 8 (i), 450,000 common shares valued at the quoted market price of $51,750 were issued to this director and officer of the Company as a bonus.  Of the 1,421,617 common shares issued in Note 8 (ii), 1,013,400 common shares valued at the quoted market price of $121,608 were issued to settle amounts owing to this director and officer of the Company of $206,658. The gain on debt settlement of $85,050 was recorded to additional paid in capital.  As at March 31, 2009, this director and officer was owed $38,373 (December 31, 2008: $206,658). The Company is committed to pay this party $30,000 in management fees per month. The agreement with this party can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement

During the three months ended March 31, 2009, consulting fees of $3,000 (2008: $3,000) were incurred to a director of the Company. At March 31, 2009, this director was owed $5,998 (December 31, 2008: $2,998) for unpaid fees. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the three months ended March 31, 2009, management fees of $54,000 (2008: $54,000) were incurred to a private company which provides services to the Company of an officer of the Company. Of the 1,115,000 common shares issued in Note 8 (i), 325,000 common shares valued at the quoted market price of $37,375 was issued to this director of the Company as a bonus. Of the 1,421,617 common shares issued in Note 8 (ii), 408,217 common shares valued at the quoted market price of $48,986 were issued to settle amounts owing to this director and officer of the Company of $52,037. The gain on debt settlement of $3,051 was recorded to additional paid in capital. At March 31, 2009, this party is owed $53,999 (December 31, 2008: $52,037) for management fees due. The Company is committed to pay this party $18,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date.

During the three months ended March 31, 2009, management fees of $9,000 (2008: $3,000) were incurred to an officer of the Company. Of the 1,115,000 common shares issued in Note 8 (i), 150,000 common shares valued at the quoted market price of $17,250 was issued to this officer of the Company as a bonus The Company is committed to pay this officer $3,000 in management fees per month. At March 31, 2009, this party is owed $17,883 (December 31, 2008: $8,883) for management fees due. The agreement automatically renews for four consecutive one-year terms unless either party terminates the agreement by providing thirty days written notice. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the three months ended March 31, 2009, management fees of $30,000 (2008: $Nil) were incurred to an officer of the Company. At March 31, 2009, this party is owed $89,533 (December 31, 2008: $59,533) for management fees due. The agreement automatically renews for four consecutive one-year terms unless either party terminates the agreement by providing thirty days written notice. This agreement can be terminated by the Company at any time by providing 30 days written notice.

At March 31, 2009, the Company has an accrued liability of $421,250 (2008-$421,250), related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. The settlement amount of liabilities are valued at an amount equal to the value of common shares at the closing quoted market price on the settlement date plus the fair value of equity instruments, if any, that are included in the settlement consideration. Where settlement consideration is completed at other than market value, the excess over the settlement amount is recorded as a compensation charge to management and consulting fees or excess under the settlement amount is recorded to additional paid-up capital. Other related party transactions are disclosed in notes 8 and 11

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK

Common Shares

During the three-month period ended March 31, 2009, the Company issued a private placement of 20,000 common shares at $0.25 per share for cash proceeds of $5,000.

During the three-month period ended March 31, 2009, the Company issued the following for non-cash proceeds:

i.	1,115,000 common shares to directors, officers, and consultants of the Company for total bonus of $128,225, measured at the quoted market price of $0.115 per share (see Note 7);

ii.

1,421,617 common shares to a director and officer, and an officer of the Company for the settlement of debts owing in the amount of $258,696. The common shares had a quoted market price of $0.12 per share on the date of issuance (see Note 7);

iii.

219,917 common shares to a consulting company for the settlement of $32,989 in accounts payable. The common shares were measured at the quoted market price of $0.12 per share on the date of issuance. The common shares were issued as part of units with each unit consisting of one common share and one Series B preferred share (note 8 – Preferred Shares – Series B). The fair value of $33,000 of preferred shares – series B was recorded to mezzanine equity and charged as a dividend.

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
ii.

272,000 units to a consultant for the settlement of fees accrued and owing to the consultant by the Company of $68,000, at $0.25 per unit, in pursuant a private placement agreement with the consultant, with each unit consisting of one common share and one share purchase warrant. The Company estimated the fair value of the 272,000 share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.75, a risk-free interest rate of 2% and an expected volatility of 106% resulting in a loss on settlement of $36,530 which was recorded as additional management and consulting fee expense during the year ended December 31, 2008;

iii.

36,400 units to a consultant for finder’s fees of $9,100, at $0.25 per unit, each unit consisting of one common share and one share purchase warrant. The Company estimated the fair value of the 36,400 share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.50, a risk-free interest rate of 2% and an expected volatility of 113% resulting in a loss on settlement of $6,486 which was recorded as additional management and consulting fee expense during the year ended December 31, 2008;

	iv.	60,000 common shares to a consultant pursuant to a consulting agreement for $14,400 at the quoted market price of $0.24 per share;
	v.	60,000 common shares to consultants for bonuses related to the Cerro Negro PSA for $18,600 at the quoted market price of $0.31 per share;

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

Common Shares (continued)

vi.	100,000 common shares to a consultant for a bonus of $35,000, paid by the consultant applying the bonus payable to the exercise of 100,000 stock options at an exercise price of $0.35 per share;

(b)	The Company issued the following for non-cash consideration (continued):

vii.

87,500 common shares on the exercise of 87,500 stock options at an exercise price of $0.50 for total proceeds of $43,750 of which $16,187 was settled through an amount owing under the exercise of SARs and the remainder was settled by a promissory note receivable (note 3);

	viii.	1,333,928 units for the conversion of $466,875 convertible notes payable (refer to note 5);
ix.

568,200 units at $0.25 per unit with each unit consisting of one common share and one share purchase warrant, in settlement of $142,050 of management fees accrued to two private companies which are contracted to the Company for the services of two officers of the Company, pursuant to private placement agreements with the private companies. The Company estimated the fair value of the 568,200 share purchase warrants granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.50, a risk-free interest rate of 2% and an expected volatility of 111% resulting in a loss on settlement of $107,276 which was recorded as additional management and consulting fee expense during the year ended December 31, 2008;

x.

1,557,500 units at $0.25 per unit for total proceeds of $389,375, with each unit consisting of one common share and one common share purchase warrant, with each common share purchase warrant exercisable at $0.50 per common share for a period of 2 years from the date of issuance in settlement of $389,375 notes payable that were assumed by the private company from the note holder. The Company estimated the fair value of the 1,557,500 share purchase warrant granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.50, a risk-free interest rate of 2.7% and an expected volatility of 145% resulting in compensation of $315,082, which was recorded as additional management and consulting fee expense during the year ended December 31, 2008 (notes 4 and 9);

	xi.	250,000 common shares to an officer of the Company in satisfaction of a bonus of $60,000, which is measured using the closing the price of $0.24 on the date of execution of the PSA;
xii.

150,000 common shares to an officer in satisfaction of a bonus of $75,000 paid by the officer applying the bonus payable to the exercise of 150,000 stock options at an exercise price of $0.50 per share;

	xiii.	30,000 common shares to a consultant for settlement of debt of $10,000, for which the shares were measured at the quoted market price of $0.29 per share;
	xiv.	100,000 common shares to an officer for bonus of $26,000. The shares were valued at the closing market price of $0.26 on the date of issuance; and
	xv.	1,065,296 common shares as settlement of $255,670 debt owing to directors, officers, and consultants. The shares were valued at the closing market price of $0.24 on October 7, 2008.

During the year ended December 31, 2008, the Company entered into three subscription agreements to purchase common shares of the Company at $0.20 per share. The total amount of shares subscribed is 95,000 for total cash proceeds of $19,000. These amounts remain outstanding at March 31, 2009.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

Warrants

A summary of the Company’s warrants outstanding and the changes for the periods noted is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2007	976,553	$0.54	1.33 years
Issued	4,133,028	0.59
Exercised / Cancelled / Expired	(171,429)	(0.70)

Balance December 31, 2008	4,938,152	0.56	1.10 years
Expired	(128,000)	(0.75)

Balance, March 31, 2009	4,810,152	40.56	0.99 years

Expiry	Warrants	Exercise
Date	Outstanding	Price

June 5, 2009	77,000	0.75
June 28, 2009	805,124	0.50
March 28, 2010	568,200	0.50
March 31, 2010	1,333,928	0.70
June 5, 2010	272,000	0.50
June 5, 2010	96,400	0.50
July 30, 2010	1,557,500	0.50
September 3, 2010	100,000	0.50

Balance March 31, 2009	4,810,152

Preferred Shares- Series A- Authorized 100,000,000

In May 2007, three directors, (one of whom is also an officer) and another officer converted $4,800 of unpaid fees into 4,800,000 Series A, $0.001 par value, preferred shares. Each preferred share will have 10 votes, whereas each common share has only one vote. In the event the Company at any time or from time to time after the original date of issuance of the Series A Preferred Stock shall declare or pay any dividend or make any other distribution on the Corporation’s common stock payable in common stock or effect a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock), then the number of votes per share of Series A Preferred Stock shall be proportionately increased, concurrently with the effectiveness of such stock dividend, stock distribution or subdivision. Otherwise, the Series “A” preferred shares do not participate in any assets or dividends of the Company. Each of the four holders of the series “A” preferred shares as described have entered into an agreement with the Company (the “Shareholder Agreement”) that stipulates that at any time the holder thereof discontinues acting as an officer or director of the Company for any reason whatsoever, whether by mutually agreed upon termination of tenure, dismissal for cause or without cause, etc., the departing director or officer will immediately therewith return to treasury, those series “A” preferred shares issued in the name of said officer or Director for cancellation. On August 22, 2007, one of the Directors resigned and as a result, 200,000 preferred shares with a value of $200 were cancelled. As of March 31, 2009, the Company had 4,600,000 (December 31, 2008: 4,600,000) Series A preferred shares outstanding.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

Preferred Shares, Series B- Authorized 30,000,000

In October 2008, the Company issued 16,479,493 Series B, $0.001 par value preferred shares, for cash proceeds of 4,540 and settlement of accrued management and consulting fees of $11,940. At the time, the aggregate liquidation value was estimated at $5,620,000 and includes $90,000 accrued but unpaid dividends which represents a rate of return of 10% per annum on the sum of the preferred stockholder’s initial capital investment. During the three month period ended March 31, 2009, 219,917 Series B preferred shares were issued with a fair value of $33,000. (Note 8(iii)). In the event of liquidation, sale, conveyance, transfer of all of substantially all of the assets of the Company, dissolution, or winding up of the affairs through consolidation, merger or other business combination of the Company, (the “Liquidation Event”), the holder shall receive out of the assets of the Company and an amount equal to the holders initial investment fusion as determined by the Board, plus a rate of return on this investment of 10% per annum, which is accreted each year as a dividend. While no dividends have been declared as of December 31, 2008, the Company has accrued dividends through a charge to “Additional paid-in capital” as accumulated and unpaid dividends are included in the redemption price of the Series B Stock. The Series B preferred shares have a first priority right for any future dividend distributions declared by the Company (the “Dividend Rights”), those Dividend Rights of which shall be in priority to any other preferred shares of the Company or the common shares of the Company. At the sole discretion of the Company, the issuance of the preferred shares will be on the basis of one preferred share to one common share of the Company where each common share must have been acquired through investment infusions deemed to be investments by the Board from the date commencing September 12, 2006. The holders of the preferred shares do not have any voting privileges. The Company has the discretion to redeem all or a portion of the preferred shares at any time.

As of March 31, 2009, the Company believes that it is not probable that the Series B Stock will become redeemable as the contingencies for liquidation event which entitles the preferred stockholder redemption value is not met.

The Series B Stock is recorded in the Company’s Consolidated Balance Sheets as “Mezzanine Equity” as it has a redemption feature not solely within the Company’s control. A summary of the changes in the Mezzanine Equity is as follows:

	Series B	Aggregate
	Outstanding	liquidation value
		$
Balance, December 31, 2007	-	-
Issued	16,479,493	5,530,000
Accrued dividends	-	90,000

Balance December 31, 2008	16,479,493	5,620,000
Issued	219,917	33,000
Accrued dividends	-	140,000

Balance, March 31, 2009	16,699,410	5,793,000

NOTE 9 – STOCK OPTION PLANS

During the three-month period ended March 31, 2009, the Company recorded stock-based compensation expense of $193,157 of which $124,052 relates to a compensation charge on unvested and to be granted options and SARs under three management consulting agreements (Note 11) and $69,105 for revaluation of share based compensation liability (Note 10). The Company estimated the fair value of these equity instruments March 31, 2009 by applying the fair value method using the Black-Scholes option pricing model using expected life ranging from one-quarter to 10 years, risk-free interest rates of 0.58% to 2.78%, expected volatility ranges from 118% to 175% and dividend yield of $nil.

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 9 – STOCK OPTION PLANS (CONTINUED)

During the year ended December 31, 2007, the Company granted a total of 4,765,000 stock options to directors, officers and consultants of the Company at exercise prices ranging from $0.25 - $0.57 per common share with expiry dates ranging from April 26, 2008 to April 26, 2017. Of these stock options 3,885,000 vested during 2007 and 880,000 vest over a one year period.

During the three months ended March 31, 2008, the Company recorded stock-based compensation expense of $53,075 related to the vesting of 117,500 stock options granted during 2007. An additional 87,500 stock options were cancelled in the period.The Company estimated the fair value of the 4,765,000 stock options granted by applying the fair value method using the Black-Scholes option pricing model using an expected life of one to 9 years, a risk-free interest rate of 4.87% and an expected volatility of 116% - 117% resulting in a stock-based compensation expense of $1,703,700 of which $1,622,882 was expensed to March 31, 2008 and the remaining $71,818 was expensed on vesting.

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

(b)

a total of 900,000 escrowed performance shares can be purchased from escrow at a price of $5.00 per share on or before the first thee years after the Effective Date, if the Company’s assets increase by 50%, the market share price of the Company’s common stock achieves a minimum of $6.25, and the Company financial statements reflect a minimum of $3,000,000 profit before taxes, depletion, amortization and stock based compensation charges. To date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock based compensation has been recorded;

(c)

a total of 1,200,000 escrowed performance shares can be purchased from escrow at a price of $6.25 per share on or before the first five years after the Effective Date, if the Company’s assets increase by 100%, the market share price of the Company’s common stock achieves a minimum of $10.00, and the Company financial statements reflect a minimum of $6,000,000 profit before taxes, depletion, amortization and stock based compensation charges. To date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock based compensation has been recorded;

(d)

a total of 1,500,000 escrowed performance shares can be purchased from escrow at a price of $7.50 per share on or before the first seven years after the Effective Date, if the Company’s assets increase by 200%, the market share price of the Company’s common stock achieves a minimum of $15.00, and the Company financial statements reflect a minimum of $9,000,000 profit before taxes, depletion, amortization and stock based compensation charges. To date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock based compensation has been recorded; and

(e)

a total of 1,700,000 escrowed performance shares can be purchased from escrow at a price of $10.00 per share on or before the first seven years after the Effective Date, if the Company’s assets increase by 400%, the market share price of the Company’s common stock achieves a minimum of $20.00, and the Company financial statements reflect a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges. To date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock based compensation has been recorded

As of March 31, 2009, no stock-based compensation has been recorded on the unvested escrow performance shares as it is not probable that the above performance conditions will be met.

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

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 9 – STOCK OPTION PLANS (CONTINUED)

A summary of the options outstanding and exercisable is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining		Aggregate
	Options	Exercise Price	Contractual Life		Intrinsic Value
Outstanding, December 31, 2008	3,382,000	$0.51	8.12 years	$	Nil
Exercised during the period	-	-
Cancelled during the period	-	-
Outstanding, March 31, 2009	3,382,000	$0.51	7.71 years	$	Nil

Exercisable, March 31 2009	3,382,000	$0.53	7.71 years	$	Nil

A summary of the status of the Company’s unvested stock options as of March 31, 2009, and changes during the three month period ended March 31, 2009, is presented below:

	Number of	Weighted-Average
Unvested options	Shares	Grant Date Fair Value

Unvested at January 1, 2009	25,000	$0.50
Vested	(25,000)	0.50

Unvested at March 31, 2009	-	$0.50

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

At December 31, 2008, a total of 3,200,000 SARs granted were unexercised, of which 25,000 were unvested. The Company estimated the fair value of the 3,200,000 SARs at December 31, 2008 by applying the fair value method using the Black-Scholes option pricing model using an expected life of one-quarter to 9 years and a risk-free interest rate of 2%, and expected volatility of 110% - 164%, resulting in a fair value of $154,793. A total of $154,793 has been accrued on vested SARs, including $730 payable on exercised SARs. The additional compensation to be expensed on unvested SARs is not significant.

At March 31, 2009, a total of 3,200,000 SARs granted were unexercised, of which all SARs were vested. The Company estimated the fair value of the 3,200,000 SARs at March 31, 2009 by applying the fair value method using the Black-Scholes option pricing model using an expected life of one-quarter to 10 years, a risk-free interest rate of 0.58% to 2.78%, and an expected volatility from 118% to 175% resulting in additional stock-based compensation expense of $69,105. (Note 9)

PLURIS ENERGY GROUP INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE 10 – STOCK APPRECIATION RIGHTS (CONTINUED)

At March 31, 2009 and December 31, 2008, the Company has an accrued liability of $421,250 related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

The Company is committed to issue an aggregate of 16,575,000 additional SARs as per outstanding management and consulting agreements entered into during 2007. (Note 11)

A summary of the stock appreciation rights is as follows:

					Weighted
				Weighted	Average
	Number of			Average Exercise	Remaining
	SAR	Exercise Price	Expiry Date	Price	Contractual Life

Outstanding, December 31, 2008	3,200,000			40.50	8.23 years
Exercised during the period	-	-	-
Expired during the period	-	-	-
Outstanding, March 31, 2008	3,200,000			0.50	7.98 years

Exercisable, March 31, 2008	3,200,000			$0.50	7.98 years

As of March 31, 2009, the aggregate intrinsic value of the outstanding SARs was $nil (2008: $nil).

NOTE 11 – CONTINGENCIES & COMMITMENTS

In January 2007, the Company entered into five agreements, two of which agreements have subsequently been terminated, five-year term management consulting agreements. The remaining three agreements provide for the granting of a total of 16,700,000 stock options and 16,700,000 stock appreciation rights, in aggregate, over the five year terms of the agreements. As of March 31, 2009, 4,700,000 stock options and 4,700,000 stock appreciation rights have been granted, the remaining 12,000,000 options and 12,000,000 stock appreciation rights vest over the remaining term ending January 1, 2012.

On July 1, 2007, the Company entered into a five-year-term management consulting agreement. The agreement provides for a signing bonus of $20,000, the issuance of 100,000 shares of unrestricted common stock and a monthly remuneration of $10,000. The Company has the right to terminate the agreement without cause by providing 30 days written notice. Upon termination of the agreement, the Company is required to pay this consultant severance of 6 months of monthly fees within 10 business days of the termination date. This agreement provides for the granting of 2,225,000 stock options and 2,225,000 stock appreciation rights, in aggregate, over the five year term. As of March 31, 2009, 250,000 stock options and 250,000 stock appreciation rights have been granted, the remaining 1,975,000 stock options and 1,975,000 stock appreciation rights will be granted on the anniversary dates of the agreements with terms to be set by the Board of Directors.

On February 15, 2008, the Company entered into a one-year term management consulting agreement. The agreement provides a monthly remuneration of $3,000 with no severance. This agreement also provides the granting of 100,000 stock options and 100,000 stock appreciation rights that vest evenly over four quarters. As of March 31, 2009, 100,000 stock options and stock appreciation rights have vested.

The Company is also committed to pay compensation to senior officers of the Company as described in Note 7 –Related Party Transactions.

During the three month period ended March 31, 2009, the Company recorded $124,052 to management and consulting fees as a compensation charge with corresponding entries of $62,026 to share based compensation liability and $62,026 to additional paid in capital. (Note 8)

On April 30, 2007, the Company commenced an arbitral action against SEPSA through the ICC requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to the Company 100% of the shares of SEPSA and to award damages incurred by the Company related to its out of pocket expenses, loss of business opportunity and loss of revenue. SEPSA subsequently filed a counter claim with the ICC seeking awards in the form of its legal fees and translation costs related to the dispute. Refer to Note 6.

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

Our executive office is located at Suite 200 – 1311 Howe Street, Vancouver, British Columbia, Canada and our telephone number is 604.691.1709.

Description of Business

We are an independent energy company specialized in capturing international and domestic business opportunities including, but not limited to, the acquisition and exploration of oil and natural gas properties in South America; primarily in the region of Argentina. As an emerging junior upstream and midstream oil and natural gas company, our objectives through the activities of our wholly owned subsidiaries, Petrogen, Inc. and Pluris BVI, are to focus upon acquiring oil and natural gas prospects in what we believe to be high impact hydrocarbon rich regions in Argentina with the intent of successfully fulfilling our business mandate of finding hydrocarbons through planned operational activities acceptable to the standards of the energy industry. Our core business strategy was redefined in mid-2006 to acquire non-operated and operated working interests in oil and gas fields throughout South America and particularly Argentina that display the potential of fulfilling the basis of our business mandate and that can provide for the potential of high yield returns on hydrocarbon related income opportunities for our shareholders.

Recent Corporate Developments

Since the commencement of our fiscal quarter ended March 31, 2009, we experienced the following significant corporate developments:

1.	On January 14, 2009, we issued a total of 1,115,000 of the Company’s common shares to the directors, officers, and consultants as a bonus.

2.	On January 14, 2009, we issued promissory notes for cash proceeds of $101,951 which are unsecured, due on demand and bear interest at 12.5%.

3.

On February 13, 2009, we issued 1,013,400 of the Company’s common shares to GT Venture Management, AG, in settlement of $206,658 owed by our Company for accrued management fees charged to our Company for the services of Sacha H. Spindler, our Company’s Chairman and Chief Executive Officer.

4.

On February 13, 2009, we issued 408,217 of the Company’s common shares to Landmark Management Services, SA, in settlement of $52,038 owed by our Company for accrued management fees charged to our Company for the services of Soumitra (Sam) Sen, our Company’s Chief Operations Officer.

5.

On February 18, 2009, we issued 219,917 units, each unit consisting of one common share and one preferred share – series B, in settlement of $32,989 owed by our Company to an independent third party for consulting services.

Acquisition of interest in Cerro Negro Concession

On October 31, 2007, we entered into a letter of intent (the “LOI”) with Clear S.R.L. (“CSRL”), of Comodoro Rivadavia, Argentina, pursuant to which we were granted the exclusive right to purchase and develop up to 100% of CSRL’s 46,000 acre Cerro Negro concession, located in Chubut Province, Golfo San Jorge Basin, Argentina (“Cerro Negro”). Under the terms of the LOI, we had the right to purchase an interest in Cerro Negro for an agreed upon price, subject to the satisfactory outcome of due diligence performed by us related to Cerro Negro, which includes commercial, financial, geologic, geophysical and petroleum engineering analysis. Upon our satisfaction of the due diligence review performed by us and our agents, we retained the right to submit to CSRL our binding offer to purchase Cerro Negro, the terms of which were to be negotiated pursuant to a mutually acceptable acquisition agreement.

On July 4, 2008, we entered into the Agreement, pursuant to which CSRL agreed to assign, subject to certain conditions, 75% of its operating exploration and exploitation rights in Cerro Negro. In consideration of the assignment of CSRL’s rights in Cerro Negro, Pluris agreed, among other things, to pay a total of $21,000,000, payable in installments as set out in the agreement and issue to CSRL an aggregate of 3,000,000 shares of its common stock issuable in certain installments as set out in the Agreement and subject to certain pooling provisions to be set out in a mutually agreed upon pooling agreement.

The Cerro Negro concession is valid for a term expiring on December 1, 2025 and is renewable for a five year period in accordance with its terms. As a condition of closing: (i) the parties must obtain consent for the assignment of CSRL’s interest in Cerro Negro to Pluris from Petrominera Chubut S.E.; (ii) the parties must undertake their best efforts to enter into a joint operating agreement to govern the operations on Cerro Negro pursuant to which the Pluris or its nominee will be the operator on the property; and (iii) Pluris must obtain a bank guarantee, guaranteeing certain of the installments owed under the Agreement. To fulfill the obligations related to obtaining the funding and guarantee as agreed upon under the terms of the Agreement, the company entered into an finance advisory and mandate agreement with Standard of America's Inc., acting on behalf of Standard Plc., a leading international energy finance institution ("Standard"), for the purposes of raising the necessary capital for our company 1) to complete the Cerro Negro acquisition, 2) to guarantee the second and third cash payments as agreed upon under the terms of the Agreement and 3) to commence operations on the concession subsequent to completion of the acquisition. The Company estimates it will need to raise approximately $50 million of initial capital. Standard is continuing to seek and has been in discussions with interested parties to participate in completing the Cerro Negro acquisition.

As of the date of this filing, we have undergone substantial delays to the funding mandate related to the acquisition of the Cerro Negro concession due to the severity of the international economic and financial crisis. As a result, we have yet to raise the necessary capital to date to acquire the Concession as mandated by us with the assistance of Standard America’s and Standard Bank Plc (“Standard”), whereby Standard has been seeking an equity capital infusion of some $50 million on behalf of our company to complete the Cerro Negro acquisition and to commence operations there. As a result of the financial crisis, we have concluded that under the current market conditions only a 100% acquisition of the Cerro Negro concession is plausible. Therefore, we have undertaken extensive discussions with CSRL to those ends where they currently await our proposal for our acquisition of a 100% interest in the Concession. We are currently reviewing several options related to structuring our proposal to CSRL in this regard and anticipate that we will submit same to them shortly.

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

Aside from the Closing Date being delayed due to the circumstances as above noted, both parties to the Agreement have concluded that as of the date of this filing the Company continues to maintain ownership of the CN Bond. We can seek return to treasury of the CN Bond at any time when necessary. To date, we have not received timely approval from Petrominera Chubút SE of our company as incoming operator over the Concession.

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

Prior to the date of this filing, the parties to the arbitral proceedings were summoned by the arbitral tribunal, whereby the tribunal advised the parties that they would shortly be making a determination of and request from both SEPSA and our company, to provide our final damages claims’ to the ICC in the form that they require as a means for the tribunal to determine its final overall damages rendering related to the dispute. To our best knowledge, the responsibility in the final damages award anticipated from the ICC, which will be rendered by the tribunal based upon their exclusive assessment of all the evidence offered by the parties related to the dispute, would be allocated in the same proportion as the results from the partial award recently received from the ICC. The partial award rendering further stated that the final damages award would be provided to the parties by March 31, 2009; However, the Company, SEPSA and the arbitration tribunal have agreed that in order for the ICC to be in a position to facilitate the rendering of a final damages award, an extensive amount of evidence must be produced by SEPSA, and by the Company through an third party valuation report substantiating the Company’s damages, all evidence of which must thereafter be submitted to the arbitration tribunal for their analysis in order for them to conclude upon any final damages award being rendered. On this basis, there is no determination as to the length of time necessary for the ICC to render a final damages award and, in that regard; we do not know what the final damages award may comprise. We believe that our position related to the claim we filed against SEPSA is substantive and that the issues pertaining to and being sought for resolution by us through the arbitral proceedings between us and SEPSA can be resolved in a manner that represents the best interests of our company.

We have chosen to suspend the placement schedule related to underwriting our offering of a $65 million convertible, non-retractable, redeemable, unsecured bond instrument (the “$65M Bonds”) until such time as the outcome of the ROFR issues, injunctions and arbitral proceedings are clear, pursuant to which we will consider recommencing the offering wherein the capital raised could be used to close the acquisition of SEPSA and finance the acquisition of additional international revenue producing oil and gas assets located in South America. To date, no proceeds have been accepted from this offering and therefore, we have no current payment burdens associated with the offering. When the legal issues surrounding SEPSA have been resolved or at a time when we are able to enter into a new business opportunity agreement that establish our rights to purchase a similar revenue producing asset base to that of SEPSA, we will consider reestablishing offering of the $65M Bonds.

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

As of the date of this filing, BAO has been unable to display its capacity to secure the necessary extensions over portions of its concession interests from the Argentine provincial authorities as they represented they would. We have therefore, ceased any further discussions with BAO or activities related to our ongoing interests in the acquisition of BAO.

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

For the three month period ended March 31, 2009 and March 31, 2008

Revenue

We are presently in the exploration stage of our business, have not earned any revenues from our planned operations to date, and do not anticipate earning revenues until such time as we enter into commercial production of our project, or other oil and gas properties we may acquire from time to time.

General and Administrative Expenses

General and administrative expenses were $19,224 for the three months ended March 31, 2009 compared to $352,298 for the comparative period in 2008, a decrease of $333,074 or 95%. General and administrative expenses for the three-month period ended March 31, 2009 decreased due to a decrease in operating activity resulting in lower office expenses and travel expenses. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs.

Net Loss

Our losses from continuing operations were $645,419 for the three-month period ended March 31, 2009 as compared to $953,449 for the comparative period in 2008, a decrease of $308,030 or 32%. The decrease was primarily due to a decrease in management and consulting fees, general and administrative expenses, and debt extinguishment expense. For the three- month period ended March 31, 2009, we recorded recoveries from discontinued operations of $Nil compared to recoveries from discontinued operations of $368,810 from the de-recognition of liabilities for the comparative period in 2008. Our net loss for the three month period ended March 31, 2009 was $645,419 or $0.02 per share compared to a net loss of $387,453 or $0.02 per share for the comparative period in 2008. The weighted average number of shares outstanding was 38,011,497 at March 31, 2009, compared to 22,163,558 at March 31, 2008.

The income from discontinued operations for the three-month period ended March 31, 2009 consisted of $Nil (2008: $368,810) in recovery of expenses due to the settlement of Petrogen’s debts and dissolution proceedings.

We had other expenses of $12,744 during the three-month period ended March 31, 2009 as compared to $419,954 in the comparative period in 2008.  The decrease was primarily due to a $26,466 reduction in interest expense in the period ended March 31, 2009 and a one-time debt extinguishment recovery of $380,744 in the period ended March 31, 2008.

Management and Consulting Fees

Management and consulting fees were $526,207 for the three months ended March 31, 2009 compared to $86,637 for the comparative period in 2008, an increase of $439,570 507%.  This increase was due to increased consulting and management fees, a bonus of $128,225 and stock-based compensation of $193,157. Stock-based compensation for the same period in 2008 was a recovery of $62,113.

Interest Expenses

Interest expenses decreased by $26,466 or 67% for the three-month period ended March 31, 2009 as compared to the comparative period in 2008, due to a decrease in the amount of notes payable issued.

Professional Fees

Professional fees decreased by $7,374 or 8% for the three-month period ended March 31, 2009 compared to the comparative period in 2008, due to a decrease in legal activity.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2009	At December 31, 2008	Increase / (Decrease)
Current Assets	$32,322	$29,839	8.3%
Current Liabilities	$2,474,533	$2,345,800	5.5%
Working Capital	$(2,442,211)	$(2,315,961)	5.5%

Cash Flows
	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Cash Flows used in Operating Activities	$(104,468)	$(338,706)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$106,951	$447,400
Net increase in Cash During Period	$2,483	$108,694

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at March 31, 2009, our current assets were $32,322 and our current liabilities were $2,474,533, resulting in working capital deficit of $2,442,211. As at March 31, 2009, current assets were comprised of: (i) $6,233 in cash and (ii) $26,089 in prepaids and deposits.

As at March 31, 2009, our total assets were $48,563 comprised of: (i) $32,322 in current assets and (ii) $16,241 in furniture and equipment (net of depreciation). The increase in total assets at March 31, 2009 compared to total assets at December 31, 2008 was primarily due to an increase in cash due to delayed disbursements offset by amortization on our furniture and equipment.

As at March 31, 2009, current liabilities were comprised of: (i) $1,558,315 in accounts payable and accrued liabilities; (ii) $285,924 in share based compensation liability; (iii) $112,500 in convertible notes payable; (iv) $312,008 in notes payable; and (v) $205,786 due to related parties.

As at March 31, 2009, our total liabilities were $2,474,533, all consisting of current liabilities. The increase in total liabilities at March 31, 2009 compared to total liabilities at December 31, 2008 was due primarily to accrued legal fees relating to the legal dispute with SEPSA, an increase of $69,105 on revaluation of share based compensation liability and the issuance of promissory notes for proceeds of $101,951. This increase was partially offset with the settlement accounts payable and amounts due to related parties by issuance of the Company’s common shares.

Stockholders' deficit increased from $7,918,494 at December 31, 2008 to $8,218,970 at March 31, 2009.

For the three-month period ended March 31, 2009, net cash used in continuing operations was $104,468 compared to net cash used in continuing operations of $338,706 for the three month period ended March 31, 2008. Net cash used in continuing operations for the three month period ended March 31, 2009 was comprised of a net loss from continuing operations of $645,419 (2008: $387,453) and adjusted primarily by accrued management fees of $147,815 (2008: $54,340), stock-based compensation of $193,157 (2008: $(62,113) recovery) and expenses paid by the issuance of shares of $128,225 (2008: $43,750).

Net cash flows from financing activities for the three-month period ended March 31, 2009 was $106,951 compared to net cash flows from financing activities of $447,400 for the three-month period ended March 31, 2008. The net cash flow from financing activities for the three month period ended March 31, 2009 was primarily comprised of: (i) $5,000 (2008:

$102,400) in proceeds on sale of common stock through private placements or exercise of warrants including subscriptions received and ii) $101,951 (2008: $345,000) in proceeds from notes payable. The decrease in net cash from financing activities for the period ended March 31, 2009 was primarily the result of a decrease in the amount of proceeds received from the issuance of notes payable and common stock for the three month period ended March 31, 2008.

Cash Requirements

Over the next twelve months we intend to acquire oil and gas properties in Argentina. We anticipate that we will incur the following costs and operating expenses over the next twelve months, excluding the acquisition costs related to our acquisition of the Cerro Negro concession, the BOA and San Enrique Petrolera S.A., as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$1,400,000
Oil and Gas exploration & development expenses and holding	36,000,000
costs
Professional fees	950,000
Investor relations	960,000
Rent, utilities and insurance	200,000
Other general & administrative expenses	400,000
Current liabilities	2,500,000
Total	$42,410,000

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the Notes to our financial statements for the year ended December 31, 2008, we have included disclosure regarding concerns about our ability to continue as a going concern.

As at March 31, 2009, the Company has a working capital deficiency of $2,442,211. We have historically incurred losses, and through March 31, 2009 have incurred losses of $27,867,510 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Our auditors have included an explanatory paragraph in the audit report of the year-ended December 31, 2008 financial statements that we are in the development stage, we have not yet achieved profitable operations and we are dependent on our ability to raise capital from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements, other than what has been previously discussed that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders or investors.

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

Stock-Based Compensation

We account for all of our stock-based payments and awards under the fair value based method.

Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if we had paid cash instead of paying with or using equity based instruments. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for-services in which case such compensation would be amortized over the contractual term.

We account for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. Share based awards granted to employees with a performance condition are measured based on the probable outcome of that performance condition during the requisite service period. We assess the probability of any performance condition being achieved and we accrue the value of the award if it is probable that a performance condition will be achieved. Compensation costs for stock-based payments to employees that do not include performance conditions are recognized on a straight-line basis. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional capital surplus. Upon exercise of share purchase options, the consideration paid by the option holder, together with the amount previously recognized in additional capital surplus, is recorded as an increase to share capital.

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for and reporting of business combinations including, among other things, expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed, rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. As a result, SFAS 141R was effective for the Company as of January 1, 2009. The Company has reached the conclusion that the adoption of this pronouncement will have no impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. As a result, SFAS 160 was effective for the Company as of January 1, 2009. The Company has reached the conclusion that the adoption of this pronouncement will have no impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“FASB 163”). The new standard clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of the Statement. As a result, SFAS 163 was effective for the Company as of January 1, 2009. The Company has reached the conclusion that the adoption of this pronouncement will have no impact on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Effective for the Company as of January 1, 2009, FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133. FSP APB 14-1 requires the liability and equity components of convertible debt instruments within its scope to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting equity component (the conversion option) is not re-measured as long as long as it continues to meet the conditions for equity classification in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Early adoption of this standard is not permitted. The Company has reached the conclusion that the adoption of this pronouncement will have no impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. As a result, FSP 142-3 was effective for the Company as of January 1, 2009. The Company has reached the conclusion that the adoption of this pronouncement will have no impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As a result, SFAS 161 was effective for the Company as of January 1, 2009. The Company has reached the conclusion that the adoption of this pronouncement will have no impact on its consolidated financial statements.

In March 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” Effective for the Company as of January 1, 2009, EITF Issue No. 07-5 defines when adjustment features within contracts are considered to be equity-indexed. Early adoption of this standard is not permitted. As a result, EITF Issue No. 07-5 was effective for the Company as of January 1, 2009. The Company has reached the conclusion that the adoption of this pronouncement will have no impact on its consolidated financial statements.

In November 2008, the Financial Accounting Standards Board (the “FASB”) voted on the effective date and other amendments of proposed FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 would amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – as amended” (“SFAS 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The disclosures required by FSP FAS 140-4 and FIN 46R-8 will be effective for reporting periods (interim and annual) ending after December 15, 2008. As a result, FAS 140-4 and FIN 46R-8 was effective for the Company as of January 1, 2009. The Company has reached the conclusion that the adoption of this pronouncement will not have an impact on its consolidated financial statements

In September 2008, the FASB issued two separate but related exposure drafts: (1) Proposed Statement of Financial Accounting Standards, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, and (2) Proposed Statement of Financial Accounting Standards, “Amendments to FASB Interpretation No. 46(R)” (together, the “proposed Statements”). The proposed Statements would remove the concept of a qualifying special-purpose entity (“QSPE”) from SFAS 140 and the exceptions from applying FIN 46R to QSPEs. The proposed Statements would be effective as of the beginning of a reporting entity’s fiscal year that begins after November 15, 2009. The Company has reached the conclusion that this will have no impact on its consolidated financial statements.

In June 2008, the FASB issued SFAS Statement EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share." EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures

Disclosure and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our company’s chief executive officer and chief financial officer.

Based on this evaluation, our company’s chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as at March 31, 2009 were not effective to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on the Company’s board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of the US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

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

In light of the conclusion that our company's disclosure controls and procedures were ineffective as of March 31, 2009, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Changes in Internal Control over Financial Reporting

\There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) of the Securities Exchange Act of 1934 are attached to this Form 10-Q.

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

In January 2009, the Company received a partial award from the ICC as the result of the binding arbitration action for an initial damages claim estimate. The rendering by the ICC binding the parties to the award determines the SPA entered into between the Company and SEPSA on August 18, 2006 is terminated retroactively to October 31, 2006. It further determines that the SPA's early termination was seventy percent (70%) the responsibility of SEPSA and thirty percent (30%) the responsibility of the Company. The Company will support its final damages submission to the ICC through third party valuations evidencing the substantiation of the overall damages suffered by the Company as a result of it losing the business opportunity related to its planned acquisition of SEPSA. The ICC has informed the Company and SEPSA the final damages award rendering would be made by March 31, 2009. However, this date has passed and there is a delay in receiving the final damages award rendering from the ICC.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $22,543,307 from inception to March 31, 2009 and incurred losses from discontinued operations totaling approximately $5,324,203 for the same period. As of March 31, 2009, we had an accumulated deficit of $27,867,510 and a working capital deficiency of $2,442,211. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We have received a going concern opinion from our independent auditor’s report. The independent auditor’s report accompanying our December 31, 2008 and 2007 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on the assumption that our company will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of May 20, 2009, we have 39,009,465 shares of common stock issued and outstanding. There are 16,778,099 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of March 31, 2009, there are an aggregate of 3,382,000 stock options and 4,810,152 warrants outstanding.

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

The trading price of our common stock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares. During fiscal periods ended March 31, 2009 and December 31, 2008, our common stock has traded as low as $0.08 and as high as $0.16. In addition to volatility associated with OTC Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the three month period ended March 31, 2009 that were not otherwise reported on a current report on Form 8-K.

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

Date: May 20, 2009.

By:        /s/ Rahul Gandhi
Rahul Gandhi
Chief Financial Officer
Principal Financial Officer and Principal
Accounting Officer

Date: May 20, 2009.