Form 10-Q
period 2009-06-30
PLURIS ENERGY GROUP INC
filed 2009-08-19
CIK 1057226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of August 13, 2009, there were 39,216,965 shares of the issuer’s common stock issued and outstanding, par value $0.001.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
(Unaudited)

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,458	$3,750
Prepaids and deposits	22,339	26,089

	23,797	29,839

FURNITURE AND EQUIPMENT, net of depreciation of $55,795 (2008 - $53,430)	15,102	17,467

	$38,899	$47,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,570,847	$1,551,084
Share based compensation liability (Notes 9 and 11)	346,877	154,793
Convertible notes payable (Note 5)	112,500	112,500
Notes payable (Note 4)	354,176	197,313
Due to related parties (Note 7)	367,186	330,110

TOTAL LIABILITIES	2,751,586	2,345,800

COMMITMENTS AND CONTINGENCIES (Notes 1, 6, and 11)

MEZZANINE EQUITY
Preferred stock, Series B, $0.001 par value, 30,000,000 shares authorized
16,699,410 (2008 – 16,479,493 ) issued and outstanding (Note 8)	5,932,987	5,620,000

STOCKHOLDERS’ DEFICIT (Note 8)
Common stock, $0.001 par value, 250,000,000 shares authorized
39,121,965 (2008 – 36,232,931) shares issued and outstanding	39,122	36,233
Additional paid-in capital	19,516,855	19,274,772
Preferred stock, $0.001 par value, 100,000,000 shares authorized
4,600,000 issued and outstanding	4,600	4,600
Subscriptions receivable	-	(31,008)
Private placement subscriptions proceeds	19,000	19,000
Deficit accumulated during the exploration stage	(28,225,251)	(27,222,091)

TOTAL STOCKHOLDERS’ DEFICIT	(8,645,674)	(7,918,494)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$38,899	$47,306

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months	November 15,
	ended	ended	ended	ended	2001(inception)
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	to June 30, 2009

EXPENSES
Depreciation	1,138	1,169	2,365	2,338	55,795
General and administrative	513	116,857	19,737	230,450	2,864,964
Impairment of fixed assets	-	-	-	-	25,285
Management and consulting fees – (Notes 7,8,9 &11)	331,411	2,355,983	857,618	2,681,325	15,488,611
Professional fees	18,964	391,101	104,981	484,492	3,017,575

LOSS FROM OPERATIONS	(352,026)	(2,865,110)	(984,701)	(3,398,605)	(21,452,230)

OTHER ITEMS
Interest and finance fee expense (Notes 4 and 5)	(5,715)	(31,919)	(18,459)	(71,129)	(458,012)
Loss on settlement of debt	-	-	-	-	(239,448)
Non-recurring costs of share exchange	-	-	-	-	(417,800)
Impairment of other investment	-	-	-	-	(150,000)
Debt extinguishment	-	-	-	(380,744)	(380,744)

	(5,715)	(31,919)	(18,459)	(451,873)	(1,646,004)

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(357,741)	(2,897,029)	(1,003,160)	(3,850,478)	(23,098,234)
INCOME TAX BENEFIT FROM CONTINUING
OPERATIONS	-	-	-	197,186	197,186
LOSS FROM CONTINUING OPERATIONS	(357,741)	(2,897,029)	(1,003,160)	(3,653,292)	(22,901,048)

DISCONTINUED OPERATIONS (Note 2)
Results of oil and gas operations , net of income tax of
$nil, $nil, $nil, $197,186 and $197,186	-	-	-	368,810	(5,324,203)

NET LOSS	$(357,741)	$(2,897,029)	$(1,003,160)	$(3,284,482)	$(28,225,251)

NET LOSS FROM CONTINUING OPERATIONS AS	$(357,741)	$(2,897,029)	$(1,003,160)	$(3,653,292)	$(22,901,048)
REPORTED
PREFERRED STOCK DIVIDEND (NOTE 8)	-	-	(32,987)	-	(5,546,507)
ACCRETION ON PREFERRED STOCK (NOTE 8)	(140,000)	-	(280,000)	-	(370,000)
NET LOSS AVAILABLE TO COMMON
STOCKHOLDERS FROM CONTINUING
OPERATIONS	$(497,741)	$(2,897,029)	$(1,316,147)	$(3,653,292)	$(28,817,555)
INCOME (LOSS) ALLOCATED TO COMMON
STOCKHOLDERS FROM DISCONTINUED
OPERATIONS, NET OF TAX	-	-	-	368,810	(5,324,203)

NET LOSS AVAILABLE TO COMMON
STOCKHOLDERS	$(497,741)	$(2,897,029)	$(1,316,147)	$(3,284,482)	$(34,141,758)

BASIC AND DILUTED NET INCOME(LOSS)
PER SHARE
Continuing operations	$(0.01)	$(0.09)	$(0.03)	$(0.13)
Discontinued operations	-	-	-	0.02
Net loss per common share	$(0.01)	$(0.09)	$(0.03)	$(0.11)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	39,028,009	30,984,737	38,522,562	29,585,564

The accompanying notes are an integral part of these interim consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months	November 15,
	ended June 30,	ended June 30,	2001(inception)
	2009	2008	to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,003,160)	$(3,284,482)	$(28,225,251)
Adjust for (gain) loss from discontinued operations, net of tax	-	(368,810)	5,324,203

Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	2,365	2,338	55,795
- accrued interest receivable	-	(3,345)	(3,708)
- accrued interest expense	17,429	75,125	294,394
- loss on settlement of debt	-	-	239,448
- accrued management fees	409,650	95,773	1,024,608
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation	316,134	2,275,738	9,580,701
- bonus expenses paid by the issuance of shares	128,225	209,548	3,109,979
- loss on write down of other investments	-	-	175,285
- debt extinguishment	-	380,744	380,744
- income tax benefit	-	197,186	(197,186)
Changes in operating assets and liabilities
- receivable	-	936	68,711
- prepaids and deposits	3,750	(5,000)	(49,543)
- accounts payable	46,109	(39,468)	2,313,829
Net cash used in continuing operations	(79,498)	(1,067,637)	(5,490,191)
Net cash used in discontinued operations	-	-	(1,832,441)
NET CASH USED IN OPERATING ACTIVITIES	(79,498)	(1,067,637)	(7,322,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(96,182)
Pre-reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Proceeds on sale of other investments	-	-	30,000
Net cash from continuing investing activities	-	-	34,686
Net cash used in discontinued investing activities	-	-	(2,618,447)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,583,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	14,000	351,100	6,574,874
Proceeds on sale of preferred shares, Series B	-	-	4,540
Restricted cash	-	-	(36,049)
Proceeds from notes payable	139,434	605,000	1,126,338
Proceeds from loans payable	-	-	700,250
Debenture payable	-	-	(138,302)
Loans receivable	-	-	925,000
Cash advances from former related parties	-	-	318,990
(Repayments) Advances from related parties	(76,228)	95,834	432,210
NET CASH FLOWS FROM FINANCING ACTIVITIES	77,206	1,051,934	9,907,851

NET INCREASE (DECREASE) IN CASH	(2,292)	(15,703)	1,458
CASH, BEGINNING	3,750	25,257	-

CASH, ENDING	$1,458	$9,554	$1,458
Non-cash items (notes 7, 8, 9, 10 and 11)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$11,000	$13,875
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO JUNE 30, 2009

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

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO JUNE 30, 2009

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

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO JUNE 30, 2009

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

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO JUNE 30, 2009

						Deficit
						Accumulated
	Common Stock		Additional	Obligation	Share	during
	Number of		Paid-in	to	subscriptions	Exploration
	Shares	Amount	Capital	issue shares	receivable	Stage	Total

Balance carried forward	6,452,260	$6,452	$9,877,884	$-	$-	$(6,294,471)	$3,589,865
Stock issued for exercise of options, October 18, 2005	16,533	17	44,983	-	-	-	45,000
Stock issued for exercise of options, October 24, 2005	83,223	83	160,196	-	-	-	160,279
Stock issued for services, October 26, 2005	1,700	2	5,609	-	-	-	5,611
Stock issued for exercise of options, November 7, 2005	6,000	6	7,494	-	-	-	7,500
Stock issued for conversion of debt, November 7, 2005	2,383	3	7,147	-	-	-	7,150
Stock issued for services, November 7, 2005	2,380	2	7,137	-	-	-	7,139
Stock issued for conversion of debt, November 28, 2005	10,221	10	24,517	-	-	-	24,527
Beneficial conversion feature on warrants (Note 4)	-	-	245,600	-	-	-	245,600
Share purchase warrants from acquisition of working interest	-	-	18,600	-	-	-	18,600
Obligation to issue shares	-	-	-	59,250	-	-	59,250
Net loss	-	-	-	-	-	(3,065,271)	(3,065,271)

Balance, December 31, 2005	6,574,700	6,575	10,399,167	59,250	-	(9,359,742)	1,105,250
Stock issued for private placement, January 24, 2006	202,467	202	349,298	-	-	-	349,500
Stock issued for debt settlement, January 24, 2006	38,328	38	105,363	-	-	-	105,401
Stock issued for services, January 24, 2006	106,000	106	291,394	-	-	-	291,500
Stock issued for private placement, January 26, 2006	340,000	340	424,660	-	-	-	425,000
Stock issued for warrants, January 26, 2006	89,507	90	201,300	-	-	-	201,390
Stock issued for termination agreement, January 26, 2006	15,000	15	59,235	(59,250)	-	-	-
Stock issued for debt settlement, January 26, 2006	4,444	4	12,218	-	-	-	12,222
Stock issued for services, January 26, 2006	7,000	7	18,893	-	-	-	18,900
Stock issued for private placement, February, 2006	17,416	18	43,522	-	-	-	43,540

Balance carried forward	7,394,862	$7,395	$11,905,050	$-	$-	$(9,359,742)	$2,552,703

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO JUNE 30, 2009

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

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO JUNE 30, 2009

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

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO JUNE 30, 2009

	Common Stock
								Deficit
					Private			Accumulated	Total
			Additional		placement		Share	during	Stockholders’
	Number of		Paid-in	Preferred	subscriptions		subscriptions	Exploration	Equity
	Shares	Amount	Capital	Shares	proceeds		receivable	Stage	(Deficit)

Balance carried forward	28,159,824	$28,160	$20,299,565	$4,600	$102,520		$-	$(22,572,670)	$(2,137,825)
Stock issued for private placement, March 28, 2008	454,567	455	161,566	-	(102,520)		-	-	59,501
Stock issued for private placement, March 31, 2008	577,200	577	145,973	-	-		-	-	146,550
Stock issued for conversion of notes payable, March 31, 2008	1,333,928	1,334	732,327	-	-		-	-	733,661
Recognition of equity portion of convertible notes,	-	-	113,958	-	-		-	-	113,958
March 31, 2008
Stock issued for exercise of options, March 31, 2008	87,500	88	43,662	-	-		(31,008)	-	12,742
Stock issued for exercise of options, June 5, 2008	100,000	100	49,900	-	-		-	-	50,000
Stock issued for bonus award, June 5, 2008	272,000	272	67,728	-	-		-	-	68,000
Stock issued for private placement, June 5, 2008	915,383	915	286,185	-	-		-	-	287,100
Stock issued for finder’s fees, June 5, 2008	36,400	36	9,064	-	-		-	-	9,100
Stock issued for services, June 24, 2008	60,000	60	14,340	-	-		-	-	14,400
Stock issued for bonus award, June 30, 2008	160,000	160	53,440	-	-		-	-	53,600
Stock issued for bonus award, July 1, 2008	150,000	150	74,850	-	-		-	-	75,000
Stock issued for bonus award, July 8, 2008	250,000	250	59,750	-	-		-	-	60,000
Stock issued for private placement, July 30, 2008	1,557,500	1,558	387,818	-	-		-	-	389,376
Stock issued for debt settlement, August 8, 2008	30,000	30	9,970	-	-		-	-	10,000
Stock issued for private placement, August 25, 2008	490,000	490	139,510	-	-		-	-	140,000
Stock issued for private placement, September 3, 2008	100,000	100	24,900	-	-		-	-	25,000
Stock issued for private placement, October 7, 2008	333,333	333	99,667	-	-		-	-	100,000
Stock issued for bonus award, October 7, 2008	100,000	100	25,900	-	-		-	-	26,000
Stock issued for debt settlement, October 20, 2008	1,065,296	1,065	254,603	-	-		-	-	255,668
Stock-based compensation	-	-	1,795,366	-	-		-	-	1,795,366
Private placement subscription proceeds	-	-	-	-	19,000		-	-	19,000
Net loss	-	-	-	-	-		-	(4,649,421)	(4,649,421)
Revaluation of SARs	-	-	45,437	-	-		-	-	45,437
Exercise of SARs	-	-	(17,187)	-	-		-	-	(17,187)
Dividend on Series B Preferred Stock	-	-	(5,513,520)	-	-		-	-	(5,513,520)
Accretion of Series B Preferred Stock	-	-	(90,000)	-	-		-	-	(90,000)

Balance, December 31, 2008	36,232,931	$36,233	$19,274,772	$4,600	$19,000	$	(31,008)	$(27,222,091)	$(7,918,494)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO JUNE 30, 2009

	Common Stock
								Deficit
					Private			Accumulated	Total
			Additional		placement		Share	during	Stockholders’
	Number of		Paid-in	Preferred	subscriptions		subscriptions	Exploration	Equity
	Shares	Amount	Capital	Shares	proceeds		receivable	Stage	(Deficit)

Balance carried forward	36,232,931	$36,233	$19,274,772	$4,600	$19,000	$	(31,008)	$(27,222,091)	$(7,918,494)
Stock issued for bonus award, January 14, 2009 (Note 8(i))	1,115,000	1,115	127,110	-	-		-	-	128,225
Stock issued for debt settlement, February 13, 2009 (Note 8(ii))	1,421,617	1,422	257,274	-	-		-	-	258,696
Stock issued for private placement, February 13, 2009 (Note 8)	20,000	20	4,980	-	-		-	-	5,000
Stock issued for debt settlement, February 18, 2009 (Note 8(iii)	219,917	220	32,768	-	-		-	-	32,988
Share subscriptions receivable offset against consulting fees payable	-	-	-	-	-		31,008	-	31,008
Stock issued for private placement, June 15, 2009 (Note 8)	112,500	112	8,888						9,000
Stock-based compensation (Note 11)	-	-	124,050	-	-		-	-	124,050
Net loss	-	-	-	-	-		-	(1,003,160)	(1,003,160)
Dividend on Series B Preferred Stock (Note 8)	-	-	(32,987)	-	-		-	-	(32,987)
Accretion of Series B Preferred Stock (Note 8)	-	-	(280,000)	-	-		-	-	(280,000)

Balance, June 30, 2009	39,121,965	$39,122	$19,516,855	$4,600	$19,000		$-	$(28,225,251)	$(8,645,674)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

As at June 30, 2009, the Company has a working capital deficiency of $2,727,789 and has realized significant losses to date. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Production revenue, advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months, which is estimated at $42,410,000, primarily for oil and gas exploration and development expenses and holding costs. The continuation of the Company is dependent upon the continuing financial support of stockholders

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Recently Adopted and Recently Issued Accounting Standards

On January 1, 2009, we adopted FASB Statement No. 157, Fair Value Measurement (“SFAS 157”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157. On January 1, 2008 we elected to implement this Statement with the one-year

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

deferral. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are in the process of evaluating this standard in our consolidated financial statements for our fiscal year ended December 31, 2009

On January 1, 2009, we adopted FASB Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141(R)”) and Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). The new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements. The effect of adoption will generally be prospectively applied to transactions completed after the end of our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing noncontrolling interests will be retrospectively applied to all prior-period financial information presented. The impact of SFAS 141(R) and SFAS 160 on our consolidated financial statements is dependent upon acquisitions entered into by the Company after January 1, 2009. The Company has reached the conclusion that, this will have no impact on its consolidated financial statements.

On January 1, 2009, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of gains and losses on derivative instruments. The adoption of SFAS 161 had no impact on the consolidated financial statements. We do not believe the adoption of FAS 161 will have a material impact on the disclosures in our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP will now require these disclosures to be made on a quarterly basis. FSP FAS 107-1 and APB 28-1 became effective for us on June 30, 2009. Adoption of these requirements did not have a material impact upon the Company’s financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), to be effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued”. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 became effective for us on June 30, 2009 and the adoption did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently assessing the impact SFAS 168 will have on our consolidated financial statements and disclosures

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 2 – PROPERTY HELD FOR SALE

	December 31,	Incurred in	December 31.	Incurred in	June 30,
	2007	the period	2008	the period	2009
Oil and Gas Properties, Unproved
Acquisition costs	$368,146	$-	$368,146	$-	$368,146
Exploration costs	2,680,137	-	2,680,137	-	2,680,137
	3,048,283	-	3,048,283	-	3,048,283
Less accumulated depletion and impairment	(2,969,166)	-	(2,969,166)	-	(2,969,166)
Less disposition of property	-	(79,117)	(79,117)	-	(79,117)

	$79,117	$(79,117)	$-	$-	$-

Following a period of poor financial performance and continued losses on its United States oil and gas operations, the Company commenced a process to sell its United States oil and gas properties. Accordingly, the results of US oil and gas operations were classified as discontinued operations in the consolidated statements of operations and the assets were classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 and from November 15, 2001 (inception) to June 30, 2009 for operating activities and investing activities have been separated between continuing and discontinued operations.

The results from discontinued operations are summarized as follows:

	Six Months	Six Months	November 15, 2001
	ended June	ended June	(Inception) to
	30, 2009	30, 2008	June 30, 2009

Revenue - gas sales	$-	$-	$542,632

Operating Expenses
Depletion	-	-	25,643
Financing fees	-	-	871,850
Lease operating expenses	-	-	342,486
Impairment of oil and gas properties	-	-	2,943,524
General and administrative	-	-	2,052,142

			6,235,645

Net Operating Loss	-	-	(5,693,013)
Gain on dissolution of United States subsidiary, net of tax	-	368,810	368,810

Results of oil and gas operations	$-	$368,810	$(5,324,203)

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

NOTE 3 – SHARE SUBSCRIPTION RECEIVABLE

During 2008, the Company received an unsecured promissory note receivable for $27,563 bearing 12.5% per annum interest and due on December 31, 2008. At December 31, 2008, interest accrued amounted to $3,445 for total share subscription receivable of $31,008 and has been recorded as a reduction to equity. The share subscription receivable arose from the exercise of 87,500 stock options at $0.50 per share. During the six-month period ended June 30, 2009, the Company offset the total share subscription receivable of $31,008 against accrued consulting fees to the note holder which was equivalent to the fair value of the services performed.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 4 – NOTES PAYABLE

Balance, December 31, 2008	$197,313
Notes issued	139,434
Accrued interest at 12.5%	17,429

Balance, June 30, 2009	$354,176

The notes payable are unsecured, due on demand and bear simple interest at 12.5% due in full at inception of the note payable.

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

For the year ended December 31, 2008 the Company had notes payable outstanding totaling $197,313 including interest of $21,924, which are unsecured, due on demand, and bear simple interest at 12.5% . During 2008, the Company issued an additional seven promissory notes for $681,500 with the same terms as the previous notes, accrued $85,188 interest on those notes, and then amended six of the promissory notes totaling $579,375 including simple interest of $64,375 to include conversion terms.

During the six months ended June 30, 2009, the Company issued four promissory notes for $139,434 which are unsecured, due on demand, and bear simple interest of 12.5% due in full at inception of the notes. $17,429 in interest has been recorded on the notes. As at June 30, 2009 the total notes payable outstanding are $354,176 (including interest of $39,353).

Subsequent to June 30, 2009, there were two additional note payable issuances. The first issuance occurred on July 8, 2009 for $17,500 while the second issuance occurred on August 11, 2009 for $17,500. Both notes were issued with the same terms as the previous notes issued.

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

As at June 30, 2009, the balance of convertible notes payable is $112,500 (2008: $112,500) (including interest of $12,500) (2008: $12,500).

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

As a result of the injunctions imposed by Apco and Antrim, based upon the confirmation by the National Commercial Court of Appeals of the injunctions, on April 23, 2007, the Company informed SEPSA’s shareholders that they should abstain from selling or disposing in any manner to any third party any of the Shares that SEPSA have undertaken to sell to the Company under the terms of the SPA and that SEPSA should abstain from disposing any of the assets it owned at the time the SPA was signed. In response, SEPSA informed the Company of its unilateral repudiation of the SPA, stating that as an effect of the injunctions imposed by Apco and Antrim, the SPA could be terminated. The Company maintains that the terms of the SPA clearly stipulate that any dispute arising under the SPA must be mutually addressed between the Company and SEPSA through the International Chamber of Commerce, Paris, France. Therefore, the Company commenced an arbitral action against SEPSA through The Secretariat of the Court, International Court of Arbitration, International Chamber of Commerce, Paris, France (the “ICC”), requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell 100% of the shares of SEPSA and that their other obligations set forth under the SPA are in full force and effect and to award damages incurred by the Company. In December 2007, SEPSA and the Company completed the execution of Terms of Reference (the “TOR”), whereby under the TOR, SEPSA and the Company mandated to the ICC the specific issues that the ICC should address related to both parties complaints and to what issues the ICC should make declarations under pursuant to the arbitral proceedings between SEPSA and the Company. Under the TOR, there is a specific schedule that has been agreed upon between SEPSA, the Company and the ICC, whereby the Company and SEPSA must submit to the ICC, specific requested materials at specific dates in order to move the arbitral process towards a conclusion. As at the December 31, 2007, both SEPSA and the Company had filed their respective offerings of evidence related to their specific claims and the parties were awaiting a reply from the ICC arbitral tribunal as to what evidence that has been offered by both parties will be accepted by the tribunal. Subsequent to the TOR being agreed upon by the parties, the ICC requested from both the Company and SEPSA an amount of US$150,000 each, for payment towards the costs associated on behalf of the ICC for the continuation of the arbitral proceedings. In that regard, due to SEPSA’s refusal to make said payment to the ICC as noted, the Company’s Argentine litigation council advised that the Company should pay the portion requested of SEPSA to ensure continuation of the arbitral proceedings; therefore, the Company made a total payment to the ICC in the amount of $300,000 during the nine-month period ended September 30, 2008 and recorded this to professional fees for costs associated on behalf of the ICC for the continuation of the arbitral proceedings. During the six-month period ended June 30, 2008, the Company and SEPSA attended a hearing at the request of and before the ICC tribunal

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 6 – ACQUISITIONS (CONTINUED)

SAN ENRIQUE PETROLERA S.A. (CONTINUED)

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

As of the date of this filing, the Company has been advised by the ICC tribunal that Price Waterhouse Coopers has been appointed as expert witness. The expert witness will receive from the tribunal a final list of assessment criteria to be utilized to undertake its assessment of damages. There is no determination as to the length of time necessary for the ICC to render its final damages award and, in that regard; the Company has no insight into what the final damages award may comprise.

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
JUNE 30, 2009
(Unaudited)

NOTE 6 – ACQUISITIONS (CONTINUED)

CLEAR S.R.L.

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

As of the date of this filing, the Company has undergone substantial delays to the funding mandate related to the acquisition of the Cerro Negro concession due to the severity of the international economic and financial crisis. As a result, the Company have yet to raise the necessary capital to date to acquire the Concession as mandated by the Company with the assistance of Standard America’s and Standard Bank Plc (“Standard”), where Standard has been seeking an equity capital infusion of some $50 million on behalf of the Company to complete the Cerro Negro acquisition and to commence operations there. As a result of the financial crisis, the Company has concluded that under the current market conditions only a 100% acquisition of the Cerro Negro concession is plausible. The Company has undertaken extensive discussions with CSRL to those ends while seeking complimentary investment candidates to participate in the acquisition of the Cerro Negro concession with us, but to date have been unable to facilitate funding the acquisition. The Company is continuing to review options related to structuring a proposal to CSRL in regard to making them an offer for a 100% purchase of the Cerro Negro concession. However, we currently do not foresee a definitive date under which such a proposal could be put forward. Aside from the Closing Date being delayed due to the circumstances as above noted, both parties to the Agreement have concluded that as of the date of this filing the Company continues to maintain ownership of the Bond. The Company can seek return to treasury of the Bond at any time when necessary. As of the date of this filing, the Company has not received timely approval from Petrominera Chubút SE of the Company as incoming operator over the Concession.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 6 – ACQUISITIONS (CONTINUED)

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009, management fees of $180,000 (2008: $180,000) were incurred to a private company which provides services to the Company of a director and officer of the Company. Of the 1,115,000 common shares issued in Note 8 (i), 450,000 common shares valued at the quoted market price of $51,750 were issued to this director and officer of the Company as a bonus. Of the 1,421,617 common shares issued in Note 8 (ii), 1,013,400 common shares valued at the quoted market price of $121,608 were issued to settle amounts owing to this director and officer of the Company of $206,658. The gain on debt settlement of $85,050 was recorded to additional paid in capital. (Note 8(ii)) At June 30, 2009, this company is owed $103,773 (December 31, 2008: $206,658) for management fees due. The Company is committed to pay this party $30,000 in management fees per month. The agreement with this party can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement.

During the six months ended June 30, 2009, consulting fees of $6,000 (2008: $6,000) were incurred to a director of the Company. At June 30, 2009, this director was owed $8,998 (December 31, 2008: $2,998) for unpaid fees. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

During the six months ended June 30, 2009, management fees of $108,000 (2008: $108,000) were incurred to a private company which provides services to the Company of an officer of the Company. Of the 1,115,000 common shares issued in Note 8 (i), 325,000 common shares valued at the quoted market price of $37,375 was issued to this director of the Company as a bonus. Of the 1,421,617 common shares issued in Note 8 (ii), 408,217 common shares valued at the quoted market price of $48,985 were issued to settle amounts owing to this director and officer of the Company of $52,037. The gain on debt settlement of $3,052 was recorded to additional paid in capital. (Note 8(ii)) At June 30, 2009, this party is owed $107,999 (December 31, 2008: $52,037) for management fees due. The Company is committed to pay this party $18,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date.

During the six months ended June 30, 2009, management fees of $18,000 (2008: $12,000) were incurred to an officer of the Company. Of the 1,115,000 common shares issued in Note 8 (i), 150,000 common shares valued at the quoted market price of $17,250 was issued to this officer of the Company as a bonus. The Company is committed to pay this officer $3,000 in management fees per month until April 1, 2010. At June 30, 2009, this officer was owed $26,883 (December 31, 2008: $8,883) for unpaid fees. The agreement automatically renews for four consecutive one-year terms unless either party terminates the agreement by providing thirty days written notice. This agreement can be terminated by the Company at any time by providing 30 days written notice.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009, management fees of $60,000 (2008: $Nil) were incurred to an officer of the Company. At June 30, 2009, this party is owed $119,533 (December 31, 2008: $59,533) for management fees due. The Company is committed to pay this officer $10,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 30 days written notice.

At June 30, 2009 and December 31, 2008, the Company recorded an accrued liability of $421,250, related to the exercise of SARs by two officers of the Company in accordance with certain provisions for tax indemnities in the officers’ management consulting agreements.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in notes 8 and 11.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK

Common Shares

During the six-month period ended June 30, 2009, the Company issued a private placement of 20,000 common shares at $0.25 per share for cash proceeds of $5,000.

During the six-month period ended June 30, 2009, the Company issued private placements of 112,500 common shares at $0.08 per share for cash proceeds of $9,000.

During the six-month period ended June 30, 2009, the Company issued the following for non-cash proceeds:

i.	1,115,000 common shares to directors, officers, and consultants of the Company for total bonus of $128,225, measured at the quoted market price of $0.115 per share (see Note 7);

ii.

1,421,617 common shares to a director and officer, and an officer of the Company for the settlement of debts owing in the amount of $258,696, of which 88,102 was recorded as a gain on settlement of debt being the excess of the liability over the fair value of the shares to additional paid in capital (Note 7). The common shares had a quoted market price of $0.12 per share on the date of issuance.;

iii.

219,917 units to a consulting company for the settlement of $32,988 in accounts payable. Each unit consists on one common share and one Series B preferred share (Note 8 – Preferred Shares – Series B). The common shares were measured at the quoted market price of $0.12 per share on the date of issuance. The fair value of $32,987 of the preferred shares – series B was recorded to mezzanine equity and charged as a dividend to Additional Paid-in Capital

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
JUNE 30, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

Common Shares (continued)

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

vii.

87,500 common shares on the exercise of 87,500 stock options at an exercise price of $0.50 for total proceeds of $43,750 of which $16,187 was settled through an amount owing under the exercise of SARs and the remainder was settled by a promissory note receivable;

	viii.	1,333,928 units for the conversion of $466,875 convertible notes payable;
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

During the year ended December 31, 2008, the Company entered into three subscription agreements to purchase common shares of the Company at $0.20 per share. The total amount of shares subscribed is 95,000 for total cash proceeds of $19,000. These amounts remain outstanding at June 30, 2009. (See subsequent events Note 12)

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

Warrants

A summary of the Company’s warrants outstanding and the changes for the periods noted is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2007	976,553	$0.54	1.33 years
Issued	4,133,028	0.59
Exercised / Cancelled / Expired	(171,429)	(0.70)

Balance December 31, 2008	4,938,152	0.56	1.10 years
Expired	(1,010,124)	(0.75)

Balance, June 30, 2009	3,928,028	$0.57	0.91 years

Expiry	Warrants	Exercise
Date	Outstanding	Price

March 28, 2010	568,200	0.50
March 31, 2010	1,333,928	0.70
June 5, 2010	272,000	0.50
June 5, 2010	96,400	0.50
July 30, 2010	1,557,500	0.50
September 3, 2010	100,000	0.50

Balance June 30, 2009	3,928,028

Preferred Shares- Series A- Authorized 100,000,000

In May 2007, three directors, (one of whom is also an officer) and another officer converted $4,800 of unpaid fees into 4,800,000 Series A, $0.001 par value, preferred shares. Each preferred share will have 10 votes, whereas each common share has only one vote. In the event the Company at any time or from time to time after the original date of issuance of the Series A Preferred Stock shall declare or pay any dividend or make any other distribution on the Corporation’s common stock payable in common stock or effect a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock), then the number of votes per share of Series A Preferred Stock shall be proportionately increased, concurrently with the effectiveness of such stock dividend, stock distribution or subdivision. Otherwise, the Series “A” preferred shares do not participate in any assets or dividends of the Company. Each of the four holders of the series “A” preferred shares as described have entered into an agreement with the Company (the “Shareholder Agreement”) that stipulates that at any time the holder thereof discontinues acting as an officer or director of the Company for any reason whatsoever, whether by mutually agreed upon termination of tenure, dismissal for cause or without cause, etc., the departing director or officer will immediately therewith return to treasury, those series “A” preferred shares issued in the name of said officer or Director for cancellation. On August 22, 2007, one of the Directors resigned and as a result, 200,000 preferred shares with a value of $200 were cancelled. As of June 30, 2009, the Company had 4,600,000 (December 31, 2008: 4,600,000) Series A preferred shares outstanding.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

Preferred Shares, Series B- Authorized 30,000,000

In October 2008, the Company issued 16,479,493 Series B, $0.001 par value preferred shares, for cash proceeds of 4,540 and settlement of accrued management and consulting fees of $11,940. At the time, the aggregate liquidation value was estimated at $5,620,000 and includes $90,000 accrued but unpaid dividends which represents a rate of return of 10% per annum on the sum of the preferred stockholder’s initial capital investment. During the six-month period ended June 30, 2009, 219,917 Series B preferred shares were issued with a fair value of $33,000. (Note 8(iii)). In the event of liquidation, sale, conveyance, transfer of all of substantially all of the assets of the Company, dissolution, or winding up of the affairs through consolidation, merger or other business combination of the Company, (the “Liquidation Event”), the holder shall receive out of the assets of the Company and an amount equal to the holders initial investment fusion as determined by the Board, plus a rate of return on this investment of 10% per annum, which is accreted each year as a dividend. While no dividends have been declared as of December 31, 2008, the Company has accrued dividends through a charge to “Additional paid-in capital” as accumulated and unpaid dividends are included in the redemption price of the Series B Stock. The Series B preferred shares have a first priority right for any future dividend distributions declared by the Company (the “Dividend Rights”), those Dividend Rights of which shall be in priority to any other preferred shares of the Company or the common shares of the Company. At the sole discretion of the Company, the issuance of the preferred shares will be on the basis of one preferred share to one common share of the Company where each common share must have been acquired through investment infusions deemed to be investments by the Board from the date commencing September 12, 2006. The holders of the preferred shares do not have any voting privileges. The Company has the discretion to redeem all or a portion of the preferred shares at any time.

As of June 30, 2009, the Company believes that it is not probable that the Series B Stock will become redeemable as the contingencies for liquidation event which entitles the preferred stockholder redemption value is not met.

The Series B Stock is recorded in the Company’s Consolidated Balance Sheets as “Mezzanine Equity” as it has a redemption feature not solely within the Company’s control. A summary of the changes in the Mezzanine Equity is as follows:

	Series B	Aggregate
	Outstanding	liquidation value
		$
Balance, December 31, 2007	-	-
Issued	16,479,493	5,530,000
Accrued dividends	-	90,000

Balance December 31, 2008	16,479,493	5,620,000
Issued	219,917	32,987
Accrued dividends	-	280,000

Balance, June 30, 2009	16,699,410	5,932,987

NOTE 9 – STOCK OPTION PLANS

During the six-month period ended June 30, 2009, the Company recorded stock-based compensation expense of $316,134 (three month period ended June 30, 2009 - $122,977) of which $124,050 (three month period ended June 30, 2009 - $62,025) relates to a compensation charge on unvested and to be granted options and SARs under three management consulting agreements (Note 11) and $192,084 (three month period ended June 30, 2009 - $60,953) for revaluation of share based compensation liability (Note 10). The Company estimated the fair value of these equity instruments on June 30, 2009 by applying the fair value method using the Black-Scholes option pricing model using expected life ranging from one-quarter to 10 years, risk-free interest rates of 0.58% to 2.78%, expected volatility ranges from 118% to 175% and dividend yield of $nil.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

a total of 1,700,000 escrowed performance shares can be purchased from escrow at a price of $10.00 per share on or before the first seven years after the Effective Date, if the Company’s assets increase by 400%, the market share price of the Company’s common stock achieves a minimum of $20.00, and the Company financial statements reflect a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges. To date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock based compensation has been recorded

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 9 – STOCK OPTION PLANS (CONTINUED)

As of June 30, 2009, no stock-based compensation has been recorded on the unvested escrow performance shares as it is not probable that the above performance conditions will be met.

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

A summary of the options outstanding and exercisable is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining		Aggregate
	Options	Exercise Price	Contractual Life		Intrinsic Value
Outstanding, December 31, 2008	3,382,000	$0.51	8.12 years	$	Nil
Expired during the period	(200,000)	0.50
Outstanding, June 30, 2009	3,182,000	$0.51	7.95 years	$	Nil

Exercisable, June 30, 2009	3,182,000	$0.51	7.95 years	$	Nil

A summary of the status of the Company’s unvested stock options as of June 30, 2009, and changes during the six month period ended June 30, 2009, is presented below:

	Number of	Weighted-Average
Unvested options	Shares	Grant Date Fair Value

Unvested at January 1, 2009	25,000	$0.50
Vested	(25,000)	0.50

Unvested at June 30, 2009	-	$0.50

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

During the six months ended June 30, 2008, 187,500 SARs expired resulting in the Company recording a recovery of $49,750 (three month period ended June 30, 2008 - $nil) related to the vested SARs.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 10 – STOCK APPRECIATION RIGHTS (CONTINUED)

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

During the six-month period ended June 30, 2009, 200,000 SARs expired. At June 30, 2009, a total of 3,000,000 SARs granted were unexercised, of which all SARs were vested. The Company estimated the fair value of $222,827 of the 3,000,000 SARs at June 30, 2009 by applying the fair value method using the Black-Scholes option pricing model using an expected life of 3 to 10 years, a risk-free interest rate of 0.58% to 2.78%, and an expected volatility from 118% to 175% resulting in decrease of SARs liability compared to March 31, 2009 of $1,071. As at June 30, 2009, the estimated fair value of $222,827 of the 3,000,000 SARs and the compensation relating to the unvested and to be granted SARs under three management consulting agreements of $124,050 (Note 9) equal the share based compensation liability of $346,877.

A summary of the stock appreciation rights is as follows:

					Weighted
				Weighted	Average
	Number of			Average Exercise	Remaining
	SAR	Exercise Price	Expiry Date	Price	Contractual Life

			April 1, 2009 to
Outstanding, December 31, 2008	3,200,000	$0.50	2018	$0.50	8.23 years
Expired during the period	(200,000)	0.50	April 1, 2009
Outstanding, June 30, 2009	3,000,000		April 1, 2018	$0.50	7.95 years

Exercisable, June 30, 2009	3,000,000			$0.50	7.95 years

As of June 30, 2009, the aggregate intrinsic value of the outstanding SARs was $nil.

NOTE 11 – CONTINGENCIES & COMMITMENTS

In January 2007, the Company entered into five agreements, two of which agreements have subsequently been terminated, five-year term management consulting agreements. The remaining three agreements provide for the granting of a total of 16,700,000 stock options and 16,700,000 stock appreciation rights, in aggregate, over the five year terms of the agreements. As of June 30, 2009, 4,700,000 stock options and 4,700,000 stock appreciation rights have been granted, the remaining 12,000,000 options and 12,000,000 stock appreciation rights vest over the remaining term ending January 1, 2012.

On July 1, 2007, the Company entered into a five-year-term management consulting agreement. The agreement provides for a signing bonus of $20,000, the issuance of 100,000 shares of unrestricted common stock and a monthly remuneration of $10,000. The Company has the right to terminate the agreement without cause by providing 30 days written notice. Upon termination of the agreement, the Company is required to pay this consultant severance of 6 months of monthly fees within 10 business days of the termination date. This agreement provides for the granting of 2,225,000 stock options and 2,225,000 stock appreciation rights, in aggregate, over the five year term. As of June 30, 2009, 250,000 stock options and 250,000 stock appreciation rights have been granted, the remaining 1,975,000 stock options and 1,975,000 stock appreciation rights will be granted on the anniversary dates of the agreements with terms to be set by the Board of Directors.

On February 15, 2008, the Company entered into a one-year term management consulting agreement. The agreement provides a monthly remuneration of $3,000 with no severance. This agreement also provides the granting of 100,000 stock options and 100,000 stock appreciation rights that vest evenly over four quarters. As of June 30, 2009, 100,000 stock options and stock appreciation rights have vested and expired pursuant to the terms of the management consulting agreement.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 11 – CONTINGENCIES & COMMITMENTS (CONTINUED)

The Company is also committed to pay compensation to senior officers of the Company as described in Note 7 –Related Party Transactions.

During the six-month period ended June 30, 2009, the Company recorded $248,100 (three month period ended June 30, 2009 - $124,050) to management and consulting fees as a compensation charge with corresponding entries of $124,050 to share based compensation liability and $124,050 to additional paid in capital. (Note 9)

On April 30, 2007, the Company commenced an arbitral action against SEPSA through the ICC requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to the Company 100% of the shares of SEPSA and to award damages incurred by the Company related to its out of pocket expenses, loss of business opportunity and loss of revenue. SEPSA subsequently filed a counter claim with the ICC seeking awards in the form of its legal fees and translation costs related to the dispute. Refer to Note 6.

NOTE 12 – SUBSEQUENT EVENTS

The Company issued 95,000 common shares for $19,000 in stock subscriptions received during 2008. (Note 8b)

The Company issued two promissory notes payable for $38,813, which are unsecured, due on demand, and bear simple interest at 12.5% due in full at inception of the notes.

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

Recent Corporate Developments

Since the commencement of our fiscal period ended June 30, 2009, we experienced the following significant corporate developments:

1.	On January 14, 2009, we issued a total of 1,115,000 of the Company’s common shares to the directors, officers, and consultants as a bonus.

2.	On January 15, 2009, we issued promissory notes for cash proceeds of $25,500, which are unsecured, due on demand and bear interest at 12.5%.

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

5.	On February 13, 2009, we issued 20,000 of the Company’s common shares in private placement for cash proceeds of $5,000.

6.

On February 18, 2009, we issued 219,917 units, each unit consisting of one common share and one preferred share – series B, in settlement of $32,987 owed by our Company to an independent third party for consulting services.

7.	On March 31, 2009, we issued promissory notes for cash proceeds of $76,452, which are unsecured, due on demand and bear interest of 12.5% due in full at inception of the note.

8.	On May 13, 2009, we issued promissory notes for cash proceeds of $19,991, which are unsecured, due on demand and bear interest of 12.5% due in full at inception of the note

9.	On June 10, 2009, we issued promissory notes for cash proceeds of $17,491, which are unsecured, due on demand and bear interest of 12.5% due in full at inception of the note

10.	On June 15, 2009, we issued 112,500 of the Company’s common shares in private placement for cash proceeds of $9,000.

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

As of the date of this filing, we have undergone substantial delays to the funding mandate related to the acquisition of the Cerro Negro concession due to the severity of the international economic and financial crisis. As a result, we have yet to raise the necessary capital to date to acquire the Concession as mandated by us with the assistance of Standard America’s and Standard Bank Plc (“Standard”), whereby Standard has been seeking an equity capital infusion of some $50 million on behalf of our company to complete the Cerro Negro acquisition and to commence operations there. As a result of the financial crisis, we have concluded that under the current market conditions only a 100% acquisition of the Cerro Negro concession is plausible. We have undertaken extensive discussions with CSRL to those ends while seeking complimentary investment candidates to participate in the acquisition of the Cerro Negro concession with us, but to date have been unable to facilitate funding the acquisition. We are continuing to review options related to structuring a proposal to CSRL in regard to making them an offer for a 100% purchase of the Cerro Negro concession. However, we currently do not foresee a definitive date under which such a proposal could be put forward.

In connection with the LOI for the purchase and development of CSRL’s Cerro Negro concession, our subsidiary and holding company for the purpose of the Cerro Negro concession, Pluris Energy Group Inc. (BVI) (“Pluris BVI”) issued an $840,000 convertible, non-retractable redeemable unsecured bond (the “CN Bond”) as security under the LOI. In the event that we do not perform under the LOI, ownership of the CN Bond can be transferred from Pluris BVI to CSRL. The CN Bond may be converted into common shares of our company at prices ranging from $3.25 per common share to $9.25 per common share. The CN Bond’s maturity date is September 30, 2011 and the interest rate is LIBOR plus 5%, with a floor of 10.5% and a ceiling of 13%. Interest under the CN Bond can be converted into common shares of our company at our discretion. At the date of this filing, we believe that our performance under the terms of the LOI as it relates to the CN Bond has been effectively undertaken and we further believe that pursuant to those undertakings being effectively administered by us according to the terms of the LOI, there are no matters there from that could result in our having to transfer ownership of the CN Bond to CSRL. In connection with the execution of the Agreement, we agreed to provide the CN Bond as a security guarantee to CSRL under terms of the Agreement in the event that we do not perform under the Agreement. If we complete the acquisition of Cerro Negro as planned and/or continue to perform under the terms of the Agreement, the CN Bond is to be returned to our treasury and cancelled subsequent to the financial closing of our acquisition of the Cerro Negro concession. We are currently undertaking the final submissions required of us with regard to receiving operatorship approvals from Petrominera Chubut S.E. and anticipate receipt of those approvals timely as it relates to the terms set forth in the Agreement with CSRL.

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

On January 16th, 2009 we were advised by our Argentine council that we received a favourable Arbitration Award from the ICC. The twenty-nine page docket rendered by the ICC binding the parties to the Award, approved by majority, determines that the SPA is terminated retroactively to October 31, 2006. It further determines that the SPA's early termination was seventy percent (70%) the responsibility of San Enrique and thirty percent (30%) the responsibility of Pluris Energy. The partial award rendering further stated that the final damages award would be provided to the parties by March 31, 2009. However, the Company, SEPSA and the arbitration tribunal agreed that in order for the ICC to be in a position to facilitate the rendering of a final damages award, an extensive amount of evidence must be produced by SEPSA, and by the Company, all of which would require being assessed through a third party valuation report by an appointed expert witness to substantiate the Company’s damages claim in order for the tribunal to conclude upon any final damages award being rendered.

Prior to the date of this filing, the parties to the proceedings were summoned by the arbitral tribunal, whereby the tribunal advised the parties that they would shortly be making a determination of and request from both SEPSA and our company, to provide our final damages claims’ to the ICC in the form that they require as a means for the tribunal to determine its final overall damages rendering related to the dispute. Our company and SEPSA have filed our respective offerings of evidence related to our specific claims and counter claims. In this regard, we have made claimed damages in the amount of $46.4 million for loss of revenue from July 1, 2006; loss of business opportunity related to increases to the values of assets owned and/or controlled by SEPSA and loss of out of pocket expenses from the inception of our efforts to win the bid for and complete the acquisition of SEPSA. SEPSA has filed an initial counter claim in the amount of $150,000 for recovery of its legal expenses and translation fees incurred to date related to the dispute between it and our company. Additionally,both parties were requested to submit to the tribunal, a brief summarizing criteria the tribunal would take under advisement from the parties to instruct an expert witness that the tribunal will appoint to utilize as the means under which to calculate and determine a final damages assessment.

As of the date of this filing, we have been advised by the ICC tribunal that Price Waterhouse Coopers has been appointed as expert witness and we anticipate to receive shortly from the tribunal, the list of criteria they will instruct the expert witness to utilize in its assessment of damages related to the dispute, which we will analyze and revert our comments back to the tribunal thereafter as we determine. The expert witness will then prepare a final list of assessment criteria to be utilized by the expert witness, which will thereafter be instructed by the tribunal to commence its assessment of damages, which we anticipate will occur over a period of approximately eight weeks subsequent to their commencement. To our best knowledge, the responsibility in the final damages award anticipated from the ICC, which we anticipate will be thereafter rendered by the tribunal based upon their exclusive assessment of all the evidence offered by the parties related to the dispute as analyzed and opined on by the appointed expert witness, would be allocated in the same proportion as the results from the partial award recently received from the ICC. On this basis, there is no determination as to the length of time necessary for the ICC to render its final damages award and, in that regard; we do not know what the final damages award may comprise. We believe that our position related to the claim we filed against SEPSA is substantive and that the issues pertaining to and being sought for resolution by us through the arbitral proceedings between us and SEPSA can be resolved in a manner that represents the best interests of our company.

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

Second Quarter and Six Month Summary

	Second Quarter Ended June 30			Six Months Ended June 30
			Percentage			Percentage
	2009	2008	Increase /	2009	2008	Increase /
			(Decrease)			(Decrease)
Revenue	-	-		-	-

Operating	$352,026	$2,865,110	(87.7)%	$984,701	$3,398,605	(71.0)%
Expenses
Depreciation	1,138	1,169	(2.7)%	2,365	2,338	(1.2)%
expenses
General and	513	116,857	(99.6)%	19,737	230,450	(91.4)%
Administrative
Management and	331,411	2,355,983	(85.9)%	857,618	2,681,325	(68.0)%
Consulting Fees
Professional Fees	18,964	391,101	(95.2)%	104,981	484,492	(78.3)%

Other items
Interest expenses	5,715	31,919	(82.1)%	18,459	71,129	(74.0)%
Debt
extinguishment	-	-	N/A	-	380,744	(100.0)%

Tax benefit					(197,186)	100.0%
Discontinued	-	-	N/A	-	(368,810)	100.0%
Operations

Net Loss	$(357,741)	$(2,897,029)	(87.6)%	$(1,003,160)	$(3,284,482)	(69.4)%

Revenue

We are presently in the exploration stage of our business, have not earned any revenues from our planned operations to date, and do not anticipate earning revenues until such time as we enter into commercial production of our project, or other oil and gas properties we may acquire from time to time.

General and Administrative Expenses

The decrease in general and administrative expenses for the three and six month periods ended June 30, 2009 was due to the decrease in office and rent expenses. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs.

Net Loss

The decrease in our losses from continuing operations for the three and six month periods ended June 30, 2009 as compared to the comparative period in 2008 was primarily due to a decrease in management and consulting fees, professional fees, and general and administrative expenses. Our net loss for the three month period ended June 30, 2009 was $357,741 or $0.01 per share compared to a net loss of $2,897,029 or $0.09 per share for the three month period ended June 30, 2008. The weighted average number of shares outstanding was 38,522,562 at June 30, 2009, compared to 30,984,737 at June 30, 2008.

The income from discontinued operations for the six month period ended June 30, 2009 consisted of $nil (2008 -$368,810) as there was a recovery of expenses due to the settlement of Petrogen’s debts and dissolution proceedings in 2008.

The other items of $(18,459) during the six month period ended June 30, 2009, consisted of interest and finance fee expense as compared to $(451,873) in the comparative period in 2008, was due to the recognition of a $380,744 debt extinguishment expense in 2008 related to certain notes payable, which were not convertible upon their initial issuance date.

Management and Consulting Fees

Management and consulting fees decreased by $1,823,707 or 68% for the six month period ended June 30, 2009 due to a decrease in stock-based compensation as no stock options were granted in 2009.

Professional Fees

Professional fees were $18,964 for the three month period ended June 30, 2009 compared to $391,101 for the three month period ended June 30, 2008 (a decrease of $372,137 or 92%). The decrease in professional fees was due to legal costs related to the ICC proceedings with SEPSA in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2009	At December 31, 2008	Increase / (Decrease)
Current Assets	$23,797	$29,839	(20.3)%
Current Liabilities	$2,751,586	$2,345,800	17.3%
Working Capital	$(2,727,789)	$(2,315,961)	(17.8)%

Cash Flows
	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Cash Flows used in Operating Activities	$(79,498)	$(1,067,637)
Cash Flows provided by (used in) Investing Activities	$-	$-
Cash Flows provided by (used in) Financing Activities	$77,206	$1,051,934
Net (decrease) increase in Cash During Period	$(2,292)	$(15,703)

As at June 30, 2009, current assets were comprised of: (i) $1,458 in cash; and (ii) $22,339 in prepaids and deposits.

As at June 30, 2009, our total assets were $38,899 comprised of: (i) $23,797 in current assets; and (ii) $15,102 in furniture and equipment (net of depreciation). The decrease in total assets at June 30, 2009 compared to total assets at December 31, 2008 was primarily due to a decrease in prepaid expenses due to the recognition of those expenses and a decrease in cash.

As at June 30, 2009, current liabilities were comprised of: (i) $1,570,847 in accounts payable and accrued liabilities; (ii) $346,877 in share based compensation liability; (iii) $112,500 in convertible notes payable; (iv) $354,176 in notes payable; and (v) $367,186 due to related parties.

As at June 30, 2009, our total liabilities were $2,751,586, all consisting of current liabilities. The increase in total liabilities at June 30, 2009 compared to total liabilities at December 31, 2008 was due primarily to the issuance of notes payable, an increase in the valuation of share based compensation liability, and an increase in amounts advanced by related parties.

Stockholders' deficit increased from $7,918,494 at December 31, 2008 to $8,645,674 at June 30, 2009.

For the six month period ended June 30, 2009, net cash used in continuing operating activities was $79,498 compared to net cash used in continuing operating activities of $1,067,637 for the six month period ended June 30, 2008. The $988,139 decrease in net cash used in operating activities is the result of lower professional fees and a decrease in the amount of management and consulting fees paid. Net cash used in continuing operating activities for the six month period ended June 30, 2009 was comprised of a net loss of $1,003,160 (2008: $3,284,482) and adjusted primarily by stock based compensation of $316,134 (2008: $2,275,738) and accrued management fees of $409,650 (2008: $95,773).

Cash flows from financing activities for the six month period ended June 30, 2009 was $77,206 compared to cash flow used in financing activities of $1,051,934 for the six month period ended June 30, 2008. The net cash flow from financing activities for the six month period ended June 30, 2009 was primarily comprised of: (i) $14,000 (2008: $351,100) in proceeds on sale of common stock including subscriptions received; and (ii) $139,434 (2008: $605,000) in notes payable. The decrease in net cash from financing activities for the period ended June 30, 2009 was primarily the result of less private placement proceeds and advances from notes payable.

Cash Requirements

Over the next twelve months we intend to acquire oil and gas properties in Argentina. We anticipate that we will incur the following costs and operating expenses over the next twelve months, excluding the acquisition costs related to our acquisition of the Cerro Negro concession, the BOA and San Enrique Petrolera S.A., as follows:

Estimated Funding Required During the Next Twelve Months
Expenses	Amount
Management fees	$1,400,000
Oil and Gas exploration & development expenses and holding costs	36,000,000
Professional fees	950,000
Investor relations	960,000
Rent, utilities and insurance	200,000
Other general & administrative expenses	400,000
Current liabilities	2,500,000
Total	$42,410,000

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

As at June 30, 2009, the Company has a working capital deficiency of $2,727,789. We have historically incurred losses, and through June 30, 2009 have incurred losses of $28,225,251 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Recently Adopted Accounting Pronouncements

On January 1, 2009, we adopted FASB Statement No. 157, Fair Value Measurement (“SFAS 157”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157. On January 1, 2008 we elected to implement this Statement with the one-year deferral. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we will adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are in the process of evaluating this standard in our consolidated financial statements for our fiscal year ended December 31, 2009

On January 1, 2009, we adopted FASB Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141(R)”) and Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). The new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements. The effect of adoption will generally be prospectively applied to transactions completed after the end of our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing noncontrolling interests will be retrospectively applied to all prior-period financial information presented. The impact of SFAS 141(R) and SFAS 160 on our consolidated financial statements is dependent upon acquisitions entered into by the Company after January 1, 2009. The Company has reached the conclusion that, this will have no impact on its consolidated financial statements.

On January 1, 2009, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency in derivative disclosures by requiring qualitative disclosure about objectives and strategies for using derivatives and quantitative disclosures about fair value amounts of gains and losses on derivative instruments. The adoption of SFAS 161 had no impact on the consolidated financial statements. We do not believe the adoption of FAS 161 will have a material impact on the disclosures in our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP will now require these disclosures to be made on a quarterly basis. FSP FAS 107-1 and APB 28-1 became effective for us on June 30, 2009. Adoption of these requirements did not have a material impact upon the Company’s financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), to be effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued”. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 became effective for us on June 30, 2009 and the adoption did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We are currently assessing the impact SFAS 168 will have on our consolidated financial statements and disclosures

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures

Disclosure and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our company’s chief executive officer and chief financial officer.

Based on this evaluation, our company’s chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as at June 30, 2009 were not effective to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

In light of the conclusion that our company's disclosure controls and procedures were ineffective as of June 30, 2009, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $22,901,048 from inception to June 30, 2009 and incurred losses from discontinued operations totaling approximately $5,324,203 for the same period. As of June 30, 2009, we had an accumulated deficit of $28,225,251 and a working capital deficiency of $2,727,789. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of August 13, 2009, we have 39,216,965 shares of common stock issued and outstanding. There are 16,778,099 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of June, 2009, there are an aggregate of 3,182,000 stock options and 3,928,028 warrants outstanding.

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

The trading price of our common stock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares. During fiscal periods ended June 30, 2009 and December 31, 2008, our common stock has traded as low as $0.05 and as high as $0.16. In addition to volatility associated with OTC Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the three month period ended June 30, 2009 that were not otherwise reported on a current report on Form 8-K.

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

Date: August 19, 2009.

By: /s/ Rahul Gandhi
Rahul Gandhi
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer
Date: August 19, 2009.