Form 10-Q
period 2009-09-30
PLURIS ENERGY GROUP INC
filed 2009-11-16
CIK 1057226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission File Number: 000-25579

PLURIS ENERGY GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0571853
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

12929 Gulf Freeway, Suite 200
Houston, Texas 77034
(Address of principal executive offices) (zip code)

713-538-1484
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
Yes [ x ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 13, 2009, there were 200,620,000 shares of the issuer’s common stock issued and outstanding, par value $0.001.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Unaudited)

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$188	$3,750
Prepaids and deposits	-	26,089

	188	29,839

FURNITURE AND EQUIPMENT, net of depreciation of $56,853 (2008 - $53,430)	14,045	17,467

	$14,233	$47,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,562,700	$1,551,084
Share based compensation liability (Notes 9 and 10)	319,876	154,793
Convertible notes payable (Note 5)	112,500	112,500
Notes payable (Note 4)	368,439	197,313
Due to related parties (Note 7)	511,585	330,110

TOTAL LIABILITIES	2,875,100	2,345,800

COMMITMENTS AND CONTINGENCIES (Notes 1, 6, and 11)

MEZZANINE EQUITY
Preferred stock, Series B, $0.001 par value, 30,000,000 shares authorized
16,699,410 (2008 – 16,479,493 ) issued and outstanding (Note 8)	6,072,987	5,620,000

STOCKHOLDERS’ DEFICIT (Note 8)
Common stock, $0.001 par value, 250,000,000 shares authorized
40,000,000 (2008 – 36,232,931) shares issued and outstanding	40,001	36,233
Additional paid-in capital	19,511,816	19,274,772
Preferred stock, $0.001 par value, 100,000,000 shares authorized
4,600,000 issued and outstanding	4,600	4,600
Share subscriptions receivable	-	(31,008)
Private placement subscriptions proceeds	-	19,000
Deficit accumulated during the exploration stage	(28,490,271)	(27,222,091)

TOTAL STOCKHOLDERS’ DEFICIT	(8,933,854)	(7,918,494)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$14,233	$47,306

Subsequent event – Note 12

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	Nine months	November 15,
	ended	ended	ended	ended	2001 (inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2009	2008	2009	2008	2009

EXPENSES
Depreciation	$1,058	$1,424	$3,423	$3,762	$56,853
General and administrative	25,045	126,910	44,783	357,361	2,890,009
Impairment of fixed assets	-	-	-	-	25,285
Management and consulting fees – (Notes 7,8,9 &11)	223,102	824,128	1,080,720	3,505,452	15,711,713
Professional fees (recovery)	(11,860)	71,202	93,120	555,694	3,005,715

LOSS FROM OPERATIONS	(237,345)	(1,023,664)	(1,222,046)	(4,422,269)	(21,689,575)

OTHER ITEMS
Interest and finance fee expense (Notes 4 and 5)	(27,675)	(3,553)	(46,134)	(74,682)	(485,687)
Loss on settlement of debt	-	-	-	-	(239,448)
Non-recurring costs of share exchange	-	-	-	-	(417,800)
Impairment of other investment	-	-	-	-	(150,000)
Debt extinguishment	-	-	-	(380,744)	(380,744)

	(27,675)	(3,553)	(46,134)	(455,426)	(1,673,679)

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	(265,020)	(1,027,217)	(1,268,180)	(4,877,695)	(23,363,254)
INCOME TAX BENEFIT FROM CONTINUING
OPERATIONS	-	7,502	-	197,186	197,186
LOSS FROM CONTINUING OPERATIONS	(265,020)	(1,019,715)	(1,268,180)	(4,680,509)	(23,166,068)

DISCONTINUED OPERATIONS (Note 2)
Results of oil and gas operations , net of income tax of
$nil, $7,502, $nil, $197,186 and $197,186	-	14,891	-	391,202	(5,324,203)

NET LOSS	$(265,020)	$(1,004,824)	$(1,268,180)	$(4,289,307)	$(28,490,271)

NET LOSS FROM CONTINUING OPERATIONS AS	$(265,020)	$(1,019,715)	$(1,268,180)	$(4,680,509)	$(23,166,068)
REPORTED
PREFERRED STOCK DIVIDEND (NOTE 8)	-	-	(32,987)	-	(5,546,507)
ACCRETION ON PREFERRED STOCK (NOTE 8)	(140,000)	-	(420,000)	-	(510,000)
NET LOSS AVAILABLE TO COMMON
STOCKHOLDERS FROM CONTINUING
OPERATIONS	$(405,020)	$(1,019,715)	$(1,721,167)	$(4,680,509)	$(29,222,575)
INCOME (LOSS) ALLOCATED TO COMMON
STOCKHOLDERS FROM DISCONTINUED
OPERATIONS, NET OF TAX	-	14,891	-	391,202	(5,324,203)
NET LOSS AVAILABLE TO COMMON
STOCKHOLDERS	$(405,020)	$(1,004,824)	$(1,721,167)	$(4,289,307)	$(34,546,778)

BASIC AND DILUTED NET INCOME(LOSS)
PER SHARE
Continuing operations	$(0.01)	$(0.03)	$(0.04)	$(0.16)
Discontinued operations	-	-	-	0.02
Net loss per common share	$(0.01)	$(0.03)	$(0.04)	$(0.14)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	39,503,755	33,762,775	38,847,040	30,925,681

The accompanying notes are an integral part of these interim consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months	November 15,
	ended	ended	2001 (inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,268,180)	$(4,289,307)	$(28,490,271)
Adjust for (gain) loss from discontinued operations, net of tax		(391,202)	5,324,203

Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	3,423	3,762	56,853
- accrued interest receivable	-	(3,445)	(3,708)
- accrued interest expense	25,104	81,375	302,069
- loss on settlement of debt	-	-	239,448
- accrued management fees	597,073	388,952	1,212,031
- non-recurring costs of share exchange	-	-	417,800
- stock-based compensation	351,152	2,392,623	9,615,728
- bonus expenses paid by the issuance of shares	128,225	535,969	3,109,979
- loss on write down of other investments	-	-	175,285
- debt extinguishment	-	380,744	380,744
- income tax benefit	-	(197,186)	(197,186)
Changes in operating assets and liabilities
- receivable	-	936	68,711
- prepaids and deposits	26,089	11,619	(27,204)
- accounts payable	18,548	(6,879)	2,286,259
Net cash used in continuing operations	(118,566)	(1,092,039)	(5,529,259)
Net cash used in discontinued operations	-	-	(1,832,441)
NET CASH USED IN OPERATING ACTIVITIES	(118,566)	(1,092,039)	(7,361,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(8,930)	(96,182)
Pre-reverse acquisition advances from Petrogen Corp.	-	-	100,000
Cash acquired on reverse acquisition of Petrogen Inc.	-	-	868
Proceeds on sale of other investments	-	-	30,000
Net cash from continuing investing activities	-	(8,930)	34,686
Net cash used in discontinued investing activities	-	-	(2,618,447)
NET CASH USED IN INVESTING ACTIVITIES	-	(8,930)	(2,583,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock including subscriptions received	14,000	516,100	6,574,874
Proceeds on sale of preferred shares, Series B	-	-	4,540
Restricted cash	-	-	(36,049)
Proceeds from notes payable	200,833	655,000	1,187,737
Proceeds from loans payable	-	-	700,250
Debenture payable	-	-	(138,302)
Loans receivable	-	-	925,000
Cash advances from former related parties	-	-	318,990
(Repayments) Advances from related parties	(99,829)	(90,005)	408,609
NET CASH FLOWS FROM FINANCING ACTIVITIES	115,004	1,081,095	9,945,649

NET INCREASE (DECREASE) IN CASH	(3,562)	(19,874)	188
CASH, BEGINNING	3,750	25,257	-

CASH, ENDING	$188	$5,383	$188
Non-cash items (notes 7, 8, 9, 10 and 11)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$13,875
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009

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

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009

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

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009

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

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009

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

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009

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

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009

	Common Stock
							Deficit
					Private		Accumulated
			Additional		placement	Share	during	Total
	Number of		Paid-in	Preferred	subscriptions	subscriptions	Exploration	Stockholders’
	Shares	Amount	Capital	Shares	proceeds	receivable	Stage	Equity (Deficit)

Balance carried forward	18,346,932	$18,347	$15,076,124	$-	$-	$-	$(15,067,443)	$27,028
Issued 4,800,000 shares of preferred stock		-	-	4,800	-	-	-	4,800
Stock issued for private placement, June 15, 2007	347,000	347	173,153	-	-	-	-	173,500
Stock issued for debt, June 15, 2007	207,733	208	72,499	-	-	-	-	72,707
Stock issued for note conversion, June 25, 2007	1,375,000	1,375	273,625	-	-	-	-	275,000
Stock issued for private placement, June 28, 2007	1,684,000	1,684	419,316	-	-	-	-	421,000
Stock issued for exercise of options, August 14, 2007	900,000	900	314,100	-	-	-	-	315,000
Stock issued for services, September 10, 2007	100,000	100	56,900	-	-	-	-	57,000
Cancelled 200,000 shares of preferred stock		-	200	(200)	-	-	-	-
Stock issued for note conversion, September 26, 2007	375,000	375	74,625	-	-	-	-	75,000
Stock issued for note interest, September 26, 2007	7,574	7	3,576	-	-	-	-	3,583
Stock issued for private placement, September 28, 2007	731,429	732	199,268	-	-	-	-	200,000
Stock issued for exercise of options for cash, October 16, 2007	100,000	100	24,900	-	-	-	-	25,000
Stock issued for exercise of options, November 26, 2007	132,822	133	55,137	-	-	-	-	55,270
Stock issued for exercise of options, December 14, 2007	2,575,000	2,575	1,279,925	-	-	-	-	1,282,500
Stock issued for exercise of warrants, December 14, 2007	878,876	879	438,559	-	-	-	-	439,438
Stock issued for private placement, December 14, 2007	224,000	224	84,676	-	-	-	-	84,900
Stock issued for exercise of options for cash, December 14,	50,000	50	24,950	-	-	-	-	25,000
2007
Stock issued for debt, December 14, 2007	124,458	124	149,226	-	-	-	-	149,350
Stock-based compensation	-	-	1,578,806	-	-	-	-	1,578,806
Private placement subscription proceeds	-	-	-	-	102,520	-	-	102,520
Net loss	-	-	-	-	-	-	(7,505,227)	(7,505,227)

Balance, December 31, 2007	28,159,824	$28,160	$20,299,565	$4,600	$102,520	$-	$(22,572,670)	$(2,137,825)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009

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

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
(Unaudited)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM NOVEMBER 15, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2009

	Common Stock
								Deficit
					Private			Accumulated	Total
			Additional		Placement		Share	during	Stockholders’
	Number of		Paid-in	Preferred	subscriptions		subscriptions	Exploration	Equity
	Shares	Amount	Capital	Shares	proceeds		receivable	Stage	(Deficit)

Balance carried forward	36,232,931	$36,233	$19,274,772	$4,600	$19,000	$	(31,008)	$(27,222,091)	$(7,918,494)
Stock issued for bonus award, January 14, 2009 (Note 8(i))	1,115,000	1,115	127,110	-	-		-	-	128,225
Stock issued for debt settlement, February 13, 2009 (Note 8(ii))	1,421,617	1,422	257,274	-	-		-	-	258,696
Stock issued for private placement, February 13, 2009 (Note 8)	20,000	20	4,980	-	-		-	-	5,000
Stock issued for debt settlement, February 18, 2009 (Note 8(iii))	219,917	221	32,768	-	-		-	-	32,989
Share subscriptions receivable offset against consulting fees payable	-	-	-	-	-		31,008	-	31,008
Stock issued for private placement, June 15, 2009 (Note 8)	112,500	112	8,888	-	-				9,000
Stock issued for private placements, August 14, 2009 (Note 8)	95,000	95	18,905	-	(19,000)		-	-	-
Stock issued for debt settlement, August 24, 2009 (Note 8(iv))	783,035	783	54,029	-	-		-	-	54,812
Stock-based compensation (Note 9)	-	-	186,077	-	-		-	-	186,077
Net loss	-	-	-	-	-		-	(1,268,180)	(1,268,180)
Dividend on Series B Preferred Stock (Note 8)	-	-	(32,987)	-	-		-	-	(32,987)
Accretion of Series B Preferred Stock (Note 8)	-	-	(420,000)	-	-		-	-	(420,000)

Balance, September 30, 2009	40,000,000	$40,001	$19,511,816	$4,600	$-		$-	$(28,490,271)	$(8,933,854)

The accompanying notes are an integral part of these consolidated financial statements

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS, GOING CONCERN AND BASIS OF PRESENTATION

Pluris Energy Group Inc. (the “Company” or “Pluris”) was incorporated in the State of Nevada. Its mandate was to become an international oil and gas company engaged in the acquisition of producing oil and gas assets in Argentina. As a result of business acquisition of Nationwide Energy Portal Inc. (“NEP”) subsequent to year end, Pluris is currently positioned to provide proprietary fully automated real time business sourcing, information a gathering and forecasting system that caters to Retail Electric Providers (“REP’s”), energy brokers, and their agents, providing a web-based portal application that stores and manages data for the purpose of selling commercial electricity contracts in deregulated electric energy markets. NEP’s also compiles manages and distributes in real-time, current electricity rates from REP’s and estimates future wholesale and retail electricity rates as well as forecasting load based on historical data.

On August 28, 2009, the Company entered into a share exchange agreement (the “Agreement”) with.NEP, a Texas corporation, and all the shareholders of NEP (the “Vendors”). NEP owns certain proprietary software utilized by electricity brokers. On October 15, 2009, the Agreement closed and as a result, NEP became a wholly-owned subsidiary of the Company. (Note 12). The company is now focusing on the business opportunities of its newly acquired subsidiary.

As at September 30, 2009, the Company has a working capital deficiency of $2,874,912 and has realized significant losses to date. The Company’s continuance of operations is contingent on raising additional capital, settling its outstanding debts and on the future acquisition and successful development of oil and gas properties. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. Advances from certain significant shareholders and funding from private placements will form the primary source of short-term funding for the Company during the next twelve months. The continuation of the Company is dependent upon the continuing financial support of stockholders.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Recently Adopted and Recently Issued Accounting Standards

On January 1, 2009, we adopted FASB Statement No. 157, Fair Value Measurement (“SFAS 157”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157. On January 1, 2008 we elected to implement this Statement with the one-year deferral. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we adopted the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We will continue to evaluate this standard in our consolidated financial statements for our fiscal year ended December 31, 2009.

On January 1, 2009, we adopted FASB Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141(R)”) and Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). The new standards represent the completion

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

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

In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP will now require these disclosures to be made on a quarterly basis. FSP FAS 107-1 and APB 28-1 became effective for us on June 30, 2009. Adoption of these requirements did not have a material impact upon the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), to be effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not materially change the existing guidance but introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were “available to be issued”. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 became effective for us on June 30, 2009. See Note 12.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 did not have a material impact on our consolidated financial statements and disclosures.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 166 removes the concept of a qualifying special-purpose entity. Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance. Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met. Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets. Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period. The Company has no current involvement with transferred assets but will comply should the situation arise.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 2 – PROPERTY HELD FOR SALE

	December 31,	Incurred in	December 31.	Incurred in	September 30,
	2007	the period	2008	the period	2009
Oil and Gas Properties, Unproved
Acquisition costs	$368,146	$-	$368,146	$-	$368,146
Exploration costs	2,680,137	-	2,680,137	-	2,680,137
	3,048,283	-	3,048,283	-	3,048,283

Less accumulated depletion and impairment	(2,969,166)	-	(2,969,166)	-	(2,969,166)
Less disposition of property	-	(79,117)	(79,117)	-	(79,117)

	$79,117	$(79,117)	$-	$-	$-

Following a period of poor financial performance and continued losses on its United States oil and gas operations, the Company commenced a process to sell its United States oil and gas properties. Accordingly, the results of US oil and gas operations were classified as discontinued operations in the consolidated statements of operations and the assets were classified on the consolidated balance sheets as property held for sale. The consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 and from November 15, 2001 (inception) to September 30, 2009 for operating activities and investing activities have been separated between continuing and discontinued operations.

The results from discontinued operations are summarized as follows:

	Nine Months	Nine Months	November 15, 2001
	ended	ended	(Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009

Revenue - gas sales	$-	$-	$542,632

Operating Expenses
Depletion	-	-	25,643
Financing fees	-	-	871,850
Lease operating expenses	-	-	342,486
Impairment of oil and gas properties	-	-	2,943,524
General and administrative	-	-	2,074,534

	-	-	6,258,037

Net Operating Loss	-	-	(5,715,405)
Gain on dissolution of United States subsidiary, net of tax	-	391,202	391,202

Results of oil and gas operations	$-	$391,202	$(5,324,203)

On April 8, 2008, pursuant to the assignment of Petrogen’s assets, the Company’s US subsidiary, Petrogen was wound-up and dissolved through filing for dissolution with the Colorado Secretary of State. All outstanding financial obligations, security interest liens, subordinate security interests, other subordinate liens and/or outstanding amounts invoiced to and/or held over Petrogen, if any, by third party creditors of Petrogen, have been fully discharged and terminated as of January 8, 2008, resulting in the wind-up being completed with no further outstanding financial obligations. The Company has recognized $391,202 gain (net of tax of $197,186) on write-off of payables arising from the settlement and dissolution of Petrogen and all of its outstanding financial obligations.

NOTE 3 – SHARE SUBSCRIPTION RECEIVABLE

During 2008, the Company received an unsecured promissory note receivable for $27,563 bearing 12.5% per annum interest and due on December 31, 2008. At December 31, 2008, interest accrued amounted to $3,445 for total share subscription receivable of $31,008 and has been recorded as a reduction to equity. The share subscription receivable arose from the exercise of 87,500 stock options at $0.50 per share. During the nine-month period ended September 30, 2009, the share subscription receivable of $31,008 was applied against accrued consulting fees to the note holder which was equivalent to the fair value of the services performed.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 4 – NOTES PAYABLE

Balance, December 31, 2008	$197,313
Notes issued	200,834
Accrued interest at 12.5%	25,104
Notes settled (Note 8(iv))	(54,812)

Balance, September 30, 2009	$368,439

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

For the year ended December 31, 2008 the Company had notes payable outstanding totaling $197,313 including interest of $21,924, which are unsecured, due on demand, and bear simple interest at 12.5% due in full at the inception of the note payable. During 2008, the Company issued an additional seven promissory notes for $681,500 with the same terms as the previous notes, accrued $85,188 interest on those notes, and then amended six of the promissory notes totaling $579,375 including simple interest of $64,375 to include conversion terms. (Note 5)

During the nine months ended September 30, 2009, the Company issued seven promissory notes for $200,834 which are unsecured, due on demand, and bear simple interest of 12.5% due in full at inception of the notes. $25,104 in interest has been recorded on these notes.

On August 24, 2009, the Company entered into a private placement agreement with a creditor in settlement of $54,812 including interest of $6,090 for proceeds of the private placement for 783,035 common shares at a quoted market price of $0.07 per share. (Note 8(iv))

As at September 30, 2009 the total notes payable outstanding are $368,439 (including interest of $40,938).

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On March 28, 2008 (the “Amendment Date”), the Company entered into an Amendment Agreement (the “Promissory Note Amendment Agreement”) whereby terms of six promissory notes totaling $579,375 (Note 4) including accrued interest of $64,375 were amended providing for conversion rights into units (“Units”) of the Company for all of or portions of the principal and accrued interest. The Notes are convertible at $0.35 where each Unit is comprised of one common share and one common share purchase warrant. Each share purchase warrant is exercisable commencing 90 days subsequent to the date of the conversion for a period of two years from the date of conversion at an exercise price of $0.70 per warrant. The Company estimated the fair value of the amended convertible notes by comparing the carrying value of the old notes with the value of the shares and warrants underlying the new convertible notes. Management determined that the interest rate approximated the true market rate at the time. The common shares were valued using the quoted market value of the Company’s common share on the amendment date while the warrants were valued using the Black-Scholes valuation model. The Company estimated the fair value of the share purchase warrants granted to be $266,786 by applying the fair value method using the Black-Scholes option pricing model using an expected life of two years, exercise price of $0.70, a risk-free interest rate of 1.75% and an expected volatility of 128%. The excess of the total fair value of consideration and the fair value of the debt was $380,744 and has been accounted for as a loss on extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2008.

As at September 30, 2009, the balance of convertible notes payable is $112,500 (2008: $112,500) (including interest of $12,500) (2008: $12,500).

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 6 – ACQUISITIONS

Subsequent to the closing of the Company’s share exchange agreement with NEP, whereas the Company’s business strategy has changed, all previous undertakings of the Company’s subsidiaries no longer applies to the business strategy of the Company as the subsidiaries were sold by the Company pursuant to the terms of the Share Exchange Agreement with NEP. (Note 12)

SAN ENRIQUE PETROLERA S.A.

On August 18, 2006, the Company entered into a share purchase agreement (“SPA”) with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. As a result of issues that arose amongst SEPSA and two of its partners on SEPSA’s Tierra del Fuego concessions, matters between SEPSA and the Company resulted in an arbitral proceeding being initiated by the Company against SEPSA. In this regard, the arbitral proceedings have been ongoing, with no definitive date of resolution as at the date of this filing.

CLEAR S.R.L.

In November 2007, the Company entered into a Letter of Intent agreement (“LOI”) with Clear S.R.L. ("Clear")., whereby the Company acquired the exclusive right to purchase and develop up to 100% of Clear's 186 square kilometer Cerro Negro concession, Chubut Province, Golfo San Jorge Basin, Argentina ("Cerro Negro" or “the Concession”).

As of the date of this filing, the Company has undergone substantial delays to the funding mandate related to the acquisition of the Cerro Negro concession due to the severity of the international economic and financial crisis. As a result, the Company was unable to raise the necessary capital to acquire the Concession.

BUENOS AIRES OIL & GAS COMPANY

In December 2007, the Company entered into a LOI to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company (the “BAO”) as a wholly owned operating subsidiary to the Company, which holds leasehold interests primarily located in the Neuquén Basin, Rio Negro Province, Argentina.

As BAO was unable to display its capacity to secure the necessary extensions over the portions of its concession interests from the Argentine provincial authorities, the Company ceased any further discussions with BAO or activities related to the Company’s ongoing interest in the acquisition of BAO.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, management fees of $270,000 (2008: $270,000) were incurred to a private company which provides services to the Company of a director and officer of the Company. Of the 1,115,000 common shares issued in Note 8 (i), 450,000 common shares valued at the quoted market price of $51,750 were issued to this director and officer of the Company as a bonus. Of the 1,421,617 common shares issued in Note 8 (ii), 1,013,400 common shares valued at the quoted market price of $121,608 were issued to settle amounts owing to this director and officer of the Company of $206,658. The gain on debt settlement of $85,050 was recorded to additional paid in capital. At September 30, 2009, this company is owed $170,171 (December 31, 2008: $206,658) for management fees due. The Company is committed to pay this party $30,000 in management fees per month. The agreement with this party can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date plus an additional severance cash payment equating to the value of 5% of the Gross Market Capital Increase in the Company from January 1, 2007 until the date of the termination of this agreement. This agreement has been terminated without severance as a result of the share exchange agreement (see note 12).

During the nine months ended September 30, 2009, consulting fees of $9,000 (2008: $9,000) were incurred to a director of the Company. At September 30, 2009, this director was owed $11,999 (December 31, 2008: $2,998) for unpaid fees. The Company is committed to pay this director $1,000 per month. This agreement can be terminated by the Company at any time by providing 30 days written notice. This agreement has been terminated as a result of the share exchange agreement (see note 12).

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

During the nine months ended September 30, 2009, management fees of $144,000 (2008: $162,000) were incurred to a private company which provides services to the Company of an officer of the Company. Of the 1,115,000 common shares issued in Note 8 (i), 325,000 common shares valued at the quoted market price of $37,375 was issued to this director of the Company as a bonus. Of the 1,421,617 common shares issued in Note 8 (ii), 408,217 common shares valued at the quoted market price of $48,985 were issued to settle amounts owing to this director and officer of the Company of $52,037. The gain on debt settlement of $3,052 was recorded to additional paid in capital. At September 30, 2009, this party was owed $143,999 (December 31, 2008: $52,037) for management fees due. The Company is committed to pay this party $18,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 60 days written notice. Upon termination of the agreement, the Company is required to pay this party severance of 24 months of monthly fees within 10 business days of the termination date. This agreement has been terminated without severance as a result of the share exchange agreement (see note 12).

During the nine months ended September 30, 2009, management fees of $27,000 (2008: $21,000) were incurred to an officer of the Company. Of the 1,115,000 common shares issued in Note 8 (i), 150,000 common shares valued at the quoted market price of $17,250 was issued to this officer of the Company as a bonus. The Company is committed to pay this officer $3,000 in management fees per month until April 1, 2010. At September 30, 2009, this officer was owed $35,883 (December 31, 2008: $8,883) for unpaid fees. The agreement automatically renews for four consecutive one-year terms unless either party terminates the agreement by providing thirty days written notice. This agreement can be terminated by the Company at any time by providing 30 days written notice. This agreement has been terminated as a result of the share exchange agreement (see note 12).

During the nine months ended September 30, 2009, management fees of $90,000 (2008: $Nil) were incurred to an officer of the Company. At September 30, 2009, this party is owed $149,533 (December 31, 2008: $59,533) for management fees due. The Company is committed to pay this officer $10,000 in management fees per month. This agreement can be terminated by the Company at any time by providing 30 days written notice. This agreement has been terminated as a result of the share exchange agreement (see note 12).

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. Other related party transactions are disclosed in notes 8 and 11.

NOTE 8 – CAPITAL STOCK

Common Shares

During the nine-month period ended September 30, 2009, the Company issued a private placement of 20,000 common shares at $0.25 per share for cash proceeds of $5,000, issued 112,500 common shares at $0.08 per share for cash proceeds of $9,000 and issued 95,000 common shares pursuant to three private placement agreements at $0.20 per share for which subscription proceeds of $19,000 were received during 2008.

During the nine-month period ended September 30, 2009 the Company issued the following for non-cash proceeds:

i.	1,115,000 common shares to directors, officers, and consultants of the Company for total bonus of $128,225, measured at the quoted market price of $0.115 per share (see Note 7);

ii.

1,421,617 common shares to a director and officer, and an officer of the Company for the settlement of debts owing in the amount of $258,696, of which $88,102 was recorded as a gain on settlement of debt being the excess of the liability over the fair value of the shares to additional paid in capital (Note 7). The common shares had a quoted market price of $0.12 per share on the date of issuance;

iii.

219,917 common shares to a consulting company for the settlement of $32,989 in accounts payable. The common shares were measured at the quoted market price of $0.12 per share on the date of issuance. The common shares were issued as part of units with each unit consisting of one common share and one Series B preferred share (note 8 – Preferred Shares – Series B). The fair value of $32,987 of preferred shares – series B was recorded to mezzanine equity and charged as a dividend; and

iv.

783,035 common shares to a creditor for the settlement of notes payable totaling $54,812. The common shares were issued at the quoted market price of $0.07 per share. No gain or loss was recognized on the settlement. (Note 4)

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

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
SEPTEMBER 30, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

Common Shares (continued)

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

During the year ended December 31, 2008, the Company entered into three subscription agreements to purchase common shares of the Company at $0.20 per share. The total amount of shares subscribed was 95,000 for total cash proceeds of $19,000, which were issued during the nine months ending September 30, 2009.

Warrants

A summary of the Company’s warrants outstanding and the changes for the periods noted is as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2007	976,553	$0.54	1.33 years
Issued	4,133,028	0.59
Exercised / Cancelled / Expired	(171,429)	(0.70)

Balance December 31, 2008	4,938,152	0.56	1.10 years
Expired	(1,010,124)	(0.75)

Balance, September 30, 2009	3,928,028	$0.57	0.66 years

Expiry	Warrants	Exercise
Date	Outstanding	Price

March 28, 2010	568,200	0.50
March 31, 2010	1,333,928	0.70
June 5, 2010	272,000	0.50
June 5, 2010	96,400	0.50
July 30, 2010	1,557,500	0.50
September 3, 2010	100,000	0.50

Balance September 30, 2009	3,928,028

Subsequent to the Company’s share exchange agreement closing, all warrants expired unexercised (see note 12).

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

Preferred Shares- Series A- Authorized 100,000,000

In May 2007, three directors, (one of whom is also an officer) and another officer converted $4,800 of unpaid fees into 4,800,000 Series A, $0.001 par value, preferred shares. Each preferred share will have 10 votes, whereas each common share has only one vote. In the event the Company at any time or from time to time after the original date of issuance of the Series A Preferred Stock shall declare or pay any dividend or make any other distribution on the Corporation’s common stock payable in common stock or effect a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in Common Stock), then the number of votes per share of Series A Preferred Stock shall be proportionately increased, concurrently with the effectiveness of such stock dividend, stock distribution or subdivision. Otherwise, the Series “A” preferred shares do not participate in any assets or dividends of the Company. Each of the four holders of the series “A” preferred shares as described have entered into an agreement with the Company (the “Shareholder Agreement”) that stipulates that at any time the holder thereof discontinues acting as an officer or director of the Company for any reason whatsoever, whether by mutually agreed upon termination of tenure, dismissal for cause or without cause, etc., the departing director or officer will immediately therewith return to treasury, those series “A” preferred shares issued in the name of said officer or Director for cancellation. On August 22, 2007, one of the Directors resigned and as a result, 200,000 preferred shares with a value of $200 were cancelled. As of September 30, 2009, the Company had 4,600,000 (December 31, 2008: 4,600,000) Series A preferred shares outstanding. As a result of the share exchange agreement (see note 12) entered into by the Company on August 27, 2009, the remaining 4,600,000 Series A Preferred Shares were gifted subsequent to September 30, 2009 to the incoming senior officers of the newly merged company.

Preferred Shares, Series B- Authorized 30,000,000

In October 2008, the Company issued 16,479,493 Series B, $0.001 par value preferred shares, for cash proceeds of 4,540 and settlement of accrued management and consulting fees of $11,940. At the time, the aggregate liquidation value was estimated at $5,620,000 and includes $90,000 accrued but unpaid dividends which represents a rate of return of 10% per annum on the sum of the preferred stockholder’s initial capital investment. During the nine-month period ended September 30, 2009, 219,917 Series B preferred shares were issued with a fair value of $33,000. (Note 8(iii)). In the event of liquidation, sale, conveyance, transfer of all of substantially all of the assets of the Company, dissolution, or winding up of the affairs through consolidation, merger or other business combination of the Company, (the “Liquidation Event”), the holder shall receive out of the assets of the Company and an amount equal to the holders initial investment fusion as determined by the Board, plus a rate of return on this investment of 10% per annum, which is accreted each year as a dividend. While no dividends have been declared as of December 31, 2008, the Company has accrued dividends through a charge to “Additional paid-in capital” as accumulated and unpaid dividends are included in the redemption price of the Series B Stock. The Series B preferred shares have a first priority right for any future dividend distributions declared by the Company (the “Dividend Rights”), those Dividend Rights of which shall be in priority to any other preferred shares of the Company or the common shares of the Company. At the sole discretion of the Company, the issuance of the preferred shares will be on the basis of one preferred share to one common share of the Company where each common share must have been acquired through investment infusions deemed to be investments by the Board from the date commencing September 12, 2006. The holders of the preferred shares do not have any voting privileges. The Company has the discretion to redeem all or a portion of the preferred shares at any time.

As of September 30, 2009, the Company believes that it is not probable that the Series B Stock will become redeemable as the contingencies for liquidation event which entitles the preferred stockholder redemption value is not met.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 8 – CAPITAL STOCK (CONTINUED)

Preferred Shares, Series B- Authorized 30,000,000 (continued)

The Series B Stock is recorded in the Company’s Consolidated Balance Sheets as “Mezzanine Equity” as it has a redemption feature not solely within the Company’s control. A summary of the changes in the Mezzanine Equity is as follows:

	Series B	Aggregate
	Outstanding	liquidation value
		$
Balance, December 31, 2007	-	-
Issued	16,479,493	5,530,000
Accrued dividends	-	90,000

Balance December 31, 2008	16,479,493	5,620,000
Issued	219,917	32,987
Accrued dividends	-	420,000

Balance, September 30, 2009	16,699,410	6,072,987

As a result of Company’s share exchange agreement closing subsequent to period end, the reverse acquisition (Note 12) triggered a distribution of assets under the liquidation provision of the series B preferred shares. By majority vote, the series B preferred shareholders agreed to settle the distribution by transferring the remaining assets of the Company to Pluris Energy Group Inc., a British Virgin Islands Corp, which was divested as a result of the share exchange agreement. In connection with this asset distribution and by majority vote, the issued and outstanding series B preferred shares were cancelled.

NOTE 9 – STOCK OPTION PLANS

During the three-month period ended September 30, 2009, the Company recorded stock-based compensation expense of $351,152 (nine month period ended September 30, 2008 - $2,392,623) of which $186,077 (three month period ended September 30, 2009 -$62,025) relates to a compensation charge on unvested and to be granted options and SARs under three management consulting agreements (Note 11) and $165,075 (three month period ended September 30, 2009 - $(89,025)) for revaluation of share based compensation liability (Note 10). The Company estimated the fair value of these equity instruments on September 30, 2009 by applying the fair value method using the Black-Scholes option pricing model using expected life ranging from one-quarter to 10 years, risk-free interest rates of 1.38% to 3.14%, expected volatility ranges from 126% to 160% and dividend yield of $nil.

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

During the nine months ended September 30, 2008, the Company also recorded stock-based compensation expense of $96,900 related to the vesting of 240,000 stock options. In the period 437,500 stock options were exercised, 127,500 stock options were cancelled, and 102,178 stock options expired in the period. During the nine the months ended September 30, 2008, the Company also stock-based compensation on the issuance of warrants of $465,374, on the revaluation of share-based compensation liability of $603,775, and $17,187 on exercise of SARs.

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
SEPTEMBER 30, 2009
(Unaudited)

NOTE 9 – STOCK OPTION PLANS (CONTINUED)

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

a total of 1,700,000 escrowed performance shares can be purchased from escrow at a price of $10.00 per share on or before the first seven years after the Effective Date, if the Company’s assets increase by 400%, the market share price of the Company’s common stock achieves a minimum of $20.00, and the Company financial statements reflect a minimum of $15,000,000 profit before taxes, depletion, amortization and stock based compensation charges. To date, no specific awards under this provision have been granted by the Board of Directors and accordingly no stock based compensation has been recorded

As of September 30, 2009, no stock-based compensation has been recorded on the unvested escrow performance shares as it was not probable that the above performance conditions will be met.

Subsequent to the Company’s share exchange agreement closing, the Company’s PSIP 2006 has been terminated (see note 12).

Effective July 18, 2007, the Company adopted an “Equity Incentive Plan” (the “EIP”), the maximum aggregate number of shares of Common Stock that may be issued and sold under all Awards granted under the EIP shall be equal to 20% of the issued and outstanding common stock (on a fully diluted basis). To date the Company has registered 2,000,000 common shares under a Form 8 Registration Statement filed with the United States Securities and Exchange Commission. Subsequent to the Company’s share exchange agreement closing, the Company’s EIP has been terminated (see note 12).

A summary of the options outstanding and exercisable is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining		Aggregate
	Options	Exercise Price	Contractual Life		Intrinsic Value
Outstanding, December 31, 2008	3,382,000	$0.51	8.12 years	$	Nil
Expired during the period	(200,000)	0.50
Outstanding, September 30, 2009	3,182,000	$0.51	7.70 years	$	Nil

Exercisable, September 30, 2009	3,182,000	$0.51	7.70 years	$	Nil

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 9 – STOCK OPTION PLANS (CONTINUED)

A summary of the status of the Company’s unvested stock options as of September 30, 2009, and changes during the nine month period ended September 30, 2009, is presented below:

	Number of	Weighted-Average
Unvested options	Shares	Grant Date Fair Value

Unvested at January 1, 2009	25,000	$ 0.50
Vested	(25,000)	0.50

Unvested at September 30, 2009	-	$ 0.50

Subsequent to the Company’s share exchange agreement closing, all stock options expired unexercised (see note 12).

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

During the nine-month period ended September 30, 2009, 200,000 SARs expired. At September 30, 2009, a total of 3,000,000 SARs granted were unexercised, of which all SARs were vested. The Company estimated the fair value of $133,799 of the 3,000,000 SARs at September 30, 2009 by applying the fair value method using the Black-Scholes option pricing model using an expected life of 3 to 10 years, a risk-free interest rate of 1.38% to 3.14%, and an expected volatility from 126% to 160% resulting in decrease of SARs liability compared to June 30, 2009 of $89,025. As at September 30, 2009, the estimated fair value of $133,799 of the 3,000,000 SARs and the compensation relating to the unvested and to be granted SARs under three management consulting agreements of $186,077 (Note 9) equal the share based compensation liability of $319,876.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 10 – STOCK APPRECIATION RIGHTS (CONTINUED)

A summary of the stock appreciation rights is as follows:

					Weighted
				Weighted	Average
	Number of			Average Exercise	Remaining
	SAR	Exercise Price	Expiry Date	Price	Contractual Life

Outstanding, December 31, 2008	3,200,000	$ 0.50	April 1, 2009--2018	$ 0.50	8.23 years
Expired during the period	(200,000)	0.50	April 1, 2009
Outstanding, September 30, 2009	3,000,000		April 1, 2018	$ 0.50	7.70 years

Exercisable, September 30, 2009	3,000,000			$ 0.50	7.70 years

As of September 30, 2009, the aggregate intrinsic value of the outstanding SARs was $nil. Subsequent to the Company’s share exchange agreement closing, all SARs expired unexercised (see note 12).

NOTE 11 – CONTINGENCIES & COMMITMENTS

In January 2007, the Company entered into five agreements, two of which agreements have subsequently been terminated, five-year term management consulting agreements. The remaining three agreements provide for the granting of a total of 16,700,000 stock options and 16,700,000 stock appreciation rights, in aggregate, over the five year terms of the agreements. As of September 30, 2009, 4,700,000 stock options and 4,700,000 stock appreciation rights have been granted, the remaining 12,000,000 options and 12,000,000 stock appreciation rights vest over the remaining term ending January 1, 2012.

On July 1, 2007, the Company entered into a five-year-term management consulting agreement. The agreement provides for a signing bonus of $20,000, the issuance of 100,000 shares of unrestricted common stock and a monthly remuneration of $10,000. The Company has the right to terminate the agreement without cause by providing 30 days written notice. Upon termination of the agreement, the Company is required to pay this consultant severance of 6 months of monthly fees within 10 business days of the termination date. This agreement provides for the granting of 2,225,000 stock options and 2,225,000 stock appreciation rights, in aggregate, over the five year term. As of September 30, 2009, 250,000 stock options and 250,000 stock appreciation rights have been granted, the remaining 1,975,000 stock options and 1,975,000 stock appreciation rights will be granted on the anniversary dates of the agreements with terms to be set by the Board of Directors.

On February 15, 2008, the Company entered into a one-year term management consulting agreement. The agreement provides a monthly remuneration of $3,000 with no severance. This agreement also provides the granting of 100,000 stock options and 100,000 stock appreciation rights that vest evenly over four quarters. As of September 30, 2009, 100,000 stock options and stock appreciation rights have vested and expired pursuant to the terms of the management consulting agreement.

The Company is also committed to pay compensation to senior officers of the Company as described in Note 7 –Related Party Transactions. Subsequent to the Company’s share exchange agreement closing, all management consulting agreements were terminated without severance. (see note 12).

During the nine-month period ended September 30, 2009, the Company recorded $372,152 (three month period ended September 30, 2009 - $124,050) to management and consulting fees as a compensation charge with corresponding entries of $186,075 to share based compensation liability and $186,077 to additional paid in capital. (Note 9)

On April 30, 2007, the Company commenced an arbitral action against SEPSA through the ICC requesting the ICC to enforce SEPSA’s obligations under the terms agreed upon in the SPA and to sell to the Company 100% of the shares of SEPSA and to award damages incurred by the Company related to its out of pocket expenses, loss of business opportunity and loss of revenue. SEPSA subsequently filed a counter claim with the ICC seeking awards in the form of its legal fees and translation costs related to the dispute. Refer to Note 6.

PLURIS ENERGY GROUP INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 12 – SUBSEQUENT EVENT

On August 28, 2009, the Company entered into a share exchange agreement (the “Agreement”) with Nationwide Energy Portal Inc. (“NEP”), a Texas corporation, and all the shareholders of NEP (the “Vendors”). NEP owns certain proprietary software which allows electricity brokers to find the least expensive and most efficient provider for their customers. Under the agreement, the Company has agreed to purchase all of NEP’s outstanding commons shares in exchange for the common shares of the Company. On October 15, 2009, the Agreement closed and as a result, NEP legally became a wholly-owned subsidiary of the Company. Also as a result of the closing of the Agreement, the Vendors collectively own 150,000,000 common shares of the Company.

The share exchange will be accounted for using the purchase method of accounting applicable to reverse acquisitions because the shareholders of NEP controlled the Company immediately upon the conclusion of the transaction and the continuing business is that of NEP. Under reverse acquisition accounting, the post- acquisition entity will be accounted for as a re-capitalization of NEP.

In connection with the transaction, Pluris Energy Group Corp., changed its name to Nationwide Energy Portal Inc.

Under the terms of the Agreement the following occurred:

1.	NEP management will take over management of the Company on the Closing Date;

2.	NEP will appoint a new Board of Directors for the Company on the Closing Date;

3.

The Company’s officers and directors will resign on or before the Closing Date and all of the Company’s officer and director contracts and agreements will be terminated at or prior to closing, with all severance terms, underlying option agreements and stock appreciation rights agreements being cancelled and all underlying benefits to the cancelled agreement being forfeited by the Company’s officers and directors;

4.	The Company’s outstanding indebtedness will be reduced to no more than $175,000 on or before the Closing Date;

5.

The Company’s two wholly owned subsidiaries, Pluris Energy Group Inc., a British Virgin Islands company (“PBVI”) and Pluris Sarmiento Petroleo SA, an Argentina company (“PSPSA”) will be divested, along with all obligations, liabilities, business activities, and legal undertakings relating to PBVI and PSPSA prior to the Closing Date, all in accordance with the Asset Purchase and Sale Agreement between Pluris Energy Group Inc. and GT Venture Management AG (the “Asset Purchase and Sale Agreement”);

6.

The Company will issue to the Vendors 150,000,000 common shares of the Company on the Closing Date in exchange for 100% of the common shares of NEP. After the transaction, NEP will be a wholly-owned subsidiary of the Company. Of the 150,000,000 shares to be issued in the transaction, 140,000,000 shares will be held in escrow pursuant to an escrow agreement. These shares will be released upon NEP’s management attaining certain revenue goals for the Company. These shares shall retain voting rights; however, these shares shall not be subject to dividends or liquidation distribution until released from escrow.

7.	GT Venture Management AG and the Company’s current Chairman and CEO of the Company, will indemnify the Company, NEP, and its shareholders for certain liabilities up to a maximum of $1,000,000; and

8.

GT Venture Management AG will be retained by the Company for a period of two years subsequent to the Closing Date under a management consulting agreement which must be entered into prior to closing, to provide management consulting and administrative consulting services to the Company. . Key terms under the management consulting agreements are

	i.	$10,000/ month for year 1 and $15,000/ month for year 2;
	ii.	Granting of 10,000,000 options at an exercise price of $0.12;
	iii.	Upon termination the following amounts are due:
		1.	all of the amounts otherwise due and payable under the agreement;
		2.	a cash payment of $100,000 and;
		3.	any expense reimbursement.
	iv.	During a change of control, all of the unvested options vest immediately and become exercisable.

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

Our executive office is located at Suite 200 – 1311 Howe Street, Vancouver, British Columbia, Canada and our telephone number is 604.691.1709.

Description of Business

We were an independent energy company specialized in capturing international and domestic business opportunities including, but not limited to, the acquisition and exploration of oil and natural gas properties in South America; primarily in the region of Argentina. On August 28, 2009, the Company entered into a share exchange agreement (the “Agreement”) with Nationwide Energy Portal Inc. (“NEP”), a Texas corporation, and all the shareholders of NEP (the “Vendors”). NEP owns certain proprietary software utilized within the deregulated utilities sectors. On October 15, 2009, the Agreement closed and as a result, NEP became a wholly-owned subsidiary of the Company. NEP provides proprietary software is a fully automated real time business sourcing information, gathering and forecasting system that caters to Retail Electric Providers, natural gas distributors, electricity and, natural gas brokers, and their agents, providing a web-based portal application that stores and manages data for the purpose of selling commercial contracts in the deregulated utilities markets in the United States. NEP‘s software also compiles manages and distributes in real-time, historical, current and forecasted data all points of the supply and value chain in the deregulated utilities sectors, while estimating future wholesale and retail utility rates and anticipated load, specifically in the electricity and natural gas utilities NEP’s web-based solution integrates the deregulated energy market data within a set of accessible and easy-to-use practical real-time software solutions for all points of contact utilized in the day-to-day procurement and distribution of utilities by automating and streamlining business processes in the deregulated utilities sector. The mission-critical business processes that NEP’s software architecture and enterprise suite modules support allows for improving efficiencies and reducing costs that can ultimately be passed onto commercial and residential consumers, which include forecasting, trading, scheduling, billing, settlement and consumer/partner acquisition and care,

Recent Corporate Developments

Since the commencement of our fiscal period ended September 30, 2009, we experienced the following significant corporate developments:

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

10.	On June 15, 2009, we issued 112,500 of the Company’s common shares in private placement for cash proceeds of $9,000

11.	On July 8, 2009, we issued promissory notes for cash proceeds of $17,500, which are unsecured, due on demand and bear interest of 12.5% due in full at inception of the note

12.	On August 11, 2009, we issued promissory notes for cash proceeds of $17,000, which are unsecured, due on demand and bear interest of 12.5% due in full at inception of the note

13.	On August 14, 2009, we issued 95,000 of the Company’s common shares in private placement for cash proceeds of $19,000, which were received as subscription proceeds during 2008

14.	On August 24, 2009, we entered into a private placement agreement with a creditor in settlement of $54,812 for proceeds of the private placement for 783,035 common shares at $0.07 per share;

15.	On September 14, 2009, we issued promissory notes for cash proceeds of $26,900, which are unsecured, due on demand and bear interest of 12.5% due in full at inception of the note.

16.

On August 28, 2009, the Company entered into a share exchange agreement (the “Agreement”) with Nationwide Energy Portal Inc. (“NEP”), a Texas corporation, and all the shareholders of NEP (the “Vendors”). NEP owns certain proprietary software which allows electricity brokers to find the least expensive and most efficient provider for their customers.

Under the terms of the Agreement the following is to occur:

	1.	NEP management will take over management of the Company on the Closing Date;

	2.	NEP will appoint a new Board of Directors for the Company on the Closing Date;

3.

The Company’s officers and directors will resign on or before the Closing Date and all of the Company’s officer and director contracts and agreements will be terminated at or prior to closing, with all severance terms, underlying option agreements and stock appreciation rights agreements being cancelled and all underlying benefits to the cancelled agreement being forfeited by the Company’s officers and directors;

	4.	The Company’s outstanding indebtedness will be reduced to no more than $175,000 on or before the Closing Date;

5.

The Company’s two wholly owned subsidiaries, Pluris Energy Group Inc., a British Virgin Islands company (“PBVI”) and Pluris Sarmiento Petroleo SA, an Argentina company (“PSPSA”) will be divested, along with all obligations, liabilities, business activities, and legal undertakings relating to PBVI and PSPSA prior to the Closing Date, all in accordance with the Asset Purchase and Sale Agreement between Pluris Energy Group Inc. and GT Venture Management AG (the “Asset Purchase and Sale Agreement”);

6.

The Company will issue to NEP shareholders 150,000,000 common shares of the Company on the Closing Date in exchange for 100% of the common shares of NEP. After the transaction, NEP will be a wholly- owned subsidiary of the Company. Of the 150,000,000 shares to be issued in the transaction, 140,000,000 shares will be held in escrow pursuant to an escrow agreement which must be entered into prior to closing. These shares will be released upon NEP’s management attaining certain revenue goals for the Company. These shares shall retain voting rights; however, these shares shall not be subject to dividends or liquidation distribution until released from escrow.

7.	GT Venture Management AG and the Company’s current Chairman and CEO of the Company, will indemnify the Company, NEP, and its shareholders for certain liabilities up to a maximum of $1,000,000; and

8.

GT Venture Management AG will be retained by the Company for a period of two years subsequent to the Closing Date under a management consulting agreement which must be entered into prior to closing, to provide management consulting and administrative consulting services to the Company.

On October 15, 2009, the Agreement closed and as a result, NEP became a wholly-owned subsidiary of the Company. Also as a result of the closing of the Agreement, the Vendors collectively own 150,000,000 common shares of the Company.

Subsequent to the closing of the Company’s share exchange agreement with NEP, whereas the Company’s business strategy has changed, all previous undertakings of the Company’s subsidiaries no longer applies to the business strategy of the Company as the subsidiaries were sold by the Company pursuant to the terms of the Share Exchange Agreement with NEP.

Acquisition of interest in Cerro Negro Concession

In November 2007, the Company entered into a Letter of Intent agreement (“LOI”) with Clear S.R.L. ("Clear")., whereby the Company acquired the exclusive right to purchase and develop up to 100% of Clear's 186 square kilometer Cerro Negro concession, Chubut Province, Golfo San Jorge Basin, Argentina ("Cerro Negro" or “the Concession”).

As of the date of this filing, the Company has undergone substantial delays to the funding mandate related to the acquisition of the Cerro Negro concession due to the severity of the international economic and financial crisis. As a result, the Company was unable to raise the necessary capital to acquire the Concession.

Acquisition of San Enrique Petrolera, S.A.

On August 18, 2006, the Company entered into a share purchase agreement (“SPA”) with four individuals to purchase all the issued and outstanding shares of San Enrique Petrolera, S.A. (“SEPSA”), incorporated under the laws of Argentina. As a result of issues that arose amongst SEPSA and two of its partners on SEPSA’s Tierra del Fuego concessions, matters between SEPSA and the Company resulted in an arbitral proceeding being initiated by the Company against SEPSA. In this regard, the arbitral proceedings have been ongoing, with no definitive date of resolution as at the date of this filing.

Acquisition of BAO

In December 2007, the Company entered into a LOI to acquire 100% of the shares of a Buenos Aires, Argentina based oil development and production company (the “BAO”) as a wholly owned operating subsidiary to the Company, which holds leasehold interests primarily located in the Neuquén Basin, Rio Negro Province, Argentina.

As BAO was unable to display its capacity to secure the necessary extensions over the portions of its concession interests from the Argentine provincial authorities, the Company ceased any further discussions with BAO or activities related to the Company’s ongoing interest in the acquisition of BAO.

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

Third Quarter and Nine Month Summary

	Third Quarter Ended September 30			Nine Months Ended September 30
			Percentage			Percentage
	2009	2008	Increase /	2009	2008	Increase /
			(Decrease)			(Decrease)
Revenue	-	-		-	-

Operating	$237,345	$1,023,664	(76.8)%	$1,222,046	$4,422,269	(72.4)%
Expenses
Depreciation
expenses	1,058	1,424	(25.7)%	3,423	3,762	(9.0)%
General and
Administrative	25,045	126,910	(80.3)%	44,783	357,361	(87.5)%
Management and
Consulting Fees	223,102	824,128	(72.9)%	1,080,720	3,505,452	(69.2)%
Professional Fees	(11,860)	71,202	(116.7)%	93,120	555,694	(83.2)%

Other items
Interest expenses
and finance fees	27,675	3,553	678.9%	46,134	74,682	(38.2)%
Debt
extinguishment	-	-	N/A	-	380,744	(100.0)%

Tax benefit	-	(7,502)	(100.0)%	-	(197,186)	(100.0)%
Discontinued	-	(14,891)	(100.0)%	-	(391,202)	(100.0)%
Operations

Net Loss	$265,020	$1,004,824	(73.6)%	$1,268,180	$4,289,307	(70.4)%

Revenue

We are presently in the exploration stage of our business, have not earned any revenues from our planned operations to date, and do not anticipate earning revenues until such time as we enter into commercial production of our project, or other oil and gas properties we may acquire from time to time.

General and Administrative Expenses

The decrease in general and administrative expenses for the three and nine month periods ended September 30, 2009 was due to the decrease in office and rent expenses. General and administrative expenses generally include corporate overhead, financial and administrative contractual services, marketing and consulting costs.

Net Loss

The decrease in our losses from continuing operations for the three and nine month periods ended September 30, 2009 as compared to the comparative period in 2008 was primarily due to a decrease in management and consulting fees, professional fees, and general and administrative expenses. Our net loss for the three month period ended September 30, 2009 was $265,020 or $0.01 per share compared to a net loss of $1,004,824 or $0.03 per share for the three month period ended September 30, 2008. The weighted average number of shares outstanding was 39,503,755 at September 30, 2009, compared to 33,762,775 at September 30, 2008.

The income from discontinued operations for the nine-month period ended September 30, 2009 consisted of $nil (2008 -$391,202) as there was a recovery of expenses due to the settlement of Petrogen’s debts and dissolution proceedings in 2008.

The other items of $(46,134) during the nine-month period ended September 30, 2009, consisted of interest and finance fee expense as compared to $(74,682) in the comparative period in 2008, was due to a higher dollar value of promissory notes issued during 2008.

Management and Consulting Fees

Management and consulting fees decreased by $2,424,732 or 69% for the nine month period ended September 30, 2009 due to a decrease in stock-based compensation as no stock options were granted in 2009.

Professional Fees

Professional fees were $(11,860) for the three month period ended September 30, 2009 compared to $71,202 for the three month period ended September 30, 2008 (a decrease of $83,062 or 117%). The decrease in professional fees was due to legal costs related to the ICC proceedings with SEPSA in 2008 and a recovery of professional fees charged in prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2009	At December 31, 2008	Increase / (Decrease)
Current Assets	$188	$29,839	(99.4)%
Current Liabilities	$2,875,100	$2,345,800	22.6%
Working Capital (Deficit)	$(2,874,912)	$(2,315,961)	24.1%

Cash Flows
	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash Flows used in Operating Activities	$(118,566)	$(1,092,039)
Cash Flows provided by (used in) Investing Activities	$-	$(8,930)
Cash Flows provided by (used in) Financing Activities	$115,004	$1,081,095
Net (decrease) increase in Cash During Period	$(3,562)	$(19,874)

As at September 30, 2009, current assets were comprised of $188 in cash.

As at September 30, 2009, our total assets were $14,233 comprised of: (i) $188 in current assets; and (ii) $14,045 in furniture and equipment (net of depreciation). The decrease in total assets at September 30, 2009 compared to total assets at December 31, 2008 was primarily due to a decrease in prepaid expenses due to the recognition of those expenses and a decrease in cash.

As at September 30, 2009, current liabilities were comprised of: (i) $1,562,700 in accounts payable and accrued liabilities; (ii) $319,876 in share based compensation liability; (iii) $112,500 in convertible notes payable; (iv) $368,439 in notes payable; and (v) $511,585 due to related parties.

As at September 30, 2009, our total liabilities were $2,875,100, all consisting of current liabilities. The increase in total liabilities at September 30, 2009 compared to total liabilities at December 31, 2008 was due primarily to the issuance of notes payable, an increase in the valuation of share based compensation liability, and an increase in amounts advanced by related parties.

Stockholders' deficit increased from $7,918,494 at December 31, 2008 to $8,933,854 at September 30, 2009.

For the nine-month period ended September 30, 2009, net cash used in continuing operating activities was $118,566 compared to net cash used in continuing operating activities of $1,092,039 for the nine month period ended September 30, 2008. The $973,473 decrease in net cash used in operating activities is the result of lower professional fees and a decrease in the amount of management and consulting fees paid. Net cash used in continuing operating activities for the nine month period ended September 30, 2009 was comprised of a net loss of $1,268,180 (2008: $4,289,307) and adjusted primarily by stock based compensation of $351,152 (2008: $2,392,623) and accrued management fees of $597,073 (2008: $388,952).

Cash flows from financing activities for the nine month period ended September 30, 2009 was $115,004 compared to cash flow used in financing activities of $1,081,095 for the nine month period ended September 30, 2008. The net cash flow from financing activities for the nine month period ended September 30, 2009 was primarily comprised of: (i) $14,000 (2008: $516,100) in proceeds on sale of common stock including subscriptions received; and (ii) $200,833 (2008: $655,000) in notes payable. The decrease in net cash from financing activities for the period ended September 30, 2009 was primarily the result of less private placement proceeds and advances from notes payable.

Cash Requirements

Over the next twelve months we intend to develop NEP’s proprietary technology and anticipate we will incur the following costs and operating expenses over the next twelve months as follows:

Estimated Funding Required During the Next Twelve Months

Expenses	Amount
Management fees	1,340,000
Software R&D	1,000,000
Professional fees	950,000
Investor relations	500,000
Rent, utilities and insurance	340,000
Other general & administrative expenses	400,000
Current liabilities	2,500,000
Total	$7,030,000

We will require additional funds to implement our growth strategy and operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to raise such additional funds from any source. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the Notes to our financial statements for the year ended December 31, 2008, we have included disclosure regarding concerns about our ability to continue as a going concern.

As at September 30, 2009, the Company has a working capital deficiency of $2,874,912. We have historically incurred losses, and through September 30, 2009 have incurred losses of $28,490,271 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Recently Adopted Accounting Pronouncements

On January 1, 2009, we adopted FASB Statement No. 157, Fair Value Measurement (“SFAS 157”), as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the consolidated financial statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157. On January 1, 2008 we elected to implement this Statement with the one-year deferral. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. Beginning January 1, 2009, we adopted the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We are continually evaluating this standard in our consolidated financial statements for our fiscal year ended December 31, 2009.

On January 1, 2009, we adopted FASB Statement No. 141 (Revised 2007) Business Combinations (“SFAS 141(R)”) and Statement No. 160 Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). The new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests (formerly minority interests) in consolidated financial statements. The effect of adoption will generally be prospectively applied to transactions completed after the end of our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented. The impact of SFAS 141(R) and SFAS 160 on our consolidated financial statements is dependent upon acquisitions entered into by the Company after January 1, 2009. The Company has reached the conclusion that, this will have no impact on its consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities were only disclosed once a year. This FSP will now require these disclosures to be made on a quarterly basis. FSP FAS 107-1 and APB 28-1 became effective for us on June 30, 2009. Adoption of these requirements did not have a material impact upon the Company’s consolidated financial statements.

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

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which amends SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of this requirement did not have a material impact on our consolidated financial statements and disclosures.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 166 removes the concept of a qualifying special-purpose entity. Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance. Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met. Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets. Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period. The Company has no current involvement with transferred assets but will comply should the situation arise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures

Disclosure and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our company’s chief executive officer and chief financial officer.

Based on this evaluation, our company’s chief executive officer and chief financial officer have concluded that our disclosure controls and procedures as at September 30, 2009 were not effective to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

In light of the conclusion that our company's disclosure controls and procedures were ineffective as of September 30, 2009, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of operating losses and there can be no assurances we will be profitable in the future. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling approximately $23,166,068 from inception to September 30, 2009 and incurred losses from discontinued operations totaling approximately $5,324,203 for the same period. As of September 30, 2009, we had an accumulated deficit of $28,490,271 and a working capital deficiency of $2,874,912. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Uncertain revenue from new technology

Our success depends partly on our ability to successfully introduce and the market acceptance of our current and new products. In a market primarily driven by the need for innovative products, our revenue growth will depend on overcoming various technological challenges to successfully introduce our current and new products, including but not limited to our technology based upon the intellectual property included in our technology into the marketplace in a timely manner. In addition, we must continue to develop new applications for our existing technologies, including but not limited to additional commercial applications for our proprietary technology. Market acceptance of these products will depend on many factors, including, but not limited to, demonstrating that our technologies perform as intended and are superior to other technologies and products that are currently available or may become available in the future.

If we are unable to successfully develop new products or if the market does not accept our products, or even if we experience difficulties or delays, we may be unable to attract additional customers for our products or license our products to other strategic partners, which would seriously harm our business and future growth prospects.

If we are unable to effectively protect our intellectual property, we may be unable to prevent infringement. Our success depends in part on our ability to obtain and maintain copyright protection for the technology underlying our products, especially for those that use our technology, both in the United States and in other countries. We cannot assure you that any of the presently pending or future copyright submittals will be accepted timely in a manner that would assure us that any infringement of our technologies may be defensible in a court of law, or that any copyrights accepted on our behalf or licensed by us will not be challenged, invalidated or held unenforceable. Further, we cannot guarantee that any copyrights accepted on our behalf will provide us with a significant competitive advantage.

If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual and copyrighted property with respect to our significant current and proposed products, our competitive position, our ability to complete the development of the our application system and future sales or license of this product or technology could suffer, which would have a material adverse effect upon the Company and its results of operations.

Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal to or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies. If customers prefer these alternative technologies as compared to our technology, it may have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

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

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve production levels will be greatly limited. Our current development plans require us to make capital expenditures for the exploration and development of our oil and natural gas properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

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

We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Mr. Kenneth Koepke, our Chief Executive Officer, and Mr. Michael D. Massingill, our Chief Technology Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

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

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of November 13, 2009, we have 200,620,000 shares of common stock issued and outstanding. There are 16,778,099 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of September 30, 2009, there are an aggregate of 3,182,000 stock options and 3,928,028 warrants outstanding.

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

The trading price of our common stock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares. During fiscal periods ended September 30, 2009 and December 31, 2008, our common stock has traded as low as $0.02 and as high as $0.16. In addition to volatility associated with OTC Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the world wide price for oil or natural gas; (ii) disappointing results from our discovery or development efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) technological innovations by competitors or in competing technologies; (vii) lack of funding generated for operations; (viii) investor perception of our industry or our prospects; and (ix) general economic trends.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the three month period ended September 30, 2009 that were not otherwise reported on a current report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number and Exhibit Title

(10)	Material Contracts

10.0	Assignment Agreement dated July 4, 2008 between Pluris Sarmiento Petroleo SA and Clear S.R.L. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2008)

10.1	Bearer Trust Agreement dated July 1, 2008 between Soumitra Sam Sen and Pluris. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2008)

10.2	Bearer Trust Agreement dated July 1, 2008 between Sacha Spindler and Pluris. (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2008)

10.3	Management Consulting Services Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2008)

10.4	Share Exchange Agreement entered into between the Company and Nationwide Energy Portal Inc. (incorporated by reference from our Material Event Change report on Form 8K filed on August 31, 2009)

(31)	Section 302 Certifications

31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002

31.2*	Section 302 Certification of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLURIS ENERGY GROUP INC.

By: /s/ Kenneth Koepke
Kenneth Koepke
CEO, Chairman and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting
Officer

Date: November 16, 2009.

By: /s/ Michael D. Massingill
Michael D. Massingill
Chief Technology Officer

Date: November 16, 2009.